Form 10-Q
period 1998-06-30
ORBITAL IMAGING CORP
filed 1998-08-18
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                              For the quarter ended

                                  JUNE 30, 1998


                           ORBITAL IMAGING CORPORATION
                         (Commission File No. 333-49583)


                        DELAWARE                                                      54-1660268
    -------------------------------------------------                  ------------------------------------------
                (State of Incorporation)                                      (IRS Identification number)


                21700 ATLANTIC BOULEVARD
                 DULLES, VIRGINIA 20166                                             (703) 406-5000
    -------------------------------------------------                  ------------------------------------------
        (Address of principal executive offices)                                  (Telephone number)



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes  X   No
                      ---     ---

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                            June 30,              December 31,
                                                                            1998                     1997
CURRENT ASSETS:                                                         -------------            ---------------
     Cash and cash equivalents                                           $ 55,557,383             $ 10,883,142
     Short-term investments, at market, which approximates cost            83,569,801               11,336,751
     Receivables and other current assets                                   2,004,175                  134,163
                                                                        -------------            ---------------
         TOTAL CURRENT ASSETS                                             141,131,359               22,354,056

PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
     depreciation of $6,305,402 and $5,144,194, respectively               12,566,299               11,053,898

SATELLITES AND RELATED RIGHTS, at cost, less accumulated
     depreciation and amortization of $18,064,158 and
     $12,947,213, respectively                                            138,877,202              104,226,147

LONG-TERM INVESTMENTS, at amortized cost                                   16,636,417                        -
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, LESS
     accumulated amortization of $33,572 in 1998                            1,980,744                        -

DEFERRED FINANCING FEES AND OTHER ASSETS                                    5,300,217                  115,416
                                                                        -------------            ---------------

     TOTAL ASSETS                                                       $ 316,492,238            $ 137,749,517
                                                                        =============            ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $ 17,224,240              $ 4,335,026
     Current portion of deferred revenue                                    8,476,614                7,725,141
     Deferred tax liabilities, net                                            579,670                  467,550
                                                                        -------------            ---------------
         Total current liabilities                                         26,280,524               12,527,717

LONG-TERM OBLIGATIONS (principal amount $150,000,000)                     141,277,419                        -
DEFERRED REVENUE, NET OF CURRENT PORTION                                   27,879,954               29,667,469
DEFERRED TAX LIABILITIES, NET                                               6,911,723               10,193,678
                                                                        -------------            ---------------

     TOTAL LIABILITIES                                                    202,349,620               52,388,864

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Preferred stock, par value $.01; 10,000,000 shares authorized;
         Series A $100 cumulative convertible, 2,000,000 shares
         authorized, 648,653 shares and 392,887 shares issued and
         outstanding, respectively (liquidation value is $66,155,555
         and $40,074,474, respectively)                                         6,487                    3,929
     Common stock, par value $.01; 75,000,000 shares authorized;
         25,214,000 shares issued and outstanding                             252,140                  252,140
     Additional paid-in-capital                                           139,120,747              108,828,129
     Accumulated deficit                                                  (25,236,756)             (23,723,545)
                                                                        -------------            ---------------

     TOTAL STOCKHOLDERS' EQUITY                                           114,142,618               85,360,653
                                                                        -------------            ---------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 316,492,238            $ 137,749,517
                                                                        =============            ==============


           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED
                                                                JUNE 30,
                                                    -----------------------------
                                                         1998            1997
                                                    -------------     -----------


Revenues                                             $ 2,921,653       $ 195,687

Direct expenses                                        3,904,016       1,092,607
                                                    -------------     -----------

Gross profit (loss)                                     (982,363)       (896,920)

Selling, general and
     administrative expenses                           2,241,189         161,733
                                                    -------------     -----------

Income (loss) from operations                         (3,223,552)     (1,058,653)

Net investment income, net of interest
     expense of $2,001,290 and $0, respectively          256,472         367,059
                                                    -------------     -----------

Income (loss) before provision (benefit)
      for income taxes                                (2,967,080)       (691,594)

Provision (benefit) for income taxes                  (1,453,869)       (437,867)
                                                    -------------     -----------

Net income (loss)                                    $(1,513,211)     $ (253,727)
                                                    =============     ===========


           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ---------------------------------
                                                                   1998                  1997
                                                                -------------        ------------


Revenues                                                         $ 5,338,378           $ 304,020

Direct expenses                                                    8,092,950           2,229,621
                                                                -------------        ------------

Gross profit (loss)                                               (2,754,572)         (1,925,601)

Selling, general and
     administrative expenses                                       3,228,221             776,154
                                                                -------------        ------------

Income (loss) from operations                                     (5,982,793)         (2,701,755)

Net investment income, net of interest
     expense of $2,001,290 and $0, respectively                    1,299,747             367,059
                                                                -------------        ------------

Income (loss) before provision (benefit)
      for income taxes                                            (4,683,046)         (2,334,696)

Provision (benefit) for income taxes                              (3,169,835)           (437,867)
                                                                -------------        ------------

Net income (loss)                                                $(1,513,211)        $(1,896,829)
                                                                =============        ============


           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                               ---------------------------------
                                                                                   1998                1997
                                                                               --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME (LOSS)                                                          $ (1,513,211)      $ (1,896,829)
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:
                Depreciation and amortization                                      6,831,701          2,004,640
                Deferred tax benefit                                              (3,169,835)          (437,867)
                Other                                                                 41,824              4,244
     CHANGES IN ASSETS AND LIABILITIES:
                Increase in receivables and other current assets                  (1,366,078)           (76,184)
                (Increase) decrease in other assets                                 (393,165)           128,450
                Increase in accounts payable and accrued expenses                 12,607,608          4,800,966
                Decrease in deferred revenue                                      (1,036,042)          (245,893)
                                                                               --------------     --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                    12,002,802          4,281,527
                                                                               --------------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                        (41,801,609)       (29,997,550)
     Investment in OrbView-2 license                                                       -                  -
     Purchases of held-to-maturity investment securities                         (32,896,191)                 -
     Purchases of available-for-sale investment securities                       (71,164,893)        (1,942,660)
     Maturities of available-for-sale investment securities                       15,400,000                  -
     Sales of available-for-sale investment securities                               998,780                  -
     Payment for business acquisition                                             (4,000,000)                 -
                                                                               --------------     --------------
     NET CASH USED IN INVESTING ACTIVITIES                                      (133,463,913)       (31,940,210)
                                                                               --------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations                             141,000,000                  -
     Proceeds from issuance of common stock warrants                               9,000,000                  -
     Fees paid to issue long-term obligations and common stock warrants           (5,159,824)                 -
     Preferred stock issued in private placement, net                             21,295,176         27,055,892
     Common stock issued                                                                   -         31,317,829
                                                                               --------------     --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                   166,135,352         58,373,721
                                                                               --------------     --------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                         44,674,241         30,715,038


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    10,883,142                  -
                                                                               --------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 55,557,383       $ 30,715,038
                                                                               ==============     ==============

           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997, which are included in Orbital Imaging Corporation's Registration Statement on Form S-4, as amended, filed with the SEC (File No. 333-49583). Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Orbital Imaging Corporation is hereafter referred to as "ORBIMAGE" or the "Company."

              (1) Income Taxes

              The Company has recorded its interim income tax provision (benefit) based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

              (2) Reclassifications

              Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation.


              (3) Related Party Transactions

              Pursuant to a procurement contract under which ORBIMAGE is purchasing from Orbital Sciences Corporation ("Orbital"), the Company's majority shareholder, various satellites, rights, and ground systems, the company incurred costs of approximately $21,426,000 and $22,408,000 for the three months ended June 30, 1998 and 1997, respectively, and approximately $36,863,000 and $26,683,000 for the six months ended June 30. ORBIMAGE incurred costs of approximately

              $635,000 and $1,384,000 for the three months ended June 30, 1998 and 1997, respectively, and approximately $1,163,000 and $2,137,000 for the six months ended June 30, 1998 and 1997, respectively, under an administrative services agreement with Orbital.

              (4) Financing Activities

              On February 25, 1998, ORBIMAGE raised gross proceeds of $150,000,000 by issuing units ("Units") consisting of (i) $150,000,000 of 11-5/8% Senior Notes (the "Notes") due 2005,
              valued at $141,000,000, and (ii) warrants (the "Warrants"), valued at $9,000,000, to purchase 1,312,746 shares of ORBIMAGE's common stock. Interest on the Notes is payable semi-annually beginning September 1, 1998. An amount equal to two years' interest payable on the Notes (approximately $33,000,000) was placed in a restricted account and invested in U.S. Treasury securities. These investments have maturities ranging from six months to two years (and have been appropriately reflected as short-term or long-term investments in the accompanying Condensed Balance Sheets) and are pledged as security for repayment of interest on the Notes. The Notes will rank pari passu in right of payment with all existing and future senior indebtedness of the Company and will rank senior in right of payment to any future subordinated indebtedness of the Company. The Warrants are exercisable on February 25, 1999 (or earlier in the event of a "change of control") and expire on March 1, 2005.

              Concurrent with the issuance of the Units, ORBIMAGE completed a private placement of 227,295 shares of 12% Series A Cumulative Convertible Preferred Stock, raising gross proceeds of approximately $23,000,000.

              (5) Interest Capitalization

              The Company capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. Approximately $2,547,540 and $4,245,540 has been capitalized during the three- and six-month periods ended June 30, 1998. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service.

              (6) Comprehensive Income

              In 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." During the three- and six-month periods ended June 30, 1998 and 1997, there were no differences between net income, as reported, and comprehensive income.

              (7) Business Acquisition

              On April 30, 1998, ORBIMAGE acquired substantially all the assets of TRIFID Corporation ("TRIFID") for approximately $4,000,000. Under the terms of the acquisition agreement, an additional $1,000,000 in purchase price is payable by ORBIMAGE to TRIFID if certain future revenue targets are achieved. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $2,000,000, which amount will be amortized on a straight-line basis over 10 years.

              The following supplemental financial information presents the Company's results of operations, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997:

                                                            Three Months Ended
                                                                June 30,
                                                      ------------------------------

                                                         1998              1997
                                                         ----              ----
           Revenues                                    $3,332,000       $1,401,000
           Net Income (loss)                           (1,144,000)        (127,000)


                                                             Six Months Ended
                                                                June 30,
                                                      ------------------------------

                                                         1998              1997
                                                         ----              ----
           Revenues                                    $6,162,000       $1,953,000
           Net Income (loss)                           (1,484,000)      (2,383,000)


              The allocation of purchase price to net assets acquired may be adjusted if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

           Certain statements included in this discussion relating to funding requirements, capital expenditures, sources and uses of funds, operating results and "Year 2000" issues are forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, but are not limited to, general and economic business conditions, launch success, satellite performance, availability of required capital, market acceptance of new products and technologies, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues, and U.S. government policies, priorities and funding of programs. The actual results that ORBIMAGE achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

           The Company has made a preliminary assessment of potential "Year 2000" issues with respect to various financial and operational computer-related systems. The Company has developed an initial corrective action plan that includes (i) reprogramming affected software when appropriate and feasible, (ii) obtaining vendor-provided software upgrades when available, and (iii) completely replacing affected systems when necessary. The Company currently expects that identified "Year 2000" affected systems will be corrected by the end of 1998, although there can be no assurance that the Company has identified all "Year 2000" affected systems or that its corrective action plan will be timely and successful. While the Company has not determined to date that "Year 2000" issues will materially impact its customers or suppliers, it continues to assess risks associated with such third parties and will develop corrective plans accordingly as more information becomes available.

           BUSINESS ACQUISITION. On April 30, 1998, ORBIMAGE acquired substantially all the assets of TRIFID Corporation ("TRIFID") for approximately $4.0 million. Under the terms of the acquisition agreement, an additional $1.0 million of purchase price is payable by ORBIMAGE to TRIFID if certain revenue targets are achieved. TRIFID is a leading image processing and product generation company, providing sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides ORBIMAGE with the technical personnel and production capability required to generate high-resolution imagery and derived products. The acquisition resulted in excess of purchase price over net assets acquired of approximately $2.0 million, which amount will be amortized over 10 years.

           REVENUES. Revenues for the three-month periods ended June 30, 1998 and 1997 were approximately $2.9 million and $0.2 million, respectively. Revenues for the six-month periods ended June 30, 1998 and 1997 were approximately $5.3 million and $0.3 million, respectively. The increase in 1998 revenues is primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the second quarter of 1998 also included $440,000 in sales generated from the image processing business acquired from TRIFID in April 1998. Revenues for the comparable 1997 periods were attributable solely to the sale of OrbView-1 imagery products to NASA.

           DIRECT EXPENSES. Direct expenses include costs of operating and depreciating the OrbView-1 satellite, the license pursuant to which ORBIMAGE has exclusive worldwide distribution rights for OrbView-2 satellite imagery (the "OrbView-2 License"), and the related ground assets. Direct expenses for the three-month periods ended June 30, 1998 and 1997 were approximately $3.9 million and $1.1 million, respectively. Direct expenses for the six-month periods ended June 30, 1998 and 1997 were approximately $8.1 million and $2.2 million, respectively. Direct expenses increased from the 1997 periods to the comparable 1998 periods as a result of the OrbView-2 License amortization, additional ground station depreciation and increased operating expenses primarily related to OrbView-2. The Company completed depreciating the OrbView-1 satellite in the second quarter of 1998.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the company. SG&A expenses were approximately $2.2 million and $0.2 million for the three-month periods ended June 30, 1998 and 1997, respectively. SG&A expenses were approximately $3.2 million and $.8 million for the six-month periods ended June 30, 1998 and 1997, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as the Company expanded its operations and workforce.

           INTEREST INCOME AND INTEREST EXPENSE. Interest income reflects interest earnings on investments made primarily with proceeds from the Company's financing activities. Interest expense reflects interest incurred on the Company's 11-5/8% Senior Notes due 2005 (the "Notes"), net of applicable capitalized interest. Net interest income for the three-month periods ended June 30, 1998 and 1997 was approximately $0.3 million and $0.4 million, respectively. Net interest income was approximately $1.3 million and $0.4 million for the six-month periods ended June 30, 1998 and 1997, respectively. Interest expense was approximately $2.0 million for the three- and six-month periods ended June 30, 1998; ORBIMAGE had no interest expense in the comparable 1997 periods. Approximately $4.2 million of interest expense has been capitalized in 1998 in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground segments. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service.

           PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded an income tax provision (benefit) of approximately ($1.5 million) and ($0.4 million) for the three-month periods ended June 30, 1998 and 1997, respectively. The Company recorded an income tax provision (benefit) of approximately ($3.2 million) and ($0.4 million) for the six-month periods ended June 30, 1998 and 1997, respectively. The tax benefits result from a reduction in net deferred tax liabilities based on an increase in deferred tax assets primarily related to net operating losses generated during the period offset by decreases in deferred tax liabilities for depreciation of satellite assets which were previously deducted for tax purposes. The Company records its interim income tax benefit or provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.


LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998 the Company had approximately $155.8 million of cash and cash equivalents, and short-and long-term investments (including approximately $32.9 million of securities pledged as security for repayment of interest on the Notes) and had total debt outstanding of approximately $141.3 million (principal amount $150.0 million). The Company's current ratio was approximately 5.4 at June 30, 1998.

           On February 25, 1998, ORBIMAGE issued units consisting of the Notes and Common Stock warrants raising gross proceeds of $150.0 million (the "Units Offering"). Interest on the Notes is payable semi-annually beginning on September 1, 1998. Out of net proceeds of approximately $144.8 million, ORBIMAGE purchased approximately $32.9 million of U.S. Treasury securities in an amount sufficient to pay the interest on the Notes for the first four interest payment dates. These securities have maturities ranging from six months to two years and were placed in a restricted account and pledged as security for repayment of interest on the Notes. The Notes will rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and will rank senior in right of payment to any future subordinated indebtedness of the Company. Concurrent with the Units Offering, ORBIMAGE completed a private placement of 227,295 shares of Series A Preferred Stock, generating approximately $22.7 million of gross proceeds.

           Operating activities provided net cash of approximately $12.0 million during the first half of 1998. Investing activities used cash of approximately $133.5 million for the six-month period ended June 30, 1998, primarily for the net purchases (net of sales and maturities) of short- and long-term investments and capital expenditures for the OrbView-3 and OrbView-4 satellites and the related U.S. ground system.

           Capital expenditures for the six months ended June 30, 1998 were approximately $37.6 million (excluding capitalized interest) and consisted primarily of costs relating to the acquisition of the OrbView-3 and OrbView-4 satellites and the related U.S. ground system. The total cost of the OrbView-1 satellite, the OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system is estimated to be approximately $297.0 million, which amount includes all satellite design, construction and launch costs, but excludes insurance costs. Of this amount, ORBIMAGE has spent approximately $167.0 million through June 30, 1998 and expects to spend approximately $55.0 million through the remainder of 1998, which amount will be funded by the Company's cash, cash equivalents, short-term investments and net cash generated from operations.

           The Company expects to fund its future capital expenditures and negative cash flows from operating activities using cash and cash equivalents and short-term investments together with advance payments from customers. ORBIMAGE's ability to generate positive cash flow is dependent on the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's services and numerous other factors. While the Company believes it has sufficient resources to fund the Company's operations through its positive free cash flow (expected to occur by the end of 1999, when OrbView-3 is expected to be operational), additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases or any shortfall in projected levels of estimated cash flow, or unanticipated expenses. There can be no assurance that additional capital will be available on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception and ORBIMAGE believes that it will continue to do so for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY- HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report

         (b)   Reports on Form 8-K - Not applicable.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORBITAL IMAGING CORPORATION


DATED:  August 14, 1998            By:  /s/ Gilbert D. Rye
                                        ------------------------------------
                                        Gilbert D. Rye, President
                                        and Chief Operating Officer


DATED:  August 14, 1998            By:  /s/ Armand D. Mancini
                                        ------------------------------------
                                        Armand D. Mancini, Vice President
                                        and Principal Financial Officer

                                  EXHIBIT INDEX
                                  -------------


         The following exhibits are filed as part of this report.

       Exhibit No.                                    Description

           27              Financial Data Schedule