Form 10-Q
period 1998-09-30
ORBITAL IMAGING CORP
filed 1998-11-12
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                             For the quarter ended

                               SEPTEMBER 30, 1998


                          ORBITAL IMAGING CORPORATION
                        (Commission File No. 333-49583)


                DELAWARE                                  54-1660268
----------------------------------------        -------------------------------
        (State of Incorporation)                   (IRS Identification number)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                         (703) 406-5000
----------------------------------------        -------------------------------
(Address of principal executive offices)               (Telephone number)



Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes       No
                                   -----     -----

                                     PART 1

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ORBITAL IMAGING CORPORATION
                            CONDENSED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS
                                 ------
                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    1998                  1997
                                                                               ---------------       --------------
Current assets:
    Cash and cash equivalents                                                   $     62,760               $10,883
    Available-for-sale securities, at fair value                                      27,250                11,337
    Held-to-maturity securities, at amortized cost                                     8,242                     -
    Receivables and other current assets                                               2,217                   134
                                                                               ---------------       --------------
       Total current assets                                                          100,469                22,354

Property, plant and equipment, at cost, less accumulated
    depreciation of $6,949 and $5,144, respectively                                   14,720                11,054

Satellites and related rights, at cost, less accumulated
    depreciation and amortization of $20,216 and
    $12,947, respectively                                                            181,829               104,226

Held-to-maturity securities, at amortized cost                                        16,310                     -
Other assets                                                                           8,143                   115
                                                                               ---------------       --------------

    Total assets                                                                $    321,471              $137,749
                                                                               ===============       ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                                       $     26,891                $4,335
    Current portion of deferred revenue                                                8,451                 7,725
    Deferred tax liabilities                                                             583                   468
                                                                               ---------------       --------------
       Total current liabilities                                                      35,925                12,528

Long-term obligations                                                                141,476                     -
Deferred revenue, net of current portion                                              25,789                29,667
Deferred tax liabilities                                                               6,590                10,194
                                                                               ---------------       --------------

    Total liabilities                                                                209,780                52,389

Stockholders' equity:
    Preferred stock, par value $0.01; 10,000,000 shares authorized;
       Series A 12% cumulative convertible, 2,000,000 shares
       authorized, 648,653 shares and 392,887 shares issued and
       outstanding, respectively (liquidation value of $68,102
       and $40,074, respectively)                                                          7                     4
    Common stock, par value $0.01; 75,000,000 shares authorized;
       25,214,000 shares issued and outstanding                                          252                   252
    Additional paid-in-capital                                                       146,911               108,828
    Unrealized gain on available-for-sale securities                                       6                     -
    Accumulated deficit                                                              (35,485)              (23,724)
                                                                               ---------------       --------------

    Total stockholders' equity                                                       111,691                85,360
                                                                               ---------------       --------------

    Total liabilities and stockholders' equity                                  $    321,471              $137,749
                                                                               ===============       ==============




           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED; IN THOUSANDS)




                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                                1998                    1997
                                                                           -------------           -------------
Revenues                                                                    $   3,209               $     221

Direct expenses                                                                 3,505                   1,194
                                                                           -------------           -------------

Gross loss                                                                       (296)                   (973)

Selling, general and administrative expenses                                    2,007                     840
                                                                           -------------           -------------

Loss from operations                                                           (2,303)                 (1,813)

Net interest income (expense), net of interest
   expense of $2,156 in 1998                                                     (149)                    498
                                                                           -------------           -------------

Loss before benefit for income taxes                                           (2,452)                 (1,315)

Benefit for income taxes                                                         (322)                   (657)
                                                                           -------------           -------------

Net loss                                                                    $  (2,130)              $    (658)
                                                                           =============           =============





           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED; IN THOUSANDS)




                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1998                   1997
                                                              -------------          -------------
Revenues                                                       $    8,547             $      525

Direct expenses                                                    11,597                  3,423
                                                              -------------          -------------

Gross loss                                                         (3,050)                (2,898)

Selling, general and administrative expenses                        5,235                  1,616
                                                              -------------          -------------

Loss from operations                                               (8,285)                (4,514)

Net interest income, net of interest
    expense of $4,157 in 1998                                       1,151                    864
                                                              -------------          -------------

Loss before benefit for income taxes                               (7,134)                (3,650)

Benefit for income taxes                                           (3,492)                (1,095)
                                                              -------------          -------------

Net loss                                                       $   (3,642)            $   (2,555)
                                                              =============          =============




           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)




                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1998                 1997
                                                                                --------------      ----------------
Cash flows from operating activities:
   Net loss                                                                      $   (3,642)          $    (2,555)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation, amortization and other                                         9,714                 3,032
         Deferred tax benefit                                                        (3,492)               (1,095)
   Changes in assets and liabilities:
         Increase in receivables and other current assets                              (655)                 (276)
         (Increase) decrease in other assets                                           (315)                  385
         Increase in accounts payable and accrued expenses                           22,275                 3,566
         Increase (decrease) in deferred revenue                                     (3,152)                2,574
                                                                                --------------      ----------------
   Net cash provided by operating activities                                         20,733                 5,631

Cash flows from investing activities:
   Capital expenditures                                                             (89,702)              (39,410)
   Purchases of held-to-maturity securities                                         (32,184)                    -
   Purchases of available-for-sale securities                                       (94,968)             (102,778)
   Maturities of held-to-maturity securities                                          7,568                     -
   Maturities of available-for-sale securities                                       52,472                75,008
   Sales of available-for-sale securities                                            26,842                 1,972
   Payment for business acquisition                                                  (5,000)                    -
                                                                                --------------      ----------------
   Net cash used in investing activities                                           (134,972)              (65,208)

Cash flows from financing activities:
   Net proceeds from issuance of long-term obligations                              136,152                     -
   Net proceeds from issuance of common stock warrants                                8,690                     -
   Net proceeds from issuance of preferred stock                                     21,274                33,758
   Net proceeds from issuance of common stock                                             -                31,318
                                                                                --------------      ----------------
   Net cash provided by financing activities                                        166,116                65,076
                                                                                --------------      ----------------
Net increase in cash and cash equivalents                                            51,877                 5,499

Cash and cash equivalents, beginning of period                                       10,883                     -
                                                                                --------------      ----------------
Cash and cash equivalents, end of period                                         $   62,760           $     5,499
                                                                                ==============      ================

Supplemental cash flow information:
 Interest paid                                                                   $    9,009           $         -
                                                                                ==============      ================





           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 1997, which are included in Orbital Imaging Corporation's Registration Statement on Form S-4, as amended, filed with the SEC. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

Orbital Imaging Corporation is hereafter referred to as the "Company."

(2)      SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company has recorded its interim income tax benefit based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation.

(3)      BUSINESS ACQUISITION

On April 30, 1998, the Company acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $4.0 million. Based on TRIFID meeting revenue targets established in the acquisition agreement, the purchase price was adjusted and the Company paid an additional $1.0 million of consideration to TRIFID during the three months ended September 30, 1998. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized on a straight-line basis over ten years.

The following supplemental financial information presents the Company's results of operations, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands):

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                           1998                1997
                                  ---------------------------------------
         Revenues                         $9,370            $3,272
         Net loss                         (3,646)           (3,141)

The allocation of purchase price to net assets acquired may be adjusted if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

(4)      INTEREST CAPITALIZATION

The Company capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the three and nine months ended September 30, 1998, capitalized interest totaled $2.7 million and $6.9 million, respectively.

(5)      PREFERRED STOCK

In February 1998, ORBIMAGE issued 227,295 shares of Series A cumulative convertible preferred stock (the "Preferred Stock") generating net proceeds of approximately $21.3 million. The Preferred Stock is convertible into ORBIMAGE common stock in an amount equal to $100 per share of Preferred Stock, divided by the Series A Conversion Price, which is $4.17 per share of Preferred Stock. Each share entitles the holder to receive cumulative dividends of 12% per annum. Dividends on the Preferred Stock are cumulative and are payable on a semi-annual basis in May and November. Under the terms of the indenture governing the Company's 11-5/8% Senior Notes due 2005, the dividends are payable in additional shares of Preferred Stock. In May 1998 the Company issued 28,471 shares of Preferred Stock as dividends. At September 30, 1998, the Company had accrued dividends of approximately 32,500 shares of Preferred Stock.

(6)      RELATED PARTY TRANSACTIONS

Pursuant to a procurement contract under which the Company is purchasing from Orbital Sciences Corporation ("Orbital"), the Company's majority stockholder, various satellites, and ground systems, the Company incurred costs of approximately $44.5 million and $8.6 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $81.3 million and $35.2 million for the nine months ended September 30, 1998 and 1997, respectively. The Company incurred costs of approximately $0.6 million and $0.3 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $1.8 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively, under an administrative services agreement with Orbital.

(7)      RECENT PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains on the Company's available-for-sale securities to be included in comprehensive income. For the three and nine months ended September 30, 1998, comprehensive income (loss) totaled $(2.1 million) and $(3.6 million), respectively. For the three and nine months ended September 30, 1997, there were no differences between net loss, as reported, and comprehensive income
(loss).

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 will not impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

In January 1997, the SEC issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The market risk disclosure rules are effective for the Company in filings that include audited financial statements for the fiscal years ending after June 15, 1998. Adoption of the new market risk disclosure rules will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Certain statements included in this discussion relating to funding requirements, capital expenditures, sources and uses of funds, operating results and "Year 2000" issues are forward-looking statements that involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, but are not limited to, general and economic business conditions, launch success, satellite performance, availability of required capital, market acceptance of new products and technologies, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues, and U.S. government policies, priorities and funding of programs. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

         BUSINESS ACQUISITION. On April 30, 1998, the Company acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $4.0 million. Based on TRIFID meeting revenue targets established in the acquisition agreement, the purchase price was adjusted and the Company paid an additional $1.0 million of consideration to TRIFID during the three months ended September 30, 1998. TRIFID is an image processing and product generation company, providing sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides the Company with the technical personnel and production capability required to generate high-resolution imagery and derived products. The acquisition resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized over ten years.

         REVENUES. Revenues for the three months ended September 30, 1998 and 1997 were approximately $3.2 million and $0.2 million, respectively. Revenues for the nine months ended September 30, 1998 and 1997 were approximately $8.5 million and $0.5 million, respectively. The increase in 1998 revenues was primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the three months and nine months ended September 30, 1998 also included $0.8 million and $1.2 million, respectively in sales generated from the image processing business acquired from TRIFID in April 1998. Revenues for the comparable 1997 periods were attributable solely to the sale of OrbView-1 imagery products.

         DIRECT EXPENSES. Direct expenses include the costs of operating and depreciating (i) the OrbView-1 satellite, (ii) the license pursuant to which the Company has exclusive worldwide distribution rights for OrbView-2 satellite imagery (the "OrbView-2 License"), and (iii) the related ground assets. Direct expenses for the three months ended September 30, 1998 and 1997 were approximately $3.5 million and $1.2 million, respectively. Direct expenses for the nine months ended September 30, 1998 and 1997 were approximately $11.6 million and $3.4 million, respectively. Direct expenses increased from the 1997 periods to the comparable 1998 periods primarily as a result of the OrbView-2 License amortization, additional ground station depreciation and increased operating expenses primarily related to OrbView-2, all of which began when OrbView-2 commenced commercial operations in November 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were approximately $2.0 million and $0.8 million for the three months ended September 30, 1998 and 1997, respectively. SG&A expenses were approximately $5.2 million and $1.6 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as the Company expanded its operations and workforce.

         INTEREST INCOME AND INTEREST EXPENSE. Interest income reflects interest earnings on investments made primarily with proceeds from the Company's financing activities. Interest expense reflects interest incurred on the Company's 11-5/8% Senior Notes due 2005 (the "Notes"), net of applicable capitalized interest. Net interest income (expense) for the three months ended September 30, 1998 and 1997 was approximately ($0.1 million) and $0.5 million, respectively. Net interest income was approximately $1.2 million and $0.9 million for the nine months ended September 30, 1998 and 1997, respectively. Interest expense was approximately $2.2 million and $4.2 million for the three and nine months ended September 30, 1998, respectively. The Company had no interest expense in the comparable 1997 periods. For the three and nine months ended September 30, 1998, capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground segments totaled $2.7 million and $6.9 million, respectively.

         BENEFIT FOR INCOME TAXES. The Company recorded an income tax benefit of approximately $0.3 million and $0.7 million for the three months ended September 30, 1998 and 1997, respectively. The Company recorded an income tax benefit of approximately $3.5 million and $1.1 million for the nine months ended September 30, 1998 and 1997, respectively. The tax benefits result from net operating losses generated during the period offset, in part, by decreases in deferred tax liabilities for depreciation of satellite assets, which were previously deducted for tax purposes. The Company records its interim income tax benefit or provision based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had approximately $90.0 million of cash and cash equivalents, and unrestricted securities. The Company's current ratio was approximately 2.8 as of September 30, 1998 compared to 1.8 as of December 31, 1997.

         On February 25, 1998, the Company issued units consisting of the Notes and Common Stock warrants raising gross proceeds of $150.0 million (the "Units Offering"). Interest on the Notes is payable semi-annually beginning on September 1, 1998. Out of net proceeds of approximately $144.8 million, the Company purchased approximately $32.9 million of U.S. Treasury securities to pay the interest on the Notes for the first four interest payment dates, of which $24.6 million remains as of September 30, 1998. These securities have maturities ranging from six months to two years and were placed in a restricted account and pledged as security for repayment of interest on the Notes. The Notes will rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and will rank senior in right of payment to any future subordinated indebtedness of the Company. Concurrent with the Units Offering, the Company completed a private placement of 227,295 shares of Series A Preferred Stock, generating approximately $21.3 million of net proceeds.

         Operating activities provided net cash of approximately $20.7 million for the nine months ended September 30, 1998. Investing activities used cash of approximately $135.0 million for the nine months ended September 30, 1998, primarily for the net purchases (net of sales and maturities) of short- and long-term investments and capital expenditures. Capital expenditures for the nine months ended September 30, 1998 were approximately $82.8 million (excluding capitalized interest) and consisted primarily of costs relating to the acquisition of the OrbView-3 and OrbView-4 satellites and the related U.S. ground system. The total projected cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems is estimated to be approximately $297.0 million, which includes all satellite design, construction and launch costs, but excludes insurance costs. Of this amount, the Company has spent approximately $213.9 million through September 30, 1998 and expects to spend an additional $83.1 million through mid-2000, the projected deployment date of OrbView-4.

         The Company expects to fund its future capital expenditures and negative cash flows from operating activities using cash and cash equivalents and short-term investments together with advance payments from customers. The Company's ability to generate positive cash flow is dependent on the sale of its products and services, adequate customer acceptance of the Company's products and services and numerous other factors. While the Company believes it has sufficient resources to fund the Company's operations through its positive free cash flow (expected to occur by the end of 1999, when OrbView-3 is expected to be operational), additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases, or unanticipated expenses. There can be no assurance that additional capital will be available on favorable terms or on a timely basis, if at all. The Company has incurred losses since its inception and management believes that it will continue to do so for the foreseeable future.

"YEAR 2000" CONSIDERATIONS

         The Year 2000 presents potential concerns for computer hardware and software applications. The consequences of this may include systems failures and business process interruption. The problem may exist for many kinds of software and hardware, including mainframe, mini computers, PCs and embedded systems.

         The Company has commenced an audit to assess the potential "Year 2000" issues with respect to various financial, technical and operational computer-related systems. This audit will consist of reviewing software code and hardware system components to determine whether a system failure or miscalculations causing disruption of operations might occur as a result of the system's inability to distinguish between the year 2000 and the year 1900. The Company believes that its internal review will be completed by the end of 1998. The Company intends to correct any "Year 2000" issues, or develop alternative "work-around" procedures that address the problem, as soon as problems are identified. The Company has also inquired of its primary third-party vendor, Orbital Sciences Corporation ("Orbital"), as to whether products or services provided by Orbital may be adversely affected by the "Year 2000" issue.
Orbital has informed the Company that with respect to its provision of administrative services, no material "Year 2000" issues have been identified. Orbital is still conducting an internal review of "Year 2000" issues with respect to the satellite systems, ground systems and launch services provided or to be provided to ORBIMAGE, and expects to have completed its initial assessment of any pertinent issues by the end of 1998.

         The Company's largest customer consists of various agencies within the U.S. government. If such customer's systems are not "Year 2000" compliant on a timely basis, payments owed to ORBIMAGE could be delayed. There can be no assurance that a significant delay in payments would not have a material impact on the Company's financial results.

         The Company does not currently anticipate that addressing "Year 2000" problems for its internal systems will have a material impact on its operations or financial results. There can be, however, no assurance that costs associated with addressing Year 2000 issues will not be greater than anticipated, or that Year 2000 problems will be identified on a timely basis and that corrective actions undertaken by the Company or its primary third-party vendor will be completed before any "Year 2000" problems occur.
All costs, including the cost of internal personnel, outside consultants, systems replacements and other equipment, will be expensed as incurred, except for long-lived assets which will be capitalized in accordance with the Company's capitalization policies. Contingency plans will be developed if it appears the Company or its key supplier will not be "Year 2000" compliant and such noncompliance is expected to have a material adverse impact on the Company's operations.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

           (b)   Reports on Form 8-K - Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORBITAL IMAGING CORPORATION


DATED:  November 10, 1998             By:  /s/ Gilbert D. Rye
                                           ----------------------------------
                                           Gilbert D. Rye, President
                                           and Chief Operating Officer



DATED:  November 10, 1998             By:  /s/ Armand D. Mancini
                                           ----------------------------------
                                           Armand D. Mancini, Vice President
                                           and Principal Financial Officer

                                 EXHIBIT INDEX


         The following exhibits are filed as part of this report.

      Exhibit No.                        Description
      -----------                        -----------
         27                       Financial Data Schedule