Form 10-K
period 1998-12-31
ORBITAL IMAGING CORP
filed 1999-03-31
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                            For the fiscal year ended
                                DECEMBER 31, 1998


                           ORBITAL IMAGING CORPORATION
                         (Commission File No. 333-49583)


                             DELAWARE                                                              54-1660268
--------------------------------------------------------------------                   -----------------------------------
                     (State of Incorporation)                                             (IRS Identification number)

                     21700 ATLANTIC BOULEVARD
                      DULLES, VIRGINIA 20166                                                     (703) 406-5000
--------------------------------------------------------------------                   -----------------------------------
             (Address of principal executive offices)                                          (Telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes       No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

ITEM 1.                 BUSINESS

OVERVIEW

            In 1991, Orbital Imaging Corporation (the "Company" or "ORBIMAGE") was established as an operating division of Orbital Sciences Corporation ("Orbital") to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the world's land areas, oceans and atmosphere. In 1992, ORBIMAGE incorporated in Delaware as a wholly owned subsidiary of Orbital. In 1997, ORBIMAGE consummated a private placement of Series A preferred stock with financial investors to fund a significant portion of the remaining costs of existing projects. Contemporaneously with this financing, ORBIMAGE acquired at historical cost all the assets and liabilities of the operating division. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital. Orbital now owns approximately 60.4% of ORBIMAGE (55.2% on a fully diluted basis) and has the ability to exercise significant influence, but not control, over ORBIMAGE's operational and financial affairs.

            ORBIMAGE is a leading provider of global space-based imagery, and expects to provide its customers with the most comprehensive offering available of high-resolution imagery, imagery-derived products and image processing services at competitive prices. We are developing and currently operate a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface (land and oceans), the atmosphere and weather conditions. Our imagery products and services are designed to provide our customers with direct access to timely and competitively priced information concerning, among other things, locations and movements of military assets, urban growth, forestry and crop health, land and ocean-based natural resources and weather patterns and wind conditions. In April 1998, we acquired a satellite image processing company that will complement our core imagery business by providing sophisticated image processing software, engineering analysis capability and in-house digital imaging production capability.

            In April 1995, we launched our first satellite, OrbView-1, which provides dedicated weather-related imagery and meteorological products to the National Aeronautics and Space Administration ("NASA") and other government agencies. We launched our second satellite, OrbView-2, in August 1997. OrbView-2 provides images of land and ocean surfaces to commercial customers, as well as to NASA and other scientific users. We believe that OrbView-2 is the only satellite of its kind providing daily color images of the entire Earth's surface. We expect to place two additional satellites, OrbView-3 and OrbView-4, into operation during the first quarter of 2000 and the fourth quarter of 2000 respectively. OrbView-3 and OrbView-4 will provide high-resolution imagery based on optical technology. We believe that OrbView-3 and OrbView-4 will be among the first commercial satellites with high-resolution optical imagery capability and that OrbView-4 will be the first satellite with commercially available hyperspectral capability.

            As of December 31, 1998, we acquired the exclusive worldwide rights to distribute and sell imagery from RadarSat-2, (the "RadarSat License") a high-resolution "next-generation" commercial radar imaging satellite that we expect to be operational in early 2002. Unlike optical imaging technology, radar technology permits imagery to be collected in all weather conditions and at night. RadarSat-2 will have unique multipolarization capabilities that enable it to image vertical as well as horizontal features over land or water. This unique technology can be used to detect certain features on the Earth's surface, such as ice flows, oil seepage and metallic objects, more effectively than conventional optical imaging systems. RadarSat-2 is a follow-on to RadarSat-1, the Canadian Space Agency's ("CSA's") medium-resolution radar imaging satellite that was launched in 1995. RadarSat-2 is expected to be the world's first satellite with commercially available high-resolution radar imagery.

REMOTE IMAGERY INDUSTRY

            Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. This market includes satellite development, construction and operations by both domestic and international commercial and government users who decide to build and operate their own satellite systems, as well as purchased imagery and related services currently addressable by existing imagery suppliers. Historically, in the United States, the only "commercial" operators of remote imaging satellites were quasi-governmental programs such as the low-resolution Landsat satellite systems in operation since the 1970s. The opportunities for commercialization of space-based imagery expanded significantly in 1994 when the U.S. government implemented a policy permitting the worldwide, commercial sale of high-resolution satellite imagery. The U.S. government has estimated that the worldwide market for remote imagery products and services addressable by commercial imagery providers (excluding satellite and ground hardware sales) will be approximately $2 billion by the year 2000. We believe that this market will grow as the availability of low-cost, high quality satellite imagery stimulates the demand for these products and services and encourages the development of new satellite-imaging technologies and applications.

            Historically, all satellite imagery systems were either military surveillance platforms or were sponsored by large national and international civil space agencies, which used satellites to monitor meteorological conditions and environmental changes on the Earth's surface. Currently, there are a limited number of commercial providers of satellite imaging services, which collectively address only a portion of the market opportunities in the remote imaging industry. The majority of today's remote imagery comes from local or regional aerial photography firms. Although aerial imaging companies are able to achieve high spatial resolution and customize their products according to local needs, their slow response time, limited coverage area, restricted ability to fly over certain areas and high cost limit widespread use of such imagery. Many existing maps are based on out-of-date imagery because they are expensive to update. The remainder of current commercial imagery sales are generated by a few providers of low-resolution satellite imaging services; however, these providers have failed to satisfy the market's growing sophistication and timeliness requirements.

            As the remote imaging market develops, we expect that primary competitive factors will include:

            -    spatial and/or spectral resolution;
            -    breadth of product offering;
            -    frequency of revisit times;
            -    pricing;
            -    timeliness of imagery distribution; and
            -    extent of geographic coverage.

            OrbView-2, OrbView-3, OrbView-4 and RadarSat-2 have been or are being designed to offer a number of strategic advantages over currently available commercial remote imaging systems. These advantages include increased spatial resolution and increased spectral capability. Certain markets, such as the national security, mapping and surveying markets, require spatial resolution of three meters or less. In addition, increased spectral resolution, or the ability to take highly precise color and infrared images of the Earth's surface, enables potential customers in the agriculture and fishing industries to better detect and identify crop health and map prime fishing locations. Spectral resolution also can be used in the exploration of natural resources. For example, land conditions that signify the presence of oil are easier to identify on an infrared or radar image than in a conventional black and white aerial photograph. Currently, a commercial imagery customer, such as a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, would hire an aerial photographer to fly an airplane over the area to take pictures, develop the film and deliver the final map to the customer. This can be time consuming and expensive. In contrast, we expect that OrbView-3 will be able to map over 20,000 square kilometers at one meter resolution in a single 10-minute pass.

            Similarly, countries around the world that are unable or unwilling to establish their own space programs can conduct complete border surveillance only in the areas over which aerial photographers can safely fly. We expect that OrbView-3, OrbView-4 and RadarSat-2 will be able to image areas that are not accessible by airplanes because the air space is restricted or because the areas are too remote. In addition, up-to-date maps are key for serving certain high-technology segments of the national security market, such as digital terrain modeling for aircraft and missile guidance. We believe the real-time global satellite imagery will allow customers to efficiently and cost-effectively map areas of the world that have never been photographed commercially or for which existing maps are now obsolete. This imagery will also permit users to frequently monitor agricultural, forestry and fishing areas to provide timely information to enhance business and government effectiveness.

            In addition, we expect RadarSat-2 to extend ORBIMAGE's competitive advantage over other high-resolution commercial satellite operators. RadarSat-2's high-resolution radar imaging capability will enable ORBIMAGE to provide imagery "on-demand" twenty-four hours a day regardless of light and weather conditions. RadarSat-2 will also be able to detect certain materials on the Earth's surface, such as oil seepages, ice flows and metallic objects more effectively than optical imaging satellites.

MARKETING STRATEGY

            We have been successful in penetrating the remote imaging market by entering into pre-launch contracts. We expect to increase our market penetration by entering into additional pre-launch contracts, directly targeting large customers, developing a network of international distributors and entering into strategic relationships with value-added resellers.

            Pre-launch contracts. Approximately $214 million of advance payments have been provided from pre-launch contracts (directly with our customers or between Orbital and third parties) that will fund capital expenditures. These contracts provide funding for approximately 40% of the total capital expenditures required for the deployment of our satellite systems and our acquisition of imagery distribution licenses. These contracts include the following:

            - OrbView-1 was partially paid for under an $8 million pre-launch contract with NASA, $5 million of which was funded prior to launch;

            - OrbView-2 was partially paid for under a $43 million pre-launch contract between Orbital and NASA, $38 million of which was funded prior to launch;

            - OrbView-4's hyperspectral modifications will be partially paid for under a $33 million contract between Orbital and the U.S. Air Force, $31 million of which will be funded prior to launch. The contract includes an option for additional post-launch imagery purchases up to $8 million; and

            - RadarSat-2 will be partially paid for under a $140 million contract between Orbital and the CSA, all of which will be funded prior to launch.

            Direct customer sales. In October 1998, we entered into a contract with the U.S. National Imagery and Mapping Agency ("NIMA") under which the U.S. government authorized the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. Under this contract, NIMA committed in 1998 to purchase $3 million of imagery, services and compatibility upgrades to ORBIMAGE's ground systems.

            International distributors. Internationally, we are developing relationships with a network of commercial distributors while also dealing directly with potential foreign national security government customers. ORBIMAGE has entered into a $15 million contract with Samsung Aerospace Industries, Ltd. for the distribution of OrbView-3 and OrbView-4 imagery in South Korea. In the first quarter of 1999, we finalized exclusive commercial regional distributorship for Japan and Central America, and we are negotiating several similar arrangements for Europe, the Middle East and Asia, while pursuing other opportunities with regional distributors in Australia and South Africa. We are also in discussions with several foreign governments regarding access to our real-time high-resolution imagery exclusively for national security applications.

            Value-added resellers. We are also focusing on the development of various value-added applications for imagery products. Using OrbView-2 imagery, we provide our proprietary fish-finding maps to approximately 110 commercial fishing vessels. We are purchasing aerial imagery of major metropolitan areas in the United States to supplement and develop a digital catalogue of up-to-date mapping products that we expect to offer for sale to individual consumers and local governments later this year. We have also entered into agreements with several value-added resellers ("VARs") who already have established expertise in the production of aerial and satellite imagery-based value-added products in specific industries such as utility monitoring, oil and gas exploration, agriculture forecasting and national security. We are working with these value-added resellers to exploit existing applications and develop new products that will incorporate OrbView-3, OrbView-4 and RadarSat-2 high-resolution data.

BUSINESS STRATEGY

            The key elements of our business strategy include:

            Providing the most comprehensive offering of high-resolution satellite imagery at competitive prices. Building on the wide range of imagery that will be available from our fleet of OrbView satellites and RadarSat-2, we expect to offer the most comprehensive selection of commercially available satellite imagery products and services. The cost we expect to incur in the deployment and operation of our satellite systems is less than the announced costs of our competitors' high-resolution systems. We expect that our cost structure will provide us with flexibility to competitively price our imagery products and services.

            Penetrating existing markets and creating new markets. There is currently a large existing market for imagery products and services (which include mapping, construction site selection, agricultural and forestry assessment, oil, gas, and mineral exploration, scientific and environmental monitoring and U.S. national security applications). We believe we can gain market share rapidly in this existing market because of the breadth and expected pricing of our product and service offerings. Additionally, we believe that these markets will expand and further develop as commercial high-resolution satellite imagery becomes available. Furthermore, we believe we can develop new commercial applications for satellite-based imagery, including real estate assessment, travel planning and entertainment applications.

            Achieving global distribution of products and services on a timely basis. We plan to expand our global market coverage by providing imagery to end users both directly and through VARs and other third party distribution channels. We intend to focus our direct distribution efforts on larger customers in the commercial, scientific, environmental and U.S. and foreign national security markets. We expect that value-added resellers will perform application-specific processing of our imagery for various commercial markets. Internationally, we intend to market primarily through regional partners who have existing marketing and distribution infrastructures. We expect these distributors to purchase or upgrade and operate the ground imagery receiving and processing stations in their territories which will permit them to receive, process and distribute imagery on a timely basis.

            Expanding the "orbimage.com" digital catalogue. We have developed a digital catalogue located at our orbimage.com website address to collect, store and distribute imagery collected from our satellites as well as from other aerial sources. The digital catalogue currently includes OrbView-2 imagery products and will ultimately be a full-service on-line digital catalogue of OrbView high-resolution imagery products. We are currently expanding our database of digital imagery with aerial imagery products that we expect to have available later this year. We can deliver imagery from our digital catalogue to customers over the Internet or on CD for a per-image fee.

            Leveraging the expertise of Orbital. Orbital, our majority stockholder, is a space technology and satellite services company with extensive experience designing and constructing remote imaging satellites and related ground systems. We have used and will continue to use Orbital's integrated space capabilities, infrastructure and experience to develop our business in a cost effective manner.

PRODUCTS AND SERVICES

            We expect to offer the most comprehensive selection of commercially available satellite-based imagery products and services. Such products and services will include high-resolution optical imagery, high-resolution radar imagery, multispectral and hyperspectral imagery and imagery processing services.

            Weather, climate and atmospheric monitoring. The OrbView-1 satellite provides the U.S. government with daily atmospheric and weather condition images, including images showing both clouds and global lightning information that can be used to improve tornado and hurricane forecasting, and for weather monitoring and meteorological research. The OrbView-1 satellite also provides information on the atmosphere near the Earth's horizon, including atmospheric temperature, pressure, and water vapor profiles. Because of the radio frequencies used by the OrbView-1 satellite, OrbView-1 imagery may only be sold to the U.S. government.

            Ocean and land multispectral imagery. The OrbView-2 satellite detects subtle color changes in the Earth's oceans and land areas. Under a five-year contract, NASA and its researchers may downlink directly certain OrbView-2 imagery for their own research purposes. ORBIMAGE is also marketing licenses to university researchers and other primarily scientific users around the world to enable them to directly downlink OrbView-2 imagery.

            In addition, OrbView-2 provides value-added products that we generally can deliver within 24 hours of collection. Such products measure phytoplankton and sediment concentration in oceans and lakes, as well as the vegetative health of crops and forests on land. Scientists and environmentalists can use these and other similar imagery products to assess environmental factors that affect the oceans (including pollution levels and toxic algae events) and to facilitate "before and after" comparisons of land areas showing, for example, changes in agricultural crop and forestry growth or the erosion of coastal zones.

            We also use OrbView-2 imagery to generate commercial fishing maps. We currently offer two types of fishing maps, a coastal product targeted at sport and smaller commercial fishing customers and a deep ocean product targeted at larger, high seas fishing fleets.

            High spatial resolution optical and radar imagery. High-resolution optical imagery enables users to identify objects as small as one-meter in size (approximately the size of a phone booth) from space. We plan to sell our high-resolution imagery products in the form of hard copies and electronic copies that can be stored and processed on a computer. We intend to base our product pricing, in part, on the level of processing required and the customer's delivery-time requirements. We will target sales of unprocessed imagery to sophisticated end-users, such as U.S. and foreign national security customers or value-added resellers who have internal capability to perform their own imagery enhancement and processing. While we intend to sell unprocessed imagery through the ORBIMAGE digital catalogue, we believe that military and intelligence customers will procure the necessary software from ORBIMAGE to upgrade their ground stations so that they can directly downlink and process such imagery from the satellite.

            We may also offer various value-added precision-corrected products. We believe that these products will have applications in all three of our target markets, discussed below. Precision-corrected imagery is processed based upon known geographic points, terrain, elevation and topography to enable the user to identify the position of the image on the Earth's surface. These products will address the needs of customers who require detailed topographical and elevation information. One example of such a product is a digital elevation model used by military planners for aircraft flight simulation. Other examples include maps that analyze the health of vegetation in farm and forest areas, land use maps that can segment land tracts based on population density, wireless communication towers and other construction projects and other land uses.

            Hyperspectral imagery. Hyperspectral imagery provides enhanced color and enhanced infrared imagery for additional applications, including more precise crop health analysis and analysis of the presence of minerals that will enable mining and natural resource exploration companies to more efficiently detect the location of precious minerals such as gold and silver, and other natural resources such as oil. In addition, the U.S. Air Force has stated that it intends to use hyperspectral imagery to assist in detecting, tracking and monitoring military vehicles and assets.

            Radar imagery. High-resolution radar imagery from RadarSat-2 with a spatial resolution of three meters will complement the high-resolution optical imagery available from OrbView-3 and OrbView-4. Radar and optical technology share many of the same capabilities. However, unlike optical imaging technology, radar technology permits imagery to be collected in all weather conditions and at night. Additionally, radar imagery can detect certain materials on the Earth's surface more effectively than optical imagery, such as oil seepages and ice flows, making such technology useful for offshore and onshore oil and gas exploration, ship navigation and crop health monitoring. RadarSat-2 will have unique multipolarization capabilities that enable it to image vertical as well as horizontal features over land or water.

TARGET MARKETS

            We target our imagery product and service offerings toward three distinct markets: the U.S. and foreign national security market, the commercial/consumer market and the scientific/environmental market. These markets are currently serviced by aerial photography or lower-resolution government-operated satellite imagery systems.

            U.S. and foreign national security market. The U.S. government has publicly stated that demand for high-resolution imagery, especially for use by tactical military commanders in the field, far exceeds the supply currently provided by its dedicated surveillance satellites. We believe that potential budget cutbacks in the U.S. Department of Defense ("DoD") and the U.S. National Reconnaissance Office ("NRO") budgets, combined with changes in military strategies (e.g., fewer military assets dispersed over a wider geographic area), could further increase the government's need for commercially available high-resolution imagery. Commercial satellite imagery can augment current classified government satellite programs that use data, imagery and related products and services for mapping, reconnaissance, surveillance, trend analysis, mission planning, and targeting of conventional and "smart" weapons such as cruise missiles. We believe that our radar imagery, which can be acquired in all weather conditions and at night, may be useful to governmental agencies during times of international conflicts when "real time" imagery is essential regardless of the time of day, weather or other conditions, such as smoke or haze. We believe that we can capture a significant share of the addressable national security market once OrbView-3 or OrbView-4 is operational.

            The U.S. government has turned to commercial providers such as ORBIMAGE for a portion of its satellite imagery requirements. The U.S. Air Force is funding the hyperspectral modifications to the OrbView-4 sensor under a $31 million contract (with up to $10 million in data purchases and contract options) to acquire real-time hyperspectral imagery from OrbView-4. In October 1998, we entered into a contract with NIMA under which the U.S. government authorized the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. Under this contract, NIMA has already committed to purchase $3 million of imagery, services and compatibility upgrades to ORBIMAGE's ground systems. The U.S. Navy has made an initial purchase of OrbView-2 imagery and has also expressed an interest in procuring additional OrbView-2 imagery for measuring water clarity and for similar applications. The imagery would assist the U.S. Navy in determining optimal times, locations and depths for performing laser and sonar operations relating to mine detection and submarine communication. The Canadian Navy uses RadarSat-1 imagery to detect the presence of other ships through wave analysis and to monitor the location and movement of ice bergs in connections with submarine and ship deployments.
We expect navy fleets to rely on RadarSat-2 imagery for similar purposes.

            In addition, many foreign countries have a strong national security interest in obtaining real-time high-resolution satellite imagery that can be collected during all weather conditions and at night. This imagery will be used by national security customers to help generate up-to-date wide area maps, gather intelligence, identify and target enemy forces and assets, plan missions and deploy resources and assess battle damage. Many countries have aerial reconnaissance aircraft, but these aircraft may be at risk if they penetrate foreign air space. The vast majority of foreign countries neither own nor have access to satellites that generate high-resolution imagery. Therefore, these countries have only three possible options to collect high-resolution satellite imagery:

            - develop the technology and build and launch their own satellites;
            - purchase and operate a turn-key satellite system; or
            - purchase "time-share" capacity from a satellite imaging company.

            Developing the technology and manufacturing expertise and then constructing a dedicated high-resolution satellite system and the infrastructure to support it requires a sizable financial investment and may require a substantial time commitment. Purchasing a turn-key high-resolution satellite system from a company in the United States or another country may be difficult due to export controls and safeguards relating to national security interests and licensing requirements. Purchasing a portion of the total capacity of a commercial satellite while it orbits over a foreign government customer's area of interest provides the same high-resolution imagery capability as other alternatives, but is less expensive and more readily attainable. This "time share" arrangement is the one being offered by ORBIMAGE to its regional high-resolution OrbView imagery distributors.

            We are currently in discussions with several foreign national security customers, and have already entered into an agreement with Samsung for imagery of the Korean peninsula. The interest expressed by potential regional distributors during the course of these discussions strengthens our belief that there exists substantial unmet demand for such imagery. We believe that our products and services will provide an effective means for foreign governments to acquire high-resolution imagery for national security purposes.

            Commercial/consumer market. We believe that the near-term commercial/consumer market segment will include domestic and foreign companies and local governmental entities such as municipalities that currently use aerial photographs and medium-resolution satellite imagery products. In the long term we expect this market will also include individual consumers who will use satellite imagery from the ORBIMAGE digital catalogue in various consumer-oriented applications such as real estate assessment, travel planning, education and entertainment. We have already begun targeting the market applications described below, which we believe represents attractive near-term marketing opportunities.

            - Commercial fishing. We are currently marketing fishing maps designed to assist the commercial ocean fishing industry. OrbView-2's multispectral sensor has been specifically designed to distinguish the phytoplankton-rich oceanic regions from the clear oceanic regions. Many commercially important surface-feeding fish, such as tuna and swordfish, congregate at the phytoplankton-clear water boundary. Fishing fleets are using OrbView-2 imagery to accurately identifying this boundary in a timely fashion. Based on customer feedback, our fishing maps significantly reduce search time and related hardware and operating cost, and are more accurate and cover a broader area than existing alternatives.

                  Our customers for fishing maps include 25 fishing companies comprising approximately 110 fishing vessels operated by commercial fishing companies in the United States, Asia, Europe and South America. Fishing captains view the maps transmitted daily over a satellite link to their vessels with a personal computer using our proprietary software, or receive the maps in a hard copy format via facsimile.

            - Mapping and surveying. The key mapping and surveying markets that we have targeted are new construction site selection, utility infrastructure monitoring and local and regional tax assessment. High-resolution imagery is used for planning the optimal location for construction projects such as wireless communication towers, retail development, new housing developments and highways. For example, telecommunications providers use high-resolution imagery extensively to determine the topography and land use/land cover classifications within a region under consideration for new wireless service. This information enables optimal placement of new communications towers based on the radio signal transmission characteristics of the region. We believe that high-resolution imagery can also help retail businesses to select the optimal locations for new stores by providing valuable information such as population density, residential versus industrial land use patterns, locations of competitive businesses and other factors useful in the site selection process. The availability of radar technology which can identify metallic objects on the Earth's surface as well as subtle geological features (such as fault lines and land elevation) will enable us to more efficiently interpret high-resolution optical imagery from OrbView-3 and OrbView-4 and generate a more comprehensive product offering in these markets.

                  We believe that our high-resolution OrbView imagery also will be used by gas and electric utilities, which are among the largest current high-resolution aerial imagery users. Spatial data, such as high-resolution maps showing precise locations of surface features, is critical to planning, design, construction, operation, marketing and regulatory compliance in connection with utilities' widely dispersed networks. We recently entered into a strategic relationship with a value-added reseller that currently uses aerial imagery to monitor power lines for utility companies. Under the agreement, we will be the preferred supplier of high-resolution satellite imagery and we are working with the VAR to develop a broad product base targeted at the utility market. We are also finalizing the terms of a strategic value-added reseller arrangement with one of the leading providers of value-added aerial products to oil and gas companies for pipeline monitoring and oil field monitoring and mapping. Finally, we believe our high-resolution imagery will be useful to city, county and state tax authorities in monitoring taxable activities such as residential add-on construction and tree-cutting on public and private lands.

            - Agricultural. We expect agricultural applications to represent a growing market opportunity, driven by large, commercial farming customers interested in obtaining up-to-date data on the condition of their crops and fields. Today, most agricultural customers either are unable to obtain the requisite imagery, or must rely on direct on-site inspection or aerial photography at substantial expense. We believe products based on multispectral, hyperspectral and radar satellite imagery will provide timely and valuable information on the health of crops and assist in managing the allocation of water, fertilizer and pesticides. In addition, we believe that our broad-area multispectral, hyperspectral and radar imagery could increase the accuracy of crop-yield forecasts and benefit insurance companies, commodity traders and agricultural products brokers.

            - Forestry. To date, demand for aerial imagery products in the forestry industry has been modest due to the high cost, poor resolution and lack of appropriate revisit time of existing alternatives. The availability of ORBIMAGE's high-resolution, low-cost imagery products is expected to drive forestry industry demand for satellite imagery. In particular, we believe the multispectral and radar imagery generated by OrbView-2, OrbView-3, OrbView-4 and RadarSat-2 will be beneficial in monitoring the overall health of forests. In addition, OrbView-4's hyperspectral imagery will be useful in distinguishing tree plantations of different species and ages through pattern recognition techniques and RadarSat-2's imagery will be useful in monitoring deforestation and land use changes. We believe this information will be beneficial both to private forest product companies and to government agencies such as the U.S. Forest Service.

            - Oil, gas and mineral exploration. We believe that OrbView-3, OrbView-4 and RadarSat-2 imagery will be valuable for oil, gas and mineral exploration companies for planning operations in remote regions of the world. In many locations where such exploration occurs there is a great need for improved mapping information for such activities as equipment transport planning, seismic field testing and drilling operations. Hyperspectral imagery from OrbView-4 will be useful for identifying promising locations for new oil, gas and mineral reserves. Spectral matching techniques can be used to identify specific "pathfinder minerals" that signify high probability locations for petroleum and other mineral reserves. Oil and gas exploration companies are using RadarSat-1 imagery products in their exploration endeavors. These companies should also benefit from RadarSat-2's multipolarization capabilities which enable the detection of oil seepages in the oceans as well as on land.

            - Ice flow monitoring. We believe that imagery from RadarSat-2 will be valuable for potential customers engaging in marine navigation and offshore drilling operations. RadarSat-2's ability to detect the presence, size and movement of icebergs will be useful to government agencies and private companies for safely routing cargo ships and fishing vessels. In addition, RadarSat's ability to measure the edge of and track the movement of major ice flows will be valuable to oil and gas companies for managing the operation of offshore oil rigs located in the arctic regions of the world.

            Scientific/environmental market. The scientific/environmental market comprises government entities that use commercially-provided satellite imagery to monitor environmental, climate-related and meteorological phenomena, as well as commercial entities such as airlines, oil and gas companies and insurance companies who need accurate, timely environmental information over wide geographic areas. A substantial portion of the cost of development, construction and launch of the OrbView-2 and RadarSat-2 satellites have been or are being funded on a pre-launch basis through contracts with government agencies intending to rely on the imagery generated by such satellites for scientific and environmental research and monitoring. We are currently selling imagery from OrbView-2 to national government agencies such as NASA, NIMA and the National Oceanic and Atmospheric Administration ("NOAA"). NOAA recently has announced its intention to purchase additional OrbView-2 imagery over a three year period. All of these agencies currently use aerial and satellite imagery for diverse applications, including weather prediction, monitoring of ocean conditions, natural disaster assessment, environmental impact studies and similar applications. Since 1995, OrbView-1 has generated information that has improved the meteorological community's ability to predict the timing and location of severe storms including tornadoes and hurricanes. OrbView-2's ability to monitor phytoplankton levels in the world's oceans on a global basis is being used by scientists to study global climate change and by coastal fisheries to track dangerous and costly "red tide" events. Scientists and government agencies are using satellite radar imagery to map the Antarctic ice filed in order to analyze the effects of glaciers and global climate changes in Antarctica. We believe the imagery available from our high-resolution optical satellites and RadarSat-2 will be helpful to government agencies in a variety of environmental applications including assessment of the damage from natural disasters such as floods, forest fires, earthquakes, severe storms and the environmental impact of industrial activities.

MARKETING AND DISTRIBUTION

            We currently plan to market and distribute imagery from our satellite network through:

            -     our direct sales force;
            -     market- or application-specific value-added resellers;
            -     foreign regional distributors; and
            -     the ORBIMAGE digital catalogue.

            Direct customer sales. Our initial strategy for direct customer sales is to market and sell our basic imagery products to U.S. government agencies or to companies with internal image processing capabilities (e.g., large oil and gas producers). Since mid-1995, we have delivered OrbView-1 atmospheric imagery directly to NASA on a daily basis. Since October 1997, NASA and its authorized researchers have been directly downlinking OrbView-2 imagery at their own ground receiving stations. We may also directly market and will distribute our products and services, such as fishing maps, to commercial and scientific customers worldwide.

            We will continue to market our products and services directly to the U.S. military services, U.S. intelligence gathering agencies, other U.S. governmental customers and foreign governments that do not wish to purchase imagery products through a regional distributor. We anticipate that imagery for these customers will either be downlinked directly to the customers' existing ground receiving stations (which will be upgraded to be OrbView-compatible), or to our U.S. central ground system and then delivered to the applicable end user.

            International distributors. We expect to sell high-resolution OrbView satellite imagery in international markets principally through arrangements with various regional distributors. We expect that our distribution agreements will give foreign regional distributors priority in "tasking" the satellite's camera while the satellite is over its geographic region. We generally expect to retain the right to market and sell imagery of a distributor's territories, although we will pay the distributor a royalty for these sales. In certain cases, we may agree that a distributor's approval is required for certain sales of imagery, including sales to specified customers or of specific areas. We anticipate that a single geographic distribution region normally will have a maximum radius of approximately 2,400 kilometers from the ground station (this is the maximum range that the satellite can communicate with the ground station on a given orbital pass), although the precise size of each region will be negotiable.

            In the first quarter of 1999, we finalized exclusive commercial regional distribution agreements for Japan and Central America, and we are negotiating similar arrangements for Europe, the Middle East and certain countries in Asia, while pursuing opportunities with regional distributors in Australia and South Africa. We are also in discussions with several foreign governments regarding access to our real-time high-resolution imagery exclusively for national security applications.

            We anticipate that our regional distribution agreements will generally provide for significant annual minimum guaranteed royalty payments, additional royalties for taskings or image purchases above agreed minimums, and the purchase or upgrade of a regional ground station. We will also provide training and technical support services to regional distributors, the extent and price of which will be negotiated on a case-by-case basis.

            Value-added resellers. While we expect to perform certain value-added services internally, we also intend to distribute our imagery to end users through value-added resellers who process it into complex maps and other types of enhanced products for specific markets or applications. Using OrbView-2 imagery, we provide our proprietary fish-finding maps to approximately 110 commercial fishing vessels. We have also entered into agreements with several value-added resellers who already have established expertise in the production of aerial and satellite imagery-based value-added products in specific industries such as utility monitoring, agriculture monitoring and national security. We are working with these value-added resellers to exploit existing applications and develop new products that will incorporate OrbView-3, OrbView-4 and RadarSat-2 high-resolution data.

            ORBIMAGE digital catalogue. We also market imagery through our on-line electronic digital catalogue. The ORBIMAGE digital catalogue will be a comprehensive, digital-imagery catalogue in which we collect, store and distribute imagery derived from our satellites and other satellite and aerial sources. We may then deliver the images to customers over the Internet, on CD or on computer tape. Through strategic alliances with existing imaging satellite operators, aerial photography firms and imagery value-added resellers, we intend to gain early recognition as an electronic depository for a comprehensive digital imagery catalogue consisting of a broad range of diverse imagery products primarily targeted to the commercial/consumer and scientific/environmental markets. To date, we have completed distribution agreements with three aerial imagery firms to assist us in developing an initial high resolution imagery product line planned for release in April 1999. This product line will initially include images of approximately 15 major U.S cities. The ORBIMAGE digital catalogue commenced operation in the second half of 1998 offering OrbView-2 imagery products.

RISK MITIGATION

            ORBIMAGE has adopted a comprehensive strategy designed to mitigate the market, financial, and technical risks associated with developing new and existing markets and constructing, launching and operating its satellites.

            - Market development. In addition to the pre-launch contracts described above, we are actively marketing our image processing capabilities while seeking to finalize pre-launch distribution agreements for OrbView-3 and OrbView-4 high-resolution imagery. We have entered into contracts with several international distributors to provide up to $48 million (including options) of OrbView-3 and OrbView-4 imagery in certain regions of Asia and Central America. The U.S. government has also demonstrated its commitment to procure imagery from commercial sources by authorizing NIMA to enter into a contract with us for the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. To further facilitate market penetration, we have developed our own value-added products using OrbView-2 imagery and are working with a number of VARs in various industries that use satellite or aerial imagery for commercial applications.

            - Financial. Approximately $214 million of advance payments have been provided from pre-launch contracts (directly with our customers or between Orbital and third parties) that will fund capital expenditures. These contracts provide funding for approximately 40% of the total capital expenditures required for the deployment of our satellite systems and our acquisition of imagery distribution licenses. By negotiating pre-launch contracts with customers we have reduced, and seek to continue to reduce, the financial risks associated with constructing and operating our satellites and ground systems. We have also limited risks associated with our satellites by entering into fixed-price contracts with Orbital to build and launch the satellites, to acquire exclusive worldwide distribution rights for radar imagery from RadarSat-2 and to construct the related ground systems. In addition, we have insured the OrbView-2 satellite against on-orbit failures and we intend to procure insurance to cover certain losses in the event of an OrbView-3, OrbView-4 or RadarSat-2 launch or satellite failure.

            - Technical. U.S. government surveillance and various other space programs have already successfully deployed many of the imaging technology and sub-system components that Orbital will use in OrbView-3, OrbView-4 and RadarSat-2. These satellites incorporate system redundancies for certain critical components. As a result of OrbView-3 and OrbView-4 having similar performance parameters they can provide back-up for each other.

SATELLITE AND GROUND SYSTEM OPERATIONS

            ORBIMAGE's basic system architecture consists of several major components:

            - a fleet of advanced-technology low-Earth orbit, small imaging satellites carrying sophisticated sensors that collect specific types of land, ocean, and atmospheric imagery;
            -     a central U.S. ground system that controls the satellites and that receives, processes and archives their imagery, and
                  includes electronic cataloging and distribution capabilities; and
            - foreign regional receiving and distribution centers with direct downlinking capabilities.

            We believe that our system will provide global economies of scale in image collection, processing and distribution. In particular, we believe the satellite system will be able to collect, produce and sell high spatial- and spectral-resolution imagery worldwide on a daily basis.

            The OrbView satellites represent a progression in space imaging technology and demonstrate Orbital's use of proven technologies and system experience. The incremental progression in both spatial and spectral satellite imaging capabilities among the OrbView satellites and RadarSat-2 mitigates technical risks. The OrbView satellites employ lightweight structures, advanced sensors, miniaturized electronics, and innovative technical processes designed to provide high performance at relatively low cost. In the construction of OrbView-3 and OrbView-4, Orbital is drawing upon its satellite imaging experience not only from OrbView-1 and OrbView-2, but also from large national satellite programs like Landsat 4, Landsat 5 and RadarSat-1 to minimize overall program risk. RadarSat-2 will build on the heritage of RadarSat-1 and will use redundant components and subsystems that were used in RadarSat-1. The OrbView-1 and OrbView-2 satellites are, and OrbView-3 and OrbView-4 will be, commanded and controlled from ORBIMAGE's main operations center located in Dulles, Virginia. The RadarSat-2 satellite will be operated and controlled by Orbital's subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), and/or CSA under a contract with CSA.

            The following table summarizes the primary technical characteristics of the satellites.

                                  ORBVIEW-1               ORBVIEW-2                 ORBVIEW-3
                                  ---------               ---------                 ---------

Principal Applications    Weather, Scientific       Weather, Fishing,   Mapping, Agriculture, Oil
                          Research                  Agricultural,       and Gas, National
                                                    Scientific          Security

                                                    Research
Best Ground Resolution    10 km Panchromatic        1 km to 4 km        1 m Panchromatic
                                                    Multispectral       4 m Multispectral


Scene-Width               1,300 km                  2,800 km            8 km Panchromatic
                                                                        and Multispectral


                                       ORBVIEW-4                 RADARSAT-2
                                       ---------                 ----------

Principal Applications       Mapping, Agriculture,         Mapping, Agriculture,
                             Oil and Gas,                  Oil and Gas,
                             Forestry, Mining,             Forestry, Mining,
                                                           National Security
                             National Security
Best Ground Resolution       1 m Panchromatic              3 m to 100 m
                             4 m Multispectral             Multipolarization
                             8 m Hyperspectral

Scene-Width                  8 km Panchromatic             20 km to 500 km
                             and Multispectral


Image Area                N.A.                      N.A.                64 km(2)  Panchromatic and
                                                                        Multispectral



On-Board Storage          80 Megabytes              128 Megabytes       4 Gigabytes

Revisit Time              12 Days                   1 Day               3 Days(1)

Orbital Altitude          740 km                    705 km              470 km

Design Life               3 Years(2)                7  1/2 Years        5 Years


                        5 km Hyperspectral
Image Area              64 km(2) Panchromatic         400 km(2)  to 250,000
                        and Multispectral 100

                        km(2)  Hyperspectral

On-Board Storage        4 Gigabytes                   32 Gigabytes

Revisit Time            3 Days(1)                     3 days(2)

Orbital Altitude        470 km                        800 km

Design Life             5 Years                       7 Years

----------

(1) The combined revisit time of both of OrbView-3 and OrbView-4 will be less than two days.
(2) The combined revisit time of OrbView-3, OrbView-4 and RadarSat-2 will be less than one day.
(3) As it enters its fifth year of operation, OrbView-1 has significantly exceeded its initial design life.

ORBVIEW-1 SATELLITE

            The OrbView-l satellite was launched in April 1995 and contains two atmospheric sensors providing weather-related imagery to U.S. government customers. The on-board solid state recorder memory permits storage of a half day's imagery for transmission at two megabits per second to ORBIMAGE's primary U.S. ground system. The satellite had a design life of three years, but is currently expected to be operable for approximately two additional years into 2000.

ORBVIEW-2 SATELLITE

            The OrbView-2 satellite was launched in August 1997 and is believed to be the only operational satellite providing global color imagery of the entire Earth's surface on a daily basis. OrbView-2 is capable of downlinking imagery to both ORBIMAGE's primary and backup ground stations and to various regional receiving stations around the world. Orbital owns the OrbView-2 satellite, and ORBIMAGE operates it under the OrbView-2 License.

ORBVIEW-3 AND ORBVIEW-4 SATELLITES

            OrbView-3 and OrbView-4 have been designed to provide one-meter panchromatic imagery and four-meter multispectral imagery of the Earth's surface. We expect the total annual realizable capacity of each of OrbView-3 and OrbView-4 to be approximately 400,000 to 500,000 images, depending on customer preferences for the various images available and certain operating assumptions, including cloud cover of targeted areas and availability of regional ground stations.

RADARSAT-2

            The RadarSat-2 satellite will acquire imagery in all weather conditions and at night across a range of modes that span from three-meter spatial resolution imagery with a swath width of 20 km to 100-meter spatial resolution imagery with a swath width of 500 km. RadarSat-2 will be capable of providing real-time imagery within a 4,000 kilometer radius of any ground station, and will have an annual image capacity in excess of 220,000 images.

GROUND OPERATIONS CENTERS AND IMAGE PROCESSING FACILITIES

            ORBIMAGE's central U.S. ground systems monitor the OrbView satellites while they are in orbit and command the satellites as required to ensure that proper orbits are maintained, that electrical power and other operating variables stay within acceptable limits and that appropriate communications links are maintained. MDA will operate the RadarSat-2 satellite in Canada on similar terms.

            The image receiving and processing center for the OrbView satellites is also located at our U.S. facility and consists of several ground antennas capable of receiving down-linked imagery from the satellites and numerous work stations where the digital imagery streams from the satellites are processed and converted into useful imagery products. The center is designed to be capable of processing and archiving 6,500 high-resolution OrbView satellite images per day. In April 1998, we acquired an image processing company to complement our core business by providing engineering analysis, sophisticated imaging processing software and production of high quality digital imagery products.

COMPETITION

            ORBIMAGE's satellite and aerial imaging competitors include:

            -     small regional aerial photography firms;
            -     a limited number of existing satellite imagery providers; and
            - several anticipated high-resolution satellite imagery providers.

            Existing aerial photography firms. The major source of commercial high-resolution imagery today is aerial photography. This market is very fragmented, with numerous small regional firms located all over the world. Most aerial photography firms currently use film-based technology rather than the digital camera technology used by the OrbView satellites. We expect that our satellites will provide customers with more timely and/or lower cost imagery than is provided by existing aerial photography firms.

            Existing Satellite Imagery Providers. OrbView-1 and OrbView-2 have no existing direct competitors for their daily panchromatic and multispectral imagery. SPOT 4 (operated by SPOTImage) provides multispectral imagery that is competitive with OrbView-2 in certain markets, such as agricultural assessment. There are five existing satellite-based providers of low- and medium-resolution imagery:

            - SPOTImage S.A., a French-owned company, currently produces unprocessed imagery using three satellites with resolution capability of 10 meters in panchromatic and 20 meters in multispectral;

            - Space Imaging's Landsat 4 and Landsat 5 satellites provide coverage in seven spectral bands covering the visible to infrared parts of the spectrum, but the best resolution of these satellites is 30 meters in multispectral;

            - RadarSat-1, operated by CSA, provides radar imagery with a resolution that varies between 10 and 100 meters. RadarSat-1 will be phased out based on its seven year design life when RadarSat-2 is placed into service in 2002;

            - KVR-1000, a series of Russian government satellites, provide film-based, two-meter resolution panchromatic images but operate only on a sporadic basis; and

            - IRS-IC, an Indian Space Agency satellite, provides six-meter panchromatic and 25 meter multispectral imagery.

            We view these providers as indirect competitors to our high-resolution OrbView satellite imagery in certain markets.

            Future Satellite Competitors. The high-resolution OrbView satellites and RadarSat-2 are expected to face significant future competition in the satellite imagery market from two U.S. satellite competitors who are planning imaging satellites that will have one-meter panchromatic and four-meter multispectral capability and who have partnered with various industry participants:

            - Space Imaging, which is owned by Lockheed Martin Corporation, Raytheon Company and Mitsubishi Corporation, has announced plans to launch its first high-resolution (one-meter) satellite in mid-1999; and

            - EarthWatch, whose major shareholders include Ball Aerospace and Technology Corporation, Telespazio and Hitachi, Ltd has announced plans to launch its high-resolution (one-meter) satellite in late 1999.

            In addition, the U.S. government and foreign governments may fund the development, construction, launch and operation of remote imaging satellite systems that may compete with OrbView-2 as well as the high-resolution OrbView satellites and RadarSat-2. For example, NASA's Earth Science Program is sponsoring a satellite scheduled for launch next year that will provide imagery similar to that of OrbView-2, and the European Space Agency has announced that it plans to launch Envisat satellite in late 1999 that will include a radar instrument with 8-meter spatial resolution that may compete with RadarSat-2. The U.S. Navy has also announced its intention to procure a satellite with low resolution hyperspectral capability from Space Technology Development Corporation, which would retain certain commercial marketing rights. There is also an Israeli government sponsored commercial joint venture that is seeking to market commercially high-resolution imagery using Israeli remote imaging satellites.

CONTRACT COMMITMENTS

            As of March 31, 1999, approximately $214 million of advance payments have been or are being provided from pre-launch contracts (directly with ORBIMAGE's customers or between Orbital and third parties) that are funding certain capital expenditures for ORBIMAGE's satellite systems. In addition, as of March 31, 1999, ORGIMAGE has contracts (including options) from U.S. government and international customers to purchase up to approximately $156 million of OrbView-3 and OrbView-4 imagery and related services.

BACKLOG

            ORBIMAGE's contract backlog of firm commitments at December 31, 1998 and 1997 was approximately $54 million and $56 million, respectively. As of December 31, 1998 and 1997, 72% and 75%, respectively, of ORBIMAGE's backlog was with government agencies. Contract backlog of firm commitments consists of aggregate contract value for firm product orders, excluding the portion previously included in operating revenues on the basis of imagery delivered. Contract backlog of firm commitments excludes unexercised contract options at December 31, 1998 of approximately $106 million.

EMPLOYEES

            As of March 15, 1999, ORBIMAGE had 108 full-time permanent employees. None of our employees is represented by a collective bargaining agreement.

            ITEM 2.                 PROPERTIES

            ORBIMAGE currently leases approximately 13,000 square feet of office and operations space in Dulles, Virginia from Orbital at cost. See "Item 13 - Certain Relationships and Related Transactions -- Services Agreement." We also lease approximately 16,000 square feet of office and operations space in St. Louis, Missouri.

ITEM 3.                 LEGAL PROCEEDINGS

            ORBIMAGE is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5. MARKET OF, AND DIVIDENDS ON, REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            There is no established public trading market for ORBIMAGE's common stock. As of December 31, 1998, there were 25,214,000 shares of common stock issued and outstanding, and 20,437,879 shares of common stock are subject to outstanding options or warrants to purchase, or securities convertible into, shares of common stock.

HOLDERS

            As of December 31, 1998, there were two holders of shares of ORBIMAGE's common stock.

DIVIDENDS

            ORBIMAGE has never declared or paid any cash dividends on its common stock or Series A preferred stock. Moreover, the indenture governing ORBIMAGE's senior notes restricts the payment of dividends. ORBIMAGE anticipates that it will retain all future earnings, if any, generated from operations to develop and expand its business. Thus, ORBIMAGE does not expect to pay cash dividends on the common stock or Series A preferred stock at any time in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

            From September 30, 1995 to the present, the Company has sold and issued the following securities on the dates and for the consideration stated below:

            - On February 25, 1998, the Company offered and sold 150,000 units in a private offering exempt from registration pursuant to Rule 144A of the Securities Act. The initial purchasers were Bear, Stearns & Co. Inc., Merrill Lynch & Co. and NationsBanc Montgomery Securities LLC, who subsequently resold the units to "qualified institutional buyers" (as defined in Rule 144A). Each unit consisted of an 11 5/8% senior note due 2005 in the principal amount of $1,000 and a warrant to purchase 8.75164 shares of the Company's common stock. On July 24, 1998, the Company filed an exchange offer registration statement offering to exchange a substantially similar 11 5/8% Series B senior note for each outstanding note held by the qualified institutional buyers. The proceeds from this offering were used to purchase certain pledged securities and are being used to develop and construct satellites, ground stations, market products and services and for working capital.

            - Concurrently with the units offering, the Company issued 227,295 shares of Series A preferred stock for an aggregate purchase price of $22.7 million to a group of "accredited investors."

            - On December 30, 1997, the Company issued 14,000 shares of common stock for an aggregate purchase price of $58,380 to an individual pursuant to the exercise of certain options.

            - On July 3, 1997, the Company issued 72,605 shares of Series A preferred stock for an aggregate purchase price of $7.3 million to the Export Development Corporation, an "accredited investor."

            - On May 7, 1997, the Company issued 300,100 shares of Series A preferred stock for an aggregate purchase price of $30.0 million to a group of "accredited investors."

            All of the sales of Series A preferred stock described above were made in reliance on one or more exemptions from registration under the Securities Act, including exemptions for sales to accredited investors provided for by Regulation D and exemptions for sales to non-U.S. persons outside the U.S. provided for by Regulation S promulgated under the Securities Act.

ITEM 6.                 SELECTED FINANCIAL DATA

            The following selected financial data of ORBIMAGE as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited financial statements of ORBIMAGE. The selected historical financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto, included elsewhere in this Report.

                                                                                YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
                                                          1994           1995            1996             1997            1998
                                                     -------------  --------------  --------------   --------------  --------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................................     $       --     $    4,567      $    1,055       $    2,062     $     11,663
Direct expenses...................................            800          7,998           4,320            6,312           15,215
                                                       ----------     ----------      ----------       ----------     ------------
Gross loss........................................           (800)        (3,431)         (3,265)          (4,250)          (3,552)
Selling, general and administrative
  expenses........................................          3,156          2,371           1,630            2,845            7,124
                                                       ----------     ----------      ----------       ----------     ------------
Loss from operations..............................         (3,956)        (5,802)         (4,895)          (7,095)         (10,676)
Interest income...................................             --             --              --            1,261            1,845
                                                       ----------     ----------      ----------       ----------     ------------
Loss before benefit for income taxes..............         (3,956)        (5,802)         (4,895)          (5,834)          (8,831)
Benefit for income taxes..........................             --             --              --           (1,752)          (3,312)
                                                       ----------     ----------      ----------       ----------     ------------
Net loss..........................................     $   (3,956)    $   (5,802)     $   (4,895)      $   (4,082)    $     (5,519)
                                                       ==========     ==========      ==========       ==========     ============
Loss per common share -- basic and diluted (1)....             --             --              --       $    (0.42)    $      (0.51)
OTHER DATA:
Capital expenditures..............................     $   13,832     $   18,989      $   12,617       $   49,029     $    108,541
EBITDA (2)........................................         (3,157)         1,975            (914)          (1,558)           2,448

                                                                                    DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                        1994           1995            1996             1997            1998
                                                    -----------    ------------    ------------     ------------    -------------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  available-for-sale securities....                 $        --     $        --     $        --     $     22,220    $     59,483
Total assets.......................                      51,944          63,423          72,328          137,749         307,969
Long-term obligations (3)..........                          --              --              --               --         141,728
Stockholders' equity...............                      11,526          19,956          26,279           85,360         113,372

----------

(1) All potentially dilutive securities, such as convertible preferred stock, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and the loss per common share for the years ended December 31, 1994, 1995 and 1996 were not considered meaningful.

(2) EBITDA consists of earnings (losses) before interest, income taxes, depreciation, amortization and other non-cash charges. EBITDA data is presented because such data is used by certain investors to determine our ability to incur debt and to meet its debt service requirements. We consider EBITDA to be a useful measure of our operating performance, because EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. EBITDA does not represent funds available for management's discretionary use. EBITDA is not a measure supported by generally accepted accounting principles and may be calculated differently by other companies. EBITDA as defined herein may not conform to the definition of Consolidated Cash Flow as defined in the Indenture.

(3)   Net of unamortized debt discount, estimated to be $8.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            In 1991, ORBIMAGE was established as an operating division of Orbital to manage the development of remote imaging satellites that would collect, process and distribute digital imagery of land areas, oceans and the atmosphere. In 1992, ORBIMAGE incorporated in Delaware as a wholly owned subsidiary of Orbital. In 1997, ORBIMAGE consummated a private placement of Series A preferred stock with financial investors to fund a significant portion of the remaining costs of existing projects. Contemporaneously with this financing, ORBIMAGE acquired at historical cost all the assets and liabilities of the operating division. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital. Orbital now owns approximately 60.4% of ORBIMAGE (55.2% on a fully diluted basis) and has the ability to exercise significant influence, but not control, over ORBIMAGE's operating and financial policies. Pursuant to the terms of ORBIMAGE's charter and the stockholders' agreement, Orbital does not have unilateral control over ORBIMAGE's assets.

            ORBIMAGE operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, the atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites (including launch services) and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired the OrbView-2 License. The terms of the OrbView-2 License require ORBIMAGE to operate and control the OrbView-2 satellite. ORBIMAGE has also entered into an agreement with Orbital and MDA under which ORBIMAGE has acquired the RadarSat-2 License. Under the RadarSat-2 License, MDA will own and operate the RadarSat-2 satellite, and MDA will provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services. See "Item 13 - Certain Relationships and Related Transactions -- Services Agreement" and "-- RadarSat-2 License Agreement."

            Currently, ORBIMAGE expects OrbView-3 to be operational in the first quarter of 2000, OrbView-4 to be operational in the fourth quarter of 2000 and RadarSat-2 to be operational in early 2002. ORBIMAGE cannot assure the successful deployment of these satellites. A delay or launch failure could negatively affect ORBIMAGE's business, financial condition and results of operations, its ability to deliver its products and services and its ability to service its debt.

            Revenues. ORBIMAGE is performing under several long-term sales contracts to provide imagery products and receives contractual payments in advance of product delivery. In such circumstances, ORBIMAGE initially records deferred revenue for the total amount of the payment and recognizes revenue over the contractual delivery period. At December 31, 1998, ORBIMAGE had approximately $32.1 million of deferred revenue related to advance payments for OrbView-2 imagery. See "Item 13 - Certain Relationships and Related Transactions -- OrbView-2 License."

            System Depreciation. ORBIMAGE depreciates its satellites over the design life of each satellite. ORBIMAGE is amortizing the cost of the OrbView-2 License over the design life of the OrbView-2 satellite. ORBIMAGE intends to amortize the cost of OrbView-3, OrbView-4 and the RadarSat-2 License over the design life of the satellites, estimated to be five, five and seven years, respectively. ORBIMAGE depreciates the ground systems used to operate the satellites and collect, process and distribute imagery over the estimated lives of the assets, generally eight years. Depreciation begins when the satellites and ground systems are placed in service.

            Interest Expense. A portion of the proceeds of the units offering representing the estimated debt discount has been accounted for as a discount to the par value of the Notes. Amortization of this discount, together with the stated interest on the Notes, is capitalized as the historical costs of assets under construction, when appropriate. ORBIMAGE expects to capitalize a significant portion of its interest expense throughout 1999 and 2000 as it completes construction of the high-resolution OrbView satellites.

            RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

            Business Acquisition. In 1998, ORBIMAGE acquired substantially all of the assets of St. Louis-based TRIFID Corporation ("TRIFID") for $5 million. TRIFID provides sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides ORBIMAGE with the technical personnel and production capability required to generate high-resolution imagery and derived products. The acquisition resulted in excess of purchase price over net assets acquired of approximately $3 million, which is being amortized over ten years.

            Revenues. Revenues for the years ended December 31, 1996, 1997 and 1998 were approximately $1.1 million, $2.1 million and $11.7 million, respectively. The increase in 1998 revenues was primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the year ended December 31, 1998 also included $1.6 million in sales generated from the image processing business acquired from TRIFID in April 1998.

            Revenues for the year ended December 31, 1997 consisted of approximately $0.8 million and $1.3 million of OrbView-1 and OrbView-2 sales, respectively. Revenues in 1996 were attributable solely to the sale of OrbView-1 imagery products to NASA and the University Corporation for Atmospheric Research.

            Direct Expenses. Direct expenses include the costs of operating and depreciating (i) the OrbView-1 satellite, (ii) the OrbView-2 License, and (iii) the related ground system. Satellite operating costs primarily consist of labor expenses. Direct expenses for the years ended December 31, 1996, 1997 and 1998 were approximately $4.3 million, $6.3 million and $15.2 million, respectively. Direct expenses increased from 1997 to 1998 primarily as a result of the OrbView-2 License amortization, additional ground system depreciation and increased operating expenses primarily related to OrbView-2, all of which began when OrbView-2 commenced commercial operations in November 1997.

            Direct expenses increased from the year ended December 31, 1996 to the year ended December 31, 1997 as a result of the launch and placement in operation of OrbView-2 in 1997. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

            Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $1.6 million, $2.8 million and $7.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations and workforce.

            The increase in SG&A expenses from the year ended December 31, 1996 to the year ended December 31, 1997 was primarily attributable to an increase in ORBIMAGE's staffing levels as ORBIMAGE expanded its operations. SG&A expenses in 1997 included costs of approximately $0.6 million incurred to support the launch and initial checkout of the OrbView-2 satellite. ORBIMAGE expects that launch and initial checkout costs for OrbView-3 and OrbView-4 will be incurred at levels generally consistent with those incurred in 1997 for OrbView-2.

            Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the Notes, net of applicable capitalized interest. Net interest income for the year ended December 31, 1998 was approximately $1.8 million, which is net of interest expense of approximately $4.9 million. For the year ended December 31, 1998, capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system totaled $10.9 million. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service. Net interest income was approximately $1.3 million for the year ended December 31, 1997 and none in

1996.

            Benefit for Income Taxes. ORBIMAGE recorded an income tax benefit of approximately $3.3 million for the year ended December 31, 1998. ORBIMAGE recorded an income tax benefit of approximately $1.8 million for the period May 8, 1997 through December 31, 1997. The tax benefits result from net operating losses generated during the period in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which were previously deducted for tax purposes. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital and was included in Orbital's consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1998, ORBIMAGE had approximately $59.5 million of cash and cash equivalents and available-for-sale securities. On February 25, 1998, ORBIMAGE issued units consisting of the Notes and common stock warrants raising gross proceeds of $150 million. Out of net proceeds of approximately $144.6 million, ORBIMAGE purchased approximately $32.9 million of U.S. Treasury securities to fund the interest on the Notes for the first four interest payment dates, of which $24.5 million remained as of December 31, 1998. These securities were placed in a restricted account and pledged as security for repayment of interest on the Notes. The total effective interest rate on the Notes, including the discount attributable to the value of the warrants and issuance expenses, is approximately 14%. Concurrent with the Units Offering, ORBIMAGE completed a private placement of 227,295 shares of Series A preferred stock, generating approximately $21.3 million of net proceeds. During 1997, ORBIMAGE completed two private equity placements, in which it sold 372,705 shares of Series A preferred stock, generating gross proceeds of approximately $37.3 million. Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity invested to approximately $91.5 million.

            Investing activities used cash of approximately $12.6 million, $60.4 million and $161.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in the use of cash from 1996 to 1997 and continuing into 1998 is attributable primarily to the net purchases (net of sales and maturities) of short- and long-term investments and increased capital expenditures in those periods. After completion of its private equity and debt financings in 1997 and 1998, ORBIMAGE invested the proceeds from the financings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities. ORBIMAGE intends to use the investments to fund costs under the procurement agreement between ORBIMAGE and Orbital, the RadarSat-2 License and other operating costs.

            Capital expenditures for the years ended December 31, 1996, 1997 and 1998 were approximately $12.6 million, $49 million and $97.6 million (excluding capitalized interest) and consisted primarily of costs relating to the acquisition of the OrbView-3 and OrbView-4 satellites and the related U.S. ground system. Capital expenditures in 1996 consisted primarily of costs under the procurement agreement relating to the acquisition of the U.S. ground system, the OrbView-1 satellite and the OrbView-2 License. Beginning in 1997, capital expenditures were also related to OrbView-3 and OrbView-4. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system, is estimated to be approximately $285 million, net of approximately $31 million which will be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of December 31, 1998, ORBIMAGE had spent approximately $225 million and expects to spend approximately $60 million through the third quarter of 2000, the projected deployment date of OrbView-4.

            ORBIMAGE's acquisition of the RadarSat-2 License will cost approximately $60 million, net of approximately $140 million which will be funded by the CSA through a contract with Orbital. ORBIMAGE expects to use cash on hand, cash from operations and also may consider raising additional capital to fund RadarSat-2 License payments.

            Operating activities provided cash of approximately $6.3 million and $9.8 million during the years ended December 31, 1997 and 1998, respectively. Operating activities used cash during the year ended December 31, 1996 of approximately $1 million. The increase in operating cash flow from 1997 to 1998 is primarily attributable to an increase in accounts payable and accrued expenses of $12.4 million. The increase in operating cash flows from 1996 to 1997 was primarily attributable to the receipt of advance customer payments for imagery purchases.

            ORBIMAGE expects to fund its other future capital expenditures and negative cash flows from operating activities using cash and cash equivalents and securities together with cash from advance customer payments. ORBIMAGE's ability to generate positive cash flow is dependent on the sale of its products and services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures before the fourth quarter of 2000, when both OrbView-3 and OrbView-4 are operational. While ORBIMAGE believes it has sufficient resources to meet its requirements through that time, additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases or unanticipated expenses. We cannot assure you that additional capital will be available on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors.

"YEAR 2000" COMPLIANCE

            The year 2000 presents potential concerns for computer hardware and software applications. The consequences of this may include systems failures and business process interruption. The problem may exist for many kinds of software and hardware, including mainframes, mini computers, PCs and embedded systems.

            ORBIMAGE has completed an assessment of the potential Year 2000 issues with respect to various financial, technical and operational computer-related systems. This assessment consisted of reviewing software code and hardware system components to determine whether a system failure or miscalculations causing disruption of operations could occur as a result of the system's inability to distinguish between the year 2000 and the year 1900. ORBIMAGE intends to correct any Year 2000 issues, or develop alternative "work-around" procedures that address the problem by June 1999. ORBIMAGE has also inquired of its primary vendor, Orbital, as to whether products and services provided by Orbital may be adversely affected by the Year 2000 issue. Orbital has informed ORBIMAGE that with respect to its provision of administrative services, no material Year 2000 issues have been identified. Orbital is still conducting an internal review of Year 2000 issues with respect to the satellite systems, ground systems and launch services provided or to be provided to ORBIMAGE, and completed its initial assessment of any pertinent issues in December 1998.

            ORBIMAGE's largest customer is NIMA. If NIMA's systems are not Year 2000 compliant on a timely basis, payments owed to ORBIMAGE could be delayed. There can be no assurance that a significant delay in payments would not have a material impact on ORBIMAGE's financial results.

            ORBIMAGE does not currently anticipate that addressing Year 2000 problems for its internal systems will have a material impact on its operations or financial results. There can be, however, no assurance that costs associated with addressing Year 2000 issues will not be greater than anticipated, or that Year 2000 problems will be identified on a timely basis and that corrective actions undertaken by ORBIMAGE or its primary vendor will be completed before any Year 2000 problems occur. All costs, including the cost of internal personnel, outside consultants, systems replacements and other equipment, will be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with ORBIMAGE's capitalization policies. Contingency plans will be developed if it appears ORBIMAGE or its key supplier will not be Year 2000 compliant and such noncompliance is expected to have a material adverse impact on ORBIMAGE's operations.

OUTLOOK: ISSUES AND UNCERTAINTIES

            The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or verbal forward-looking statements, including statements contained in ORBIMAGE's filings with the Securities and Exchange Commission. All statements that address operating performance, events, or developments that ORBIMAGE expects or anticipates will occur in the future, including statements relating to ORBIMAGE's sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from information contained in ORBIMAGE's forward-looking statements.

LIMITED HISTORY OF OPERATIONS AND NET LOSSES -- GIVEN OUR LIMITED OPERATING HISTORY AND NET LOSSES, OUR FUTURE PROSPECTS ARE UNCERTAIN.

            Limited operating and financial data. We did not begin commercial service until 1995, when we launched OrbView-1. We have a history of net losses from operations and have generated only limited revenues from the operations of OrbView-1 and OrbView-2 and our image processing business. Given ORBIMAGE's limited operating history, and in light of the risks, expenses, difficulties and delays encountered in a high technology, highly regulated industry, we cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be constructed and deployed in accordance with our schedule or that we will be able to develop a sufficiently large revenue-generating customer base to compete successfully in the remote imaging industry.

            Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures will result in a negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $39 million through December 31, 1998. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the fourth quarter of 2000. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

            We currently expect that we will need approximately $79 million (net of $140 million and $31 million which will be funded by CSA and the U.S. Air Force, respectively, through contracts with Orbital) for capital expenditures, development and initial operating costs through the third quarter of 2000. As of December 31, 1998, we had cash and cash equivalents and unrestricted securities in the aggregate amount of $59.5 million. We believe that cash on hand, expected cash flows from operations and advance payments from customers will be sufficient to fund our operations through the fourth quarter of 2000. We cannot assure you that we will generate sufficient cash from operations to pay for our anticipated capital expenditures, or that these expenditures will fall within our estimates. If we do not generate sufficient cash flow by the fourth quarter of 2000, or if our capital expenditures exceed our estimates, we would need additional capital.

            A significant portion of our capital requirements are related to developing, constructing and launching the OrbView satellites, constructing and activating the related U.S. ground systems and acquiring the RadarSat-2 License. While most of these costs are currently fixed under agreements with Orbital, we cannot assure you that these costs will not increase over time. In addition to these fixed cost agreements, we will be furnished with certain items and services on a cost-plus or cost-reimbursable basis, such as launch and in-orbit insurance and technological assistance for OrbView-3, OrbView-4 and RadarSat-2. Many factors outside our control influence the costs of these and other items and services, and we may need to raise more capital if any of these costs increase materially.

            We may also need to raise additional capital if, for example significant delays occur in deploying OrbView-3, OrbView-4 or RadarSat-2 because of technical difficulties, launch or satellite failure or other reasons, or we incur significant unanticipated expenses, such as costs for resolving satellite operational difficulties. If these or other events occur, we cannot assure you that we could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of one or both of the high-resolution OrbView satellites and the RadarSat-2 satellite.

SCHEDULE DELAYS -- DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

            We could experience delays in the commercial operation of OrbView-3, OrbView-4 and RadarSat-2 from a variety of causes, including:

            - delays in designing, constructing, integrating or testing the satellites, satellite components and related ground systems;
            -     delayed or unsuccessful launches;
            -     subcontractor or manufacturer delays;
            - delays in receiving the licenses necessary to operate the satellite systems;
            - delays under our procurement agreement with Orbital, or delays under the CSA Contract, including delays by CSA in procuring a launch vehicle on a timely basis for RadarSat-2; or
            -     other events beyond our control.

            The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997. Significant delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues and negatively affect our marketing efforts. Even the perception of potential delays could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

            Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to or loss of a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 26 missions and has a greater than 90% success rate. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, if at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown three missions to date, all of which were successful. Under the CSA Contract, CSA is responsible for financing a launch vehicle for RadarSat-2, which has not yet been identified. We cannot assure you that Orbital will successfully launch either OrbView-3, OrbView-4 or RadarSat-2. A launch failure of OrbView-3, OrbView-4 or RadarSat-2 could negatively affect our business, financial condition and results of operations, our ability to deliver our products and services.

MARKET ACCEPTANCE -- WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES.

            Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by OrbView-3, OrbView-4 and RadarSat-2 to existing markets and new markets. High-resolution satellite imagery is not yet commercially available. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery.

            Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Our description of potential markets for our products and services and estimates of the addressable markets that we discuss in this Report represent our view as of the date of this Report, and actual markets could vary materially from these markets.

            We cannot accurately predict whether our products and services will achieve market acceptance or whether the market will demand our products and services on terms we find acceptable. Market acceptance depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication and price of our imagery products and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services, particularly our high-resolution imagery products and services, delays in such acceptance, or failure of certain markets to develop could negatively affect our business, financial condition and results of operations.

TECHNOLOGICAL AND IMPLEMENTATION RISKS -- WE CANNOT ASSURE YOU THAT OUR SATELLITES WILL OPERATE AS DESIGNED.

            The designs for OrbView-3 and OrbView-4 are complete, and the design for RadarSat-2 is in progress. These satellites' designs may require modifications to achieve the desired performance criteria, which could result in delays in satellite deployment. Each of these satellites will employ advanced technologies and sensors that will be subject to severe environmental stresses during launch or in space that could affect the satellites' performance. Employing advanced technologies is further complicated by the fact that the satellites will be in space. Hardware component problems in space could require premature satellite replacement, with attendant costs and revenue losses. In addition, sometimes human operators may execute improper implementation commands that negatively impact a satellite's performance.

            We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will not experience design-related delays during the construction process and operate successfully in space, or that each of these satellites will perform or continue operating throughout their expected design lives. Even if these satellites are launched and operated properly, minor technical flaws in the satellites' sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.

LIMITED LIFE OF SATELLITES -- SATELLITES HAVE LIMITED DESIGN LIVES AND ARE EXPENSIVE TO REPLACE.

            Satellites have limited useful lives. We determine a satellite's useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite's components from design or manufacturing defects, environmental stresses or other causes. The expected design lives of our satellites are affected by a number of factors, including the quality of construction, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its expected design life. We expect the performance of each satellite to decline gradually near the end of its design life, although this has not yet happened with OrbView-1.

            We have not procured a spare high-resolution OrbView satellite, nor do we maintain an inventory of long lead-time parts for these satellites. If one of our high-resolution OrbView satellites were to fail prematurely, we could experience significant delays while procuring the necessary spares or replacement parts to replace or repair the satellite. Procurement delays would negatively affect our business, results of operations and financial condition. In addition, we would be required to allocate, earlier than expected, additional capital expenditures to replace a satellite. We cannot assure you that we would have on hand, or be able to obtain in a timely manner, the necessary funds to cover accelerated replacement and repair costs of the satellites if they fail prematurely.

            We do not presently have plans to construct and launch a replacement satellite for OrbView-2 if it fails prematurely. Similarly, there is no provision under the CSA Contract for a replacement RadarSat-2 satellite in the event of a premature failure. Permanent loss of OrbView-2 or RadarSat-2 could adversely affect our operations and financial condition.

            We anticipate using funds generated from operations to develop follow-on high-resolution satellites. If we do not generate sufficient funds from operations, and if we are unable to obtain financing from outside sources, we will not be able to deploy follow-on satellites to replace OrbView-3 or OrbView-4 at the end of their expected design lives. We cannot assure you that we will be able to raise additional capital, on favorable terms or on a timely basis, if at all, to develop follow-on high-resolution satellites.

INSURANCE -- LIMITED INSURANCE MAY NOT COVER ALL RISKS OF LOSS.

            We may find it difficult to insure certain risks, such as partial degradation of functionality of a satellite. Insurance market conditions or factors outside our control at the time we buy the required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Furthermore, we cannot assure you that proceeds from insurance we are able to purchase will be sufficient to replace a satellite due to cost increases and other factors beyond our control.

COMPETITION -- WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE REMOTE IMAGING INDUSTRY.

            Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these entities may have greater financial, personnel and other resources than we have. Our major potential competitors for high-resolution satellite imagery include:

            - Space Imaging, which has announced plans to launch its first high-resolution (one-meter) satellite in mid-1999; and
            - EarthWatch, which has announced plans to launch its high-resolution (one-meter) satellite in late 1999.

            The U.S. government and foreign governments also may develop, construct, launch and operate remote imaging satellites that generate imagery competitive with our products and services. In addition, the U.S. government will probably continue to rely on government-owned and operated systems for certain highly classified satellite-based high-resolution imagery.

            We believe we will have a competitive advantage because we expect to have sufficient pricing flexibility to be a low-price commercial provider within our targeted markets and applications due to the relatively lower cost of our satellite systems as compared to those of our competitors. But the low marginal cost of producing satellite imagery once a satellite is operating could cause adverse pricing pressure, decreased profits or even losses. Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more attractive features than our products. New technologies, even if not ultimately successful, could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites with more advanced capabilities and technologies than ours, this competition could harm our business.

DEPENDENCE ON SUPPLIER -- DEPENDENCE ON A SINGLE SUPPLIER COULD RESULT IN DELAYS IF THE SUPPLIER FAILS TO PERFORM, AND OUR RECOURSE AGAINST THE SUPPLIER IS LIMITED.

            We depend on one supplier, Orbital:

            -     to design, develop and launch OrbView-3 and OrbView-4 and to construct the U.S. ground system for these satellites;
            -     to design, develop and, through its wholly owned subsidiary
                  MDA, operate RadarSat-2, and to receive, process, and archive RadarSat-2 imagery.

            We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on the RadarSat-2 License from Orbital's wholly-owned subsidiary MDA to market the RadarSat-2 imagery. The terms and conditions of the RadarSat-2 License and related contractual arrangements between ORBIMAGE and MDA are subject to CSA review and approval. There can be no assurances that CSA will approve these arrangements on terms that are favorable to ORBIMAGE. ORBIMAGE, Orbital and MDA are currently negotiating an amendment to the OrbView-2 License that, among other things, will require MDA and/or Orbital to indemnify ORBIMAGE if CSA's actions materially impact the commercial viability of the RadarSat-2 program. There can be no assurance that this amendment will be finalized.

            We expect to continue to rely on third parties (including Orbital and MDA) to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction, and launch services for the OrbView satellites are governed by a procurement agreement between us and Orbital. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-3 and/or OrbView-4 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement, such as breach of contract or patent indemnification, is limited to $10 million. Orbital is designing and constructing the RadarSat-2 satellite. If Orbital fails to perform its obligations in the RadarSat-2 program, the deployment of RadarSat-2 could be delayed. Orbital is not liable to us for any costs or other damages arising from schedule delays in the operation of the high-resolution OrbView satellites or RadarSat-2.

            Under a services agreement we have with Orbital, Orbital has agreed to provide us with various administrative and operational functions on a cost reimbursable or cost-plus fee basis. These functions include on-orbit mission operations and anomaly resolution for OrbView-2, OrbView-3 and OrbView-4. If Orbital fails to perform its obligations under the services agreement, we may not be able to operate these satellites properly. The services agreement terminates for each OrbView satellite three years after the launch of each satellite. We cannot assure you that we will be able to renew the services agreement on favorable terms, if at all. In addition, a material adverse change in Orbital or its financial condition or the condition of one of its subcontractors could adversely affect Orbital's ability to perform under the procurement agreement or the services agreement. We have not identified any alternate providers. In any case, we can provide no assurance that an alternate provider would be available or, if available, would be available on terms favorable to us or to Orbital.

DEPENDENCE ON DISTRIBUTOR -- DEPENDENCE ON A SINGLE DISTRIBUTOR FOR RADARSAT IMAGERY COULD RESULT IN MARKETING AND DISTRIBUTION DELAYS IF THE DISTRIBUTOR FAILS TO PERFORM.

            As of December 31, 1998, we acquired the RadarSat-2 License from Orbital. Under an agreement with Orbital and MDA, ORBIMAGE appointed MDA as an exclusive worldwide distribution of RadarSat-2 imagery. In connection with such appointment we have granted to MDA an exclusive, unrestricted worldwide license (including the right to sublicense) to promote, market and sell worldwide RadarSat-2 data. The entire RadarSat-2 marketing operations will be performed by MDA. All marketing and sales policies, strategies, targets and resources and budgets shall be approved by us. If MDA fails to perform its obligations under its agreement with us or fails to successfully implement marketing plan we may not be able to successfully market the RadarSat-2 imagery. We cannot assure you that MDA will perform its obligations under its agreements with us or develop a successful marketing strategy. If MDA fails to perform these obligations, ORBIMAGE's RadarSat-2 program and our ability to distribute radar imagery would be negatively affected, which could materially adversely affect our business.

POTENTIAL CONFLICTS OF INTEREST WITH ORBITAL -- WE RELY ON ORBITAL FOR CERTAIN OPERATIONS AND SERVICES THAT ARE CRITICAL TO OUR BUSINESS. ORBITAL'S INTERESTS MAY CONFLICT WITH OURS.

            Orbital owns approximately 55% of our outstanding voting stock on a fully diluted basis. Certain of our executive officers and directors are also employees and/or directors of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital. Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

            We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with your interests as a holder of the Notes. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement or the RadarSat-2 License.

            Orbital provides certain products and services to our direct competitors. Under our non-compete agreement with Orbital, which terminates on the earlier of June 30, 2003 or the occurrence of certain events, Orbital cannot sell turn-key satellite optical imaging systems (i.e., satellite, sensors, launch vehicles and ground system) to anyone other than to ORBIMAGE. Orbital can, however, sell radar systems and components of optical systems to our current or future customers or competitors. For example, MDA has a contract to provide certain ground system work to EarthWatch relating to its planned one-meter satellite system. As a result of an acquisition, Orbital holds approximately a 4% equity interest in EarthWatch. We expect to compete directly with EarthWatch. Orbital also holds an approximate 56% equity interest in Radarsat International Inc. ("RSI"), a low-spatial resolution satellite radar imagery provider that markets imagery from the RadarSat-1 satellite and has an offer outstanding to acquire the remaining shares of RSI. Although RadarSat-2 uses more advanced imaging technology than the technology employed by RadarSat-1, these two satellites have certain overlapping capabilities, making RSI a potential competitor.

GOVERNMENT REGULATION -- FAILURE TO OBTAIN REGULATORY APPROVALS COULD RESULT IN SERVICE INTERRUPTIONS.

            Domestic. Our business generally requires licenses from the U.S. Department of Commerce ("DoC") and the U.S. Federal Communications Commission ("FCC"). Our operation of OrbView-1 does not require such licenses because the only customer for OrbView-1 imagery is the U.S. government.

    SATELLITE                  STATUS OF DOC LICENSE                          STATUS OF FCC LICENSE
    ---------                  ---------------------                          ---------------------
OrbView-2         DoC license obtained; expires in 2004           Operating under Orbital's experimental
                                                                  FCC license; renewal application
                                                                  submitted in November 1998

OrbView-3         DoC license obtained; expires 2004              FCC license obtained; will expire ten
                                                                  years from certification of launch

OrbView-4         DoC license obtained, expires 2004. We          FCC license obtained; will expire ten
                  have applied for an amendment to this           years from certification of launch
                  license to distribute hyperspectral
                  imagery commercially.

RadarSat-2        No DoC license required                         No FCC license required. CSA will
                                                                  secure the required International
                                                                  Telecommunications Union ("ITU")
                                                                  authorizations to operate RadarSat-2
                                                                  in Canada.

            We cannot assure you that the DoC will renew the licenses to operate OrbView-2, OrbView-3 and OrbView-4 when they expire in 2004. Nor can we assure you that the DoC will amend the OrbView-4 license to allow us to distribute hyperspectral imagery commercially. The DoC has indicated that its approval may be subject to certain limitations, such as delaying release of imagery or degrading spatial resolution of imagery for commercial uses. If the DoC does not approve the license amendment on acceptable terms, our financial condition and results of operations could be materially adversely affected.

            While we do not believe we require a DoC license to distribute RadarSat-2 imagery and Orbital has informed us that it does not believe a DoC license will be required in connection with MDA's operation of RadarSat-2, we cannot assure you that the DoC will not impose a licensing requirement for RadarSat-2. If such a requirement were imposed and a license were not obtained on acceptable terms, our financial condition and results of operations could be materially adversely affected.

            Under the DoC licenses, the U.S. government can interrupt service during certain periods of national emergency. The prospect of actual or threatened interruptions could adversely affect our ability to market our products to certain foreign distributors or end-users. In addition, the DoC has the right to review and approve the terms of agreements with our international customers for high-resolution optical imagery. These reviews might delay or prohibit us from executing these agreements. Canada does not have licensing requirements analogous to the DoC regulatory requirements in the United States. However, the Canadian government can interrupt RadarSat-2 service during certain periods of national emergency.

            We currently operate OrbView-2 under Orbital's renewal application for an experimental FCC license. We cannot assure you that the FCC will grant any future renewals. If the FCC does not renew this license, we would not be able to operate the OrbView-2 satellite in the United States. We have applied to the FCC for a license to launch and operate the high-resolution OrbView satellites, but we cannot assure you that the FCC will approve our applications.

            Our application with the FCC for a license to launch and operate the OrbView-3 and OrbView-4 satellites was granted in February 1999. Because the license has been granted, the FCC will now process our applications for licenses to operate the associated Earth stations. We cannot assure you that we will receive the necessary FCC authorization to operate the ground system as planned. Failure to receive the necessary authorization could have a material adverse effect on our business.

            International. All satellite systems operating internationally must follow general international regulations and the specific laws of the countries in which satellite imagery is downlinked. Applicable regulations include:

            - ITU regulations, which define for each service the technical operating parameters within which users must operate;

            - the Intelsat and Inmarsat agreements, which require that the operators of international satellite systems demonstrate that they will not cause economic or technical harm to Intelsat and Inmarsat; and

            - regulations of foreign countries, which require that satellite operators secure appropriate licenses and operational authority to use the required spectrum in each country.

            The CSA has agreed to coordinate with the ITU to secure the necessary authorizations to operate the RadarSat satellite in Canada. The CSA's failure to obtain the necessary authorizations in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

            Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery directly from the OrbView-2 satellite, the high-resolution OrbView satellites and RadarSat-2. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time remote imagery service in those regions. Our inability to offer service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

            Launch license. Commercial U.S. space launches require licenses from the U.S. Department of Transportation ("DoT"). Under our procurement agreement with Orbital, Orbital must ensure that the appropriate DoT commercial launch licenses are in place for the OrbView-3 and OrbView-4 satellite launches. We cannot assure you that Orbital will continue to be successful in its efforts to obtain the necessary licenses or regulatory approvals. Orbital's inability to secure necessary licenses or approvals could delay launches. Delays could harm our business, financial condition and results of operations and our ability to service our debt.

            Export License. In connection with certain distributor agreements, we expect to supply to our international customers with ground stations that enable these customers to downlink data directly from the high-resolution OrbView satellites. Exporting these ground stations may require that we obtain an export license from the DoC or the U.S. Department of State. If we are unsuccessful in obtaining the necessary export licenses, or if such licenses are significantly delayed, then we may have to renegotiate existing distributor agreements on less favorable terms.

RISKS ASSOCIATED WITH DISTRIBUTORS AND RESELLERS -- FOREIGN DISTRIBUTORS AND VALUE-ADDED RESELLERS MAY NOT EXPAND COMMERCIAL MARKETS.

            We will rely on foreign regional distributors to market and distribute internationally a significant portion of our imagery from OrbView-3, OrbView-4 and RadarSat-2. We expect our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt.

            We intend to rely on value-added resellers to develop and market our products and services to address certain targeted markets. If our value-added resellers fail to develop and market OrbView products and services successfully, this failure would negatively affect our business, financial condition and results of operations, and our ability to service our debt.

RISK ASSOCIATED WITH INTERNATIONAL OPERATIONS -- OUR INTERNATIONAL BUSINESS EXPOSES US TO RISKS RELATING TO INCREASED REGULATION AND POLITICAL OR ECONOMIC INSTABILITY IN FOREIGN MARKETS.

            We expect to derive substantial revenues from international sales of products and services. International operations are subject to certain risks, such as:

            - changes in domestic and foreign governmental regulations and licensing requirements;
            - deterioration of once-friendly relations between the United States and the foreign entity;
            -     increases in tariffs and taxes and other trade barriers; and
            - changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars more expensive for foreign customers.

            These risks are beyond our control and could have a large negative impact on our business.

CONTRACT REVENUE -- CUSTOMERS, INCLUDING THE U.S. GOVERNMENT, MAY TERMINATE CONTRACTS FOR A VARIETY OF REASONS. TERMINATION OF CONTRACTS WOULD RESULT IN A LOSS OF CONTRACT REVENUES.

            At December 31, 1998, contracts with U.S. government agencies constituted approximately 72% of our total contracts for imagery backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with us or Orbital, or changes its policies, priorities, or funding levels, these actions would negatively impact our business. Specifically, if the Air Force terminates or suspends its contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. Similarly, if the CSA terminates the CSA Contract and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

            We have an agreement with Samsung that grants Samsung an exclusive license to receive, process and sell high resolution OrbView-3 imagery of the Korean peninsula. This agreement also grants Samsung a non-exclusive license to receive, process and sell high-resolution OrbView-4 imagery of South Korea. Samsung may terminate the agreement if OrbView-3 has not been launched by December 31, 1999 (with liquidated damages payable under certain circumstances). If Samsung terminates the agreement, we would lose revenues, which could negatively affect our business, financial condition and results of operations, and our ability to service our debt.

CHANGE OF CONTROL -- THE HOLDERS OF SERIES A PREFERRED STOCK COULD TAKE CONTROL OF OUR BOARD OF DIRECTORS UPON CERTAIN EVENTS.

            We are a party to a stockholders' agreement with the holders of our Series A preferred stock. This stockholders' agreement and our charter contain provisions relating to the election of directors. Under certain circumstances, the Series A holders are entitled to designate additional directors which would comprise a majority of the Company's directors. If the Series A holders designated additional directors, then the Series A Directors would control our management and policies, and could make decisions affecting the control of ORBIMAGE. These additional directors would serve until the event giving rise to their appointment has been resolved. Even without the appointment of these additional directors, the Series A holders have de facto control over certain corporate actions enumerated in the stockholders' agreement, because these actions require the approval of at least one of the Series A Directors. Such actions include the merger, consolidation, liquidation or sale of substantially all of our assets, the issuance of equity securities in certain circumstances, and the incurrence of certain indebtedness.

FINANCING CHANGE OF CONTROL OFFER -- WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

            Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at a price equal to 101% of the principal amount and offer to repurchase all of the outstanding Series A preferred stock (subject to the senior rights of the Note holders). It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases. If we are not able to make the required repurchases, we would be in default under the Indenture.

YEAR 2000 COMPLIANCE -- YEAR 2000 PROBLEMS COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

            The year 2000 presents potential concerns for our computer hardware and software applications. If our computer-related systems cannot distinguish between the year 2000 and the year 1900, we may experience systems failures and business process interruption. The problem may exist for many kinds of our software and hardware, including mainframes, mini computers, PCs and embedded systems. We have completed an assessment of Year 2000 issues with respect to our computer-related systems. By June 1999, we intend to have our systems Year 2000 compliant or to have "work-around" procedures in place to address any noncompliance that remains as of that date.

            Our largest customers are U.S. government agencies. If these agencies' systems are not Year 2000 compliant, payments they owe to us could be delayed. A significant delay in payments could have a material adverse impact on our financial results.

            We cannot assure you that costs associated with addressing Year 2000 issues will not exceed our current estimates, that we will identify all Year 2000 problems on a timely basis or that our corrective actions or those undertaken by Orbital (our primary vendor) will be completed before any Year 2000 problems occur. Thus, our operations and financial condition could be adversely affected by problems associated with the Year 2000 issue.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK

            As of December 31, 1998, ORBIMAGE had senior notes outstanding of $141.6 million with a fair value of $150.0 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes for the first four periods. As of December 31, 1998, held-to-maturity securities restricted for the payment of interest oon the senior notes totaled $24.5 million.

            ORBIMAGE does not have any derivative financial instruments as of December 31, 1998, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Reference is made to the financial statements listed under heading "(a) (1) Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

OTHER INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the directors and executive officers of ORBIMAGE as of the date of this Report.

            NAME                 AGE                         POSITIONS
----------------------------     ---   -------------------------------------------------
David W. Thompson...........     44    Chairman of the Board and Chief Executive Officer
Gilbert D. Rye..............     58    President and Chief Operating Officer
Edward D. Nicastri..........     51    Vice President, Engineering and Operations
Armand D. Mancini...........     40    Vice President, Chief Financial Officer
James A. Abrahamson.........     65    Director
Bruce W. Ferguson...........     44    Director
Richard Reiss, Jr...........     54    Director
William W. Sprague..........     41    Director

            DAVID W. THOMPSON is our Chairman of the Board and Chief Executive Officer, a position he has held since 1993. He is also the Chairman, President and Chief Executive Officer of Orbital. Mr. Thompson co-founded Orbital in 1982. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as Special Assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked at the Charles Stark Draper Laboratory on the Space Shuttle's autopilot design.

            GILBERT D. RYE is our President and Chief Operating Officer, a position he has held since 1993. From 1990 to 1993, he was Orbital's Senior Vice President for Marketing and Business Development. Between 1985 and 1989, Mr. Rye was President of Comsat Government Systems (a subsidiary of Comsat Corporation) and Vice President and General Manager of Space and Technology for BDM International. Mr. Rye is a retired Colonel from the U.S. Air Force with over 25 years of experience in various intelligence and space-related program management and policy-making positions.

            EDWARD D. NICASTRI has been our Vice President of Engineering and Operations since 1997. From 1994 to early 1997, Mr. Nicastri served as Vice President for Advanced Projects with Orbital's Space Systems Division. Prior to joining Orbital in 1994, Mr. Nicastri was Director of Space Systems at the Defense Advanced Research Projects Agency from 1988 to 1993. Prior to 1988 Mr. Nicastri served as a Colonel in the U.S. Air Force, holding positions in the development and operation of several military, satellites and other national space systems.

            ARMAND D. MANCINI was appointed Vice President, Chief Financial Officer of ORBIMAGE in March 1998. He had been the Vice President of Finance since October 1994. From September 1991 to September 1994, Mr. Mancini was the Vice President of Finance for Orbital's Communications and Information Systems Group and Space Systems Division. Prior to that, Mr. Mancini worked as a senior manager with various defense contractors who provide training and classified weapons systems to the U.S. government.

            GENERAL (RET.) JAMES A. ABRAHAMSON has been a member of the Board since April 1998. General Abrahamson currently serves as Chairman and Chief Executive Officer of StratCom, LLC and Air Safety Consultants. From 1992 to 1995, he served as Chairman of Oracle Corporation. He served as Executive Vice President for Corporate Development for Hughes Aircraft Company from October 1989 to April 1992 and President of the Transportation Sector for Hughes Aircraft Company from April 1992 to September 1992. General Abrahamson directed the Strategic Defense Initiative from April 1984 until he retired from the Air Force in January 1989 at the rank of Lieutenant General. General Abrahamson is also a director of Western Digital Corporation and Stratesec Corporation.

            BRUCE W. FERGUSON has been a member of the Board since 1993. Mr. Ferguson is a co-founder of Orbital and a member of its Board of Directors. He has been Senior Vice President, Special Projects of Orbital since 1997. Previously, he was Executive Vice President and General Manager/ Communications and Information Services Group of Orbital from 1993 until 1997. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to 1993 and Senior Vice President/Finance and Administration and General Counsel of Orbital from 1985 to 1989.

            RICHARD REISS, JR. has been a member of the Board since 1997. Mr. Reiss founded Georgica Advisors LLC in 1997, a private investment firm, to make both public and private investments in the communications, media and entertainment industries. From 1982 to 1997, Mr. Reiss was the Managing Partner of Cumberland Associates, a private investment firm that he joined in 1978, and Cumberland Partners and LongView Partners, both investment partnerships. From 1969 to 1977, Mr. Reiss was Senior Vice President and Director of Research for Shearson Lehman Brothers. Mr. Reiss is a Trustee and Treasurer of Barnard College and a Trustee of the Manhattan Institute. He is also a Director of The Lazard Funds, Inc., a Director of nStor Technologies and Chairman of the Executive Committee and a Director of O'Charley's.

            WILLIAM W. SPRAGUE has been a member of the Board since 1997. Mr. Sprague is the founder and President of Crest Communications Holdings LLC, a private investment firm that invests in media and communications companies. From 1989 to 1996, Mr. Sprague served in various positions at Smith Barney, Inc., including as a Managing Director and head of the Media and Telecommunications Group, as co-head of the Mergers and Acquisitions Group and as a senior member of Smith Barney Inc.'s high yield group. From 1985 to 1989, Mr. Sprague was a Vice President at Kidder Peabody & Co. Incorporated in the High Yield/Merchant Banking Group. Mr. Sprague is currently a director of Centennial Communication Inc., Ethan Allan Interiors Inc., Wave Transnational LLC, One-On-One Sports, Inc. and Communications Resources, Inc.

ITEM 11.                EXECUTIVE COMPENSATION

            The following table sets forth all compensation earned for services rendered to ORBIMAGE in the fiscal years ended December 31, 1997 and 1998, by ORBIMAGE's Chief Executive Officer and the most highly compensated executive officers in all capacities in which they served (the "Named Officers").

SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM COMPENSATION
                                                                                                 -----------------------------
                                                                                                 SECURITIES
                                                                  ANNUAL COMPENSATION            UNDERLYING
                                                           ---------------------------------       OPTIONS        ALL OTHER
             NAME AND PRINCIPAL POSITIONS                     SALARY               BONUS             (#)       COMPENSATION(1)
-----------------------------------------------------      --------------     --------------     -----------   ---------------

David W. Thompson
  Chairman and Chief Executive Officer(2)
     1998............................................      $         --        $         --        50,000       $        --
     1997............................................                --                  --        40,000                --
Gilbert D. Rye
  President and Chief Operating Officer
     1998............................................           215,000              97,200        60,000            15,120
     1997............................................           200,000             110,000        50,000            11,658
Edward D. Nicastri
  Vice President, Engineering and Operations
     1998............................................           162,500              48,260        20,000            11,271
     1997............................................           116,000              64,500        90,000             8,488
Armand D. Mancini
  Vice President, Chief Financial Officer
     1998............................................           132,000              39,200        20,000             8,774
     1997............................................           115,000              39,300        15,000             6,789

----------

(1) Includes matching and profit-sharing contributions earned under a 401(k) Plan and the dollar value of premiums paid by ORBIMAGE with respect to life insurance for their benefit.

(2) Mr. Thompson's salary, bonus and long-term compensation (other than options) are paid by Orbital. Except as set forth in the above table, Mr. Thompson is not compensated for services rendered in his capacity as an officer of ORBIMAGE.

            ORBIMAGE pays Gen. Abrahamson a $1,000 director's fee for each meeting of the Board that he attends. In addition, ORBIMAGE reimburses all directors for out of pocket expenses incurred for their services rendered as directors.

INDEMNIFICATION AGREEMENTS

            We have entered into an indemnification agreement with each of our executive officers and directors. Each agreement provides that if an executive officer or director is or is threatened to be made a party to an actual or threatened civil, criminal, administrative or investigative action, suit or proceeding (other than an action brought by or in the right of ORBIMAGE), we will indemnify that executive officer or director against expenses (including attorneys' fees), judgments, fines and amounts actually and reasonably incurred by him or her in connection with that action, suit or proceeding, if he or she acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of ORBIMAGE. With respect to any criminal action or proceeding, our obligation to indemnify the executive officer or director applies so long as he or she had no reasonable cause to believe that his or her conduct was unlawful. If an executive officer or director is or is threatened to be made a party to an actual or threatened action or suit that is brought by or in the right of ORBIMAGE, we are still obligated to indemnify that officer or director unless he or she is determined to be liable to ORBIMAGE.

STOCK OPTION PLAN

            In November 1996, the Board adopted the Stock Option Plan, which provides for grants of either incentive or non-qualified stock options to officers, directors and employees of ORBIMAGE and Orbital. Under the terms of the Stock Option Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant, and non-qualified options may not be granted at less than 85% of the fair market value at the date of grant. Each option under the Stock Option Plan vests at a rate set by the Board in each individual's option agreement, generally in one-third increments over a three-year period following the date of grant. Options expire no more than ten years following the grant date.

            As of December 31, 1998, 4,800,000 shares of common stock were authorized for issuance under the Stock Option Plan, of which 2,636,500 options were outstanding at exercise prices ranging from $3.60 to $5.10 per share. Of the total number of options outstanding, 1,181,451 were currently exercisable.

OPTION GRANTS IN LAST FISCAL YEAR

            Shown below is information on grants of stock options to the Named Officers pursuant to the Stock Option Plan during the fiscal year ended December 31, 1998, which options are reflected in the Summary Compensation Table.

                                                       INDIVIDUAL GRANTS
                            -------------------------------------------------------------------------
                                                  PERCENT OF
                                NUMBER OF        TOTAL OPTIONS
                               SECURITIES           GRANTED
                               UNDERLYING        TO EMPLOYEES        EXERCISE OR
                                 OPTIONS        IN FISCAL YEAR       BASE PRICE         EXPIRATION
           NAME                GRANTED(1)            1998           PER SHARE(2)           DATE
--------------------------  ---------------   ------------------  ----------------   ----------------
David W. Thompson.........       50,000               7%             4.17            1/14/08
Gilbert D. Rye............       60,000               8%             4.17            1/14/08
Edward D. Nicastri........       20,000               3%             4.17            1/14/08
Armand D. Mancini.........       20,000               3%             4.17            1/14/08



                                   POTENTIAL REALIZED VALUE
                                       AT ASSUMED ANNUAL
                                     RATES OF STOCK PRICE
                                       APPRECIATION FOR
                                          OPTION TERM
                             -----------------------------------
           NAME                     5%                 10%
--------------------------   ----------------   ----------------
David W. Thompson.........      $   131,125        $   332,295
Gilbert D. Rye............          157,349            398,754
Edward D. Nicastri........           52,450            132,918
Armand D. Mancini.........           52,450            132,918

----------

(1)   Options generally vest in one-third increments over a three-year period.

(2) Options are granted at the fair market value on the date of grant, as determined by the Board. Certain factors considered by the Board in determining the fair market value of options include, without limitation:
      (i) valuations done in connection with recent financings; (ii) the conversion price of the Company's Series A preferred stock; (iii) results of operations; (iv) whether ORBIMAGE has entered into any new contracts; and (v) the lack of a market for ORBIMAGE common stock.

            The Board has implemented an incentive bonus plan. Members of senior management are eligible for bonuses equal to between 10% and 50% of their base salary, based upon their success in meeting certain team and individual incentives that are defined by the Board.

            ORBIMAGE awarded options to purchase 10,000 shares of common stock to one non-employee director in April 1998, when that director was elected to serve on the Board.

AGGREGATED OPTIONS; YEAR END OPTION VALUES

            The following table sets forth the number of options and the value of unexercised and exercised options held by the Named Officers as of December 31, 1998.

                                                    NUMBER OF SECURITIES
                                                         UNDERLYING                          VALUE OF UNEXERCISED IN-
                                                   UNEXERCISED OPTIONS AT                      THE-MONEY OPTIONS AT
                                                     DECEMBER 31, 1998                         DECEMBER 31, 1998(1)
                                               ----------------------------------         ----------------------------------
                                               EXERCISABLE          UNEXERCISABLE         EXERCISABLE          UNEXERCISABLE
                                               -----------          -------------         -----------          -------------
David W. Thompson.....................           141,111               148,889           $    204,066          $    179,634
Gilbert D. Rye........................           204,167               155,833                296,750               180,550
Edward D. Nicastri....................            30,000                80,000                 27,900                74,400
Armand D. Mancini.....................            80,000                55,000                117,150                65,400

----------

(1) The value of unexercised in-the-money options at December 31, 1998 assumes a fair value of $5.10 for ORBIMAGE's common stock.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the common stock and Series A preferred stock as of December 31, 1998: (i) by each person who beneficially owns more than five percent of the Series A preferred stock (which votes as a class on certain matters); (ii) by each person who beneficially owns more than five percent of the common stock (including the Series A preferred stock on an as-converted basis); (iii) by each director and Named Officer; and (iv) by all executive officers and directors as a group.

            All persons listed below have an address in care of ORBIMAGE's principal executive offices unless otherwise noted.

                                                                      SHARES OF PREFERRED                 SHARES OF COMMON
                                                                      STOCK BENEFICIALLY                 STOCK BENEFICIALLY
                                                                           OWNED(1)                          OWNED(1)(2)
                                                                 -----------------------------       ----------------------------
                 NAME OF BENEFICIAL OWNER                           NUMBER           PERCENT           NUMBER           PERCENT
----------------------------------------------------------       ------------      -----------       ----------       -----------
Orbital Sciences Corporation.............................            --              --  %            25,200,000       60.4%
  21700 Atlantic Boulevard
  Dulles, VA 20166
Merrill Lynch KECALP L.P.................................        245,813(3)         35.8               5,894,796       14.1
  225 Liberty Street
  South Tower, 23rd Floor
  New York, NY 10080-6123
Crest Funding Partners, L.P.(4)..........................        195,520(5)         28.4               4,688,729       11.2
  320 Park Avenue
  New York, NY 10022
Morgan Guaranty Trust Company                                                                                      s
  of New York............................................        145,386(6)         21.1               3,486,475        8.4
  522 Fifth Avenue
  New York, NY 10036
Georgica Advisors LLC(7).................................         74,295(8)         10.8               1,781,655        4.3
  1114 Avenue of the Americas
  New York, NY 10036
David W. Thompson(9).....................................            --              --                  157,778          *
Gilbert D. Rye(9)........................................            --              --                  224,167          *
Armand D. Mancini(9).....................................            --              --                   86,667          *
Edward D. Nicastri(9)....................................            --              --                   36,667          *
James A. Abrahamson......................................            --              --                     --           --
Bruce W. Ferguson(9)(10).................................            --              --                  151,667          *
William W. Sprague(4)(9).................................            --              --                    1,667          *
Richard Reiss, Jr.(7)(9).................................            --              --                    1,667          *
All executive officers and directors as a
  Group(9)(10)...........................................            --              --                  660,280        1.6

----------

  *   Less than one percent.

(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 31, 1998, are deemed outstanding.

(2) Each of Crest Funding Partners, L.P., Merrill Lynch KECALP L.P., Morgan Guaranty Trust Co. and Georgica Advisors LLC or their respective affiliates currently owns shares of Series A preferred stock. Each share of Series A preferred stock is convertible into approximately 24 shares of common stock.

(3) Includes 150,775 shares owned by Merrill Lynch KECALP L.P. 1997, 49,685 shares owned by Merrill Lynch KECALP L.P. 1999, 28,790 shares owned by Merrill Lynch KECALP International L.P. 1997, and 16,563 shares owned by Merrill Lynch KECALP International L.P. 1999.

(4) William W. Sprague, an ORBIMAGE director, is the founder and President of Crest Management Company, LLC, the manager of Crest Funding Partners, L.P.

(5) Includes 142,166 shares owned by Crest Funding Partners, L.P., and 53,354 shares owned by Crest Management Company LLC.

(6) Includes 103,085 shares owned by Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York; 20,494 shares owned by Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York; and 21,807 shares owned by Morgan Guaranty Trust Company of New York, as Investment Manager and Agent for the Alfred P. Sloan Foundation (Multi-Market Account).

(7) Richard Reiss, Jr., an ORBIMAGE director, is the founder and President of Georgica Advisors LLC.

(8) Includes 63,256 shares owned by Georgica Partners, 8,662 shares owned by Georgica International Fund and 2,337 shares owned by Georgica Advisors LLC.

(9)   Consists of shares of common stock issuable upon the exercise of options.

(10) Includes 14,000 shares of common stock issued pursuant to option exercises.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASE AGREEMENT

            During 1997, we sold 372,705 shares of our Series A Cumulative Convertible Preferred Stock for $100 per share pursuant to a stock purchase agreement, generating net proceeds of approximately $33.5 million. We used these proceeds to fund a portion of the purchase of the OrbView satellite systems and the OrbView-2 License, and for initial operating expenses and other general corporate purposes. During 1998, the Series A holders exercised their rights under the stock purchase agreement to purchase an additional $22.7 million of Series A preferred stock. This Series A offering generated net proceeds of approximately $21.3 million.

            Capital Contributions. As part of the initial sale of Series A preferred stock in 1997, Orbital contributed approximately $91.5 to our capital and paid us $40.9 to purchase OrbView-1 and OrbView-2 imagery, for total payments to us of $132.4 million. These payments were offset by approximately $95 million that we owed to Orbital under the procurement agreement and the services agreement, resulting in net payments to us of $37.4 million. See "-- Procurement Agreement," and "-- Services Agreement."

            Change of Control. We have certain obligations to our Series A holders upon a "change of control" as defined in the stock purchase agreement If a change of control occurs before the latest of:

            -     the successful in-orbit checkout of OrbView-3,
            - the closing of an initial public offering that meets certain criteria, or
            - the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock, then we must offer to purchase, subject to the rights of the holders of the Notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock. If the change of control occurs before the fourth anniversary of the initial 1997 sale of the Series A preferred stock, then we must also pay each Series A holder an amount equal to the dividends that would have accrued on such holder's shares of Series A preferred stock from the date of the change of control through the fourth anniversary of the initial 1997 sale of the Series A preferred stock.

            STOCKHOLDERS' AGREEMENT

            In connection with the 1997 sale of our Series A preferred stock, we entered into a stockholders' agreement with Orbital and the Series A holders. The stockholders' agreement governs certain voting rights of, and restrictions upon transfer on, the Series A preferred stock.

            Board of Directors. The stockholders' agreement provides that the Board shall consist of up to five members. The majority of the Series A holders have the right to elect two directors, and may be entitled to elect two additional directors upon the occurrence of certain events described in "Description of Capital Stock -- Series A Preferred Stock -- Voting." The majority of the holders of the common stock also have the right to elect two directors. The fifth member of the Board must be an independent director, elected by a majority vote of all stockholders, where each Series A holder is entitled to vote the number of shares of common stock into which such holder's Series A preferred stock would be convertible. However, as long as Orbital holds 50% of the voting stock of ORBIMAGE, it has the right to appoint the independent member of the Board with the consent of one of the Series A directors, and as long as Orbital holds 20% of the voting stock of ORBIMAGE, it may appoint one of the two common directors. The stockholders' agreement provides for vacancies to be filled using the same nomination procedures that are used for elections.

            A majority vote of the Board, including in some cases the affirmative vote of at least one Series A director, is required before we can, among other things:

            - merge, consolidate, liquidate or sell all or substantially all of our assets;
            - modify the stock purchase agreement or the stockholders' agreement, or the procurement agreement, the services agreement or the OrbView-2 License, if such modifications would affect satellite performance or increase our costs by more than $1 million;
            - issue or commit to issue equity securities or securities convertible into or exchangeable or exercisable for equity securities;
            - incur indebtedness for borrowed money or any capital lease in excess of $0.5 million;
            -     select, approve or remove any officer; or
            -     declare any dividends on the common stock.

            Restrictions on Transfer. Subject to limited exceptions, the stockholders have agreed not to transfer, pledge, mortgage, hypothecate or otherwise encumber any shares of common stock or Series A preferred stock. The stockholders have also agreed as follows:

            Right of First Purchase. Any stockholder desiring to transfer common stock or Series A preferred stock must first give Orbital the right to purchase such shares.

            Right of First Refusal. Conversely, if Orbital desires to transfer common stock or Series C preferred stock, it must give stockholders the right to purchase a proportionate amount of such common stock or Series C preferred stock.

            Tag-Along Rights. If Orbital proposes to transfer any shares of common stock or Series C preferred, the Series A holders will have the right to "tag along" in the transfer by requiring Orbital to sell a proportionate amount of their Series A preferred stock.

            Drag-Along Rights. If 70% of the common holders (on a fully diluted basis) propose to transfer 70% or more of their common stock, the Series A holders may be required to convert their Series A preferred stock into common stock and transfer such common stock to the proposed transferee.

            Subscription Rights. If we plan to offer to issue private equity securities (including warrants, options or other rights to acquire equity securities), we must notify our Series A holders of the terms of the offering and offer a proportionate amount of the securities being offered (based on each Series A holders current ownership) to each Series A holder. These subscription rights will expire upon a public offering of the common stock.

            Registration Rights. Holders of more than 35% of our outstanding common stock may demand that we file up to three registration statements to permit the sale and distribution of their common stock. Also, if we register any of our common stock (excluding registrations on Form S-8 or Form S-4, or that are incident to the registration of convertible securities), the common holders may require us to include their common stock within such registration statement. These registration rights are subject to customary underwriters' cutbacks and other standard exceptions, and are not exercisable until (i) 180 days after an initial public offering of common stock or (ii) after June 30, 2002, if we have not consummated an initial public offering of our common stock by that time.

            PROCUREMENT AGREEMENT

            ORBIMAGE and Orbital are parties to a procurement agreement. The procurement agreement, as amended requires Orbital to:

            - design, develop, construct and launch OrbView-1, OrbView-3 and OrbView-4;
            - grant us a license to market OrbView-2 imagery, including the right to receive all payments to Orbital from NASA under Orbital's contract to provide OrbView-2 imagery to NASA;
            - build the U.S. central imagery receiving, processing and command and control ground segment and any necessary infrastructure upgrades for all four OrbView satellites.

            Orbital (or its subcontractors) will retain ownership of all intellectual property rights underlying the OrbView satellites and related ground systems, and has granted us a license to use the necessary intellectual property to operate the OrbView satellites.

            Contract Costs. We estimate that the total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems will be approximately $285 million, net of $31 million which will be funded by the U.S. Air Force through an agreement with Orbital ($280 million of which we have agreed to pay under the procurement agreement). These estimated costs include all satellite design, construction and launch costs and hyperspectral capability, but exclude insurance costs. Of this amount, we had spent approximately $225 million as of December 31, 1998. We expect to spend approximately $43 million to complete OrbView-3 and OrbView-4 and $17 million to complete modifications to the related U.S. ground systems. We generally pay our costs under the procurement agreement on a monthly schedule based on the costs incurred by Orbital, and pay the remaining amounts upon completion of specified project milestones, such as critical design review and launch events. Our costs under the procurement agreement include an extended performance incentive to Orbital of: (a) up to $1 million per year during each year of the five-year design lives of OrbView-3 and OrbView-4, based on the operational efficiency of the satellites, for a maximum payment of up to $10 million; and (b) an additional $1 million per year per satellite for each year that OrbView-3 or OrbView-4 remains in operation beyond its five year design life. See "Risk Factors -- Contract Revenue -- Contracts may be terminated for a variety of reasons which would result in a loss of contract revenues."

            Termination. We may terminate the procurement agreement if Orbital fails to comply with the material terms of the agreement and does not cure such failure within 60 days of our notice. Orbital may terminate the procurement agreement if we fail to make the payments required by the agreement.

            Limited Remedies. Orbital has made certain one-year warranties to us regarding the workmanship of the items delivered by it under the procurement agreement. It has also assigned to us certain third-party warranties that it has or may have with respect to these items. However, for OrbView-3 and OrbView-4, following launch, our sole remedy for launch failure, defects, failure to conform with applicable specifications or any other requirements is limited to insurance proceeds. Orbital's liability to us for all claims under the procurement agreement, including breach of its warranties, is limited to $10 million. Orbital is not liable to us for any costs or other damages arising from schedule delays.

            SERVICES AGREEMENT

            ORBIMAGE and Orbital are parties to a services agreement, under which Orbital has agreed to provide to us, upon our request, for three years from the date of launch of each OrbView satellite:

            - general and administrative, accounting, tax, legal, regulatory, and other similar services on a cost-reimbursable basis with no additional fee;
            - office and other facilities-related services on a cost-reimbursable basis with no additional fee; and
            - in-orbit satellite operations for the OrbView satellites on a cost plus 10% fee basis.

            NON-COMPETITION AND TEAMING AGREEMENT

            Under a non-compete agreement, Orbital has agreed that it will not, and will not allow any of its affiliates to, enter into contracts to provide integrated remote sensing satellite-based systems consisting of satellite bus, payload, launch services and ground systems. Orbital may respond to a request for a proposal for such an integrated system only if Orbital allows us to have primary responsibility for the provision of imagery services from the system. In addition, Orbital must offer us any satellite-based remote imaging project that emerges from its research and development.

            The non-compete agreement permits Orbital to provide components for integrated systems or subsystems, but does not permit Orbital to design, develop or construct sensors capable of generating imagery similar, or technologically superior, to the imagery of OrbView-2, OrbView-3, OrbView-4 or any satellite that we purchase from Orbital or its affiliates. Subject to certain exceptions, Orbital has also agreed not to invest, and not to let its affiliates invest, more than $10 million in any entity that gathers and distributes satellite-based imagery similar, or technologically superior, to the imagery of OrbView-2, OrbView-3, OrbView-4, or any similar satellite that we purchase from Orbital or its affiliates. The non-compete agreement will terminate on the earlier of (i) June 30, 2003, the date on which the procurement agreement is terminated, (ii) the first anniversary of an initial public offering by ORBIMAGE, or (iii) the end of a 180-day period in which the Company's average common stock price exceeds certain thresholds.

            ORBVIEW-2 LICENSE

            Orbital has granted us an exclusive worldwide license to use and sell OrbView-2 imagery (and to sublicense third parties to distribute OrbView-2 imagery) for a license fee of approximately $62.7 million. The OrbView-2 License is subject to the limitations imposed by Orbital's contract with NASA for OrbView-2 imagery and the DoC license applicable to OrbView-2. Orbital has agreed to use reasonable commercial efforts to obtain and maintain the permits and licenses that are necessary for the continued operation of the OrbView-2 satellite. Orbital also has assigned to us all amounts that are due or will become due to Orbital under Orbital's contract with NASA. We have the sole responsibility for operating and controlling the OrbView-2 satellite.

            RADARSAT-2 LICENSE

            We have entered into a license agreement with Orbital and MDA, dated as of December 31, 1998, under which MDA has granted us:

            - a ten-year exclusive worldwide license to distribute and market RadarSat-2 imagery products and services, with an option to renew this license for two years at a renewal price of $10,000 per year;
            - a ten-year non-exclusive, royalty-free worldwide sublicense to use the mark "RadarSat" to promote, market, sell and distribute RadarSat-2 imagery; and

            - a perpetual, fully paid non-exclusive license for all RadarSat-2 image processing and archiving software.

            Under the license agreement, MDA has further agreed to:

            -     construct and operate the RadarSat-2 satellite;
            - provide us with RadarSat-2 imagery reception, processing and archiving services; and
            - market RadarSat-2 imagery and serve as our exclusive worldwide distributor of RadarSat-2 imagery.

            Purchase Price. The RadarSat-2 License will cost $60 million, net of approximately $140 million funded by CSA through a contract with Orbital. We will pay the $60 million purchase price in installments based on progress payments during the satellite construction phase. Such payments will not exceed:
$15 million per year in 1999-2001; $10 million in 2002; and $5 million upon the successful checkout of RadarSat-2.

            Other Fees and Arrangements. We will pay MDA 12% of our annual net revenues from RadarSat-2 imagery sales for data reception, processing and archiving services. We will also pay MDA its costs plus 10% for marketing and distribution services, and no more than $10 million per year to operate the RadarSat-2 satellite.

            Termination. Either ORBIMAGE or MDA may terminate the license agreement governing the RadarSat-2 License if the other party defaults on its obligations to pay amounts when due, breaches its representations or warranties, or fails to perform any other of its material obligations under the license agreement. In addition, either party may terminate the agreement if the CSA Contract is terminated for any reason, including by the Canadian government for convenience.

            Effects of Termination. Upon termination of the license agreement, our exclusive license to market and distribute RadarSat-2 imagery will terminate, except with respect to imagery we have already received, for which we will continue to hold a non-exclusive license. In addition, MDA will have no further imagery purchase obligations under the agreement.

            If we terminate the license agreement because the CSA Contract terminates or because MDA fails to obtain the regulatory approvals needed for it to perform its obligations under the license agreement, MDA must reimburse us for the amount of our payments toward the purchase price of the RadarSat-2 License as of the date of termination. In addition, if MDA has not selected a launch vehicle by December 31, 1999, we are not required to make any more payments under the license agreement until MDA has selected a launch vehicle. If MDA has not selected a launch vehicle by June 30, 2000, we are entitled to a refund of 50% of the license fee that we have paid as of that date.

            If MDA terminates the license agreement because of our default before RadarSat-2 becomes operational, we must pay MDA the balance of the purchase price of the RadarSat-2 License. If our default occurs after RadarSat-2 is operational, we do not have to pay MDA any additional amounts for the RadarSat-2 License.

            Indemnification. MDA has agreed to indemnify us for breaches of its representations and warranties and other covenants under the license agreement. We have agreed to indemnify MDA for breaches of our representations and warranties and other covenants under the license agreement. These indemnities survive expiration or termination of the RadarSat-2 License, but are limited to $10 million.

            Guarantee. Orbital has unconditionally guaranteed MDA's full and timely performance of its obligations under the RadarSat-2 License. If MDA defaults, Orbital agrees to pay all amounts due to us.

            Follow-on projects. Orbital and MDA have agreed to offer us (subject to negotiation) exclusive commercial distribution rights with respect to any follow-on RadarSat-2 or similar project before June 30, 2003, if MDA or Orbital obtains such rights.

            OTHER AGREEMENTS

            The distributorship contracts that we expect to offer to foreign high-resolution imagery distributors may require the distributor to purchase from us an imagery ground station or an OrbView upgrade to an existing ground station. We are contractually obligated to procure any such ground stations or upgrades from MDA, provided that the price is commercially competitive.

            Orbital has guaranteed our performance under our distribution agreement with Samsung. This agreement grants Samsung an exclusive license to receive, process and sell high resolution OrbView-3 imagery of the Korean peninsula, and a non-exclusive license to receive, process and sell high-resolution OrbView-4 imagery of South Korea.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)(1)      Financial Statements

            The following financial statements of Orbital Imaging
            Corporation and the Independent Auditors' Report are included in Item 8 above:

                        Independent Auditors' Report....................................................................     F-2

                        Statements of Operations for the years ended December 31, 1996, 1997 and 1998...................     F-3
                        Balance Sheets as of December 31, 1997 and 1998.................................................     F-4

                        Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.........     F-5

                        Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...................     F-6
                        Notes to Financial Statements...................................................................     F-7

            (a)(2)      Financial Statement Schedules

                        Not applicable.

            (a)(3)      Exhibits

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

                                         ORBITAL IMAGING CORPORATION


DATED:  March 31, 1999              By:         /s/ DAVID W. THOMPSON
                                        -------------------------------------------------------
                                                David W. Thompson, Chairman of the Board and
                                                Chief Executive Officer

DATED:  March 31, 1999              By:         /s/ GILBERT D. RYE
                                        -------------------------------------------------------
                                                Gilbert D. Rye, President
                                                and Chief Operating Officer

DATED:  March 31, 1999              By:         /s/ ARMAND D. MANCINI
                                        -------------------------------------------------------
                                                Armand D. Mancini, Vice President
                                                and Chief Financial Officer

DATED:  March 31, 1999              By:         /s/ JAMES A. ABRAHAMSON
                                        -------------------------------------------------------
                                                James A. Abrahamson, Director

DATED:  March 31, 1999              By:         /s/ BRUCE W. FERGUSON
                                        -------------------------------------------------------
                                                Bruce W. Ferguson, Director

DATED:  March 31, 1999              By:         /s/ RICHARD REISS, JR.
                                        -------------------------------------------------------
                                                Richard Reiss, Jr., Director

DATED:  March 31, 1999              By:         /s/ WILLIAM W. SPRAGUE
                                        -------------------------------------------------------
                                                William W. Sprague, Director

                          INDEX TO FINANCIAL STATEMENTS
                           ORBITAL IMAGING CORPORATION

Independent Auditors' Report......................................................................................     F-2
Statements of Operations for the years ended December 31, 1996, 1997 and 1998.....................................     F-3
Balance Sheets as of December 31, 1997 and 1998...................................................................     F-4
Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998...........................     F-5
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.....................................     F-6
Notes to Financial Statements.....................................................................................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Imaging Corporation:

     We have audited the accompanying balance sheets of Orbital Imaging Corporation ("ORBIMAGE") as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of ORBIMAGE's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbital Imaging Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                                        KPMG LLP

January 22, 1999
Washington, D.C.

                           ORBITAL IMAGING CORPORATION

                            STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                           1996                1997               1998
                                                                     ----------------   -----------------  ----------------
 Revenues.........................................................      $    1,055      $          2,062   $         11,663
 Direct expenses..................................................           4,320                 6,312             15,215
                                                                        ----------      ----------------   ----------------
 Gross loss.......................................................          (3,265)               (4,250)            (3,552)
 Selling, general and administrative expenses.....................           1,630                 2,845              7,124
                                                                        ----------      ----------------   ----------------
 Loss from operations.............................................          (4,895)               (7,095)           (10,676)
 Interest income, net of interest expense of $4,860 in 1998.......              --                 1,261              1,845
                                                                        ----------      ----------------   ----------------
 Loss before benefit for income taxes.............................          (4,895)               (5,834)            (8,831)
 Benefit for income taxes.........................................              --                (1,752)            (3,312)
                                                                        ----------      ----------------   ----------------
 Net loss.........................................................      $   (4,895)     $         (4,082)  $         (5,519)
                                                                        ==========      ================   ================
 Loss per common share -- basic and assuming dilution (1).........      $       --      $          (0.42)  $          (0.51)
 Loss available to common stockholders (1)........................      $       --      $         (6,890)  $        (12,843)
 Weighted average shares outstanding (1):
   Basic..........................................................              --            16,431,854         25,214,000
   Assuming dilution..............................................              --            22,262,975         41,764,949

----------

(1) All potentially dilutive securities, such as convertible preferred stock, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION
                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                    1997            1998
                                                                                               -------------   --------------

                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................    $     10,883    $     25,082
  Available-for-sale securities, at fair value..............................................          11,337          34,401
  Restricted held-to-maturity securities, at amortized cost.................................              --          16,724
  Receivables and other current assets, net of allowances of $0 and
     $165, respectively.....................................................................             134           3,199
                                                                                                ------------    ------------
       Total current assets.................................................................          22,354          79,406
Restricted held-to-maturity securities, at amortized cost...................................              --           7,813
Property, plant and equipment, at cost, less accumulated
  depreciation of $5,144 and $7,630, respectively...........................................          11,054          15,956
Satellites and related rights, at cost, less accumulated depreciation
  and amortization of $12,947 and $22,367, respectively.....................................         104,226         196,598
Other assets................................................................................             115           8,196
                                                                                                ------------    ------------
       Total assets.........................................................................    $    137,749    $    307,969
                                                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................................................    $      4,335    $     16,879
  Current portion of deferred revenue.......................................................           7,725           8,522
  Deferred tax liabilities..................................................................             468             580
                                                                                                ------------    ------------
       Total current liabilities............................................................          12,528          25,981
Senior notes................................................................................              --         141,620
Deferred revenue, net of current portion....................................................          29,667          23,698
Deferred tax liabilities....................................................................          10,194           3,190
Capitalized lease obligation, net of current portion........................................              --             108
                                                                                                ------------    ------------
       Total liabilities....................................................................          52,389         194,597
Stockholders' equity:


  Preferred stock, par value $0.01; 10,000,000 shares
     authorized; Series A 12% cumulative convertible,
     2,000,000 shares authorized, 392,887 and 687,576
     shares issued and outstanding, respectively (liquidation value of $40,074 and $70,133,
     respectively)..........................................................................               4               7
  Common stock, par value $0.01; 75,000,000 shares authorized; 25,214,000 shares issued and
     outstanding............................................................................             252             252
  Additional paid-in-capital................................................................         111,636         152,488
  Accumulated deficit.......................................................................         (26,532)        (39,375)
                                                                                                ------------    ------------
       Total stockholders' equity...........................................................          85,360         113,372
                                                                                                ------------    ------------
          Total liabilities and stockholders' equity........................................    $    137,749    $    307,969
                                                                                                ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SERIES A
                                                   PREFERRED STOCK                    COMMON STOCK
                                          -------------------------------   -------------------------------

                                              SHARES           AMOUNT           SHARES           AMOUNT
                                          --------------   --------------   --------------   --------------

BALANCE AS OF DECEMBER 31, 1995.........            --     $         --                 --   $        --

Capital contributed.....................            --               --                 --            --
Tax-sharing charge......................            --               --                 --            --
Net loss................................            --               --                 --            --
                                             ---------        ---------      -------------       -------

BALANCE AS OF DECEMBER 31, 1996.........            --               --                 --            --

Shares issued in private
  offering, net.........................       372,705                4                 --            --
Shares issued to Orbital................            --               --         25,200,000           252
Shares issued to director...............            --               --             14,000            --
Preferred stock dividends paid in
  shares................................        20,182               --                 --            --
Accrual of preferred stock
  dividends.............................            --               --                 --            --
Tax-sharing charge......................            --               --                 --            --
Net loss................................            --               --                 --            --
                                             ---------        ---------      -------------       -------

BALANCE AS OF DECEMBER 31, 1997.........       392,887                4         25,214,000           252

Shares issued in private
  offering, net.........................       227,295                2                 --            --
Common stock warrants issued, net.......            --               --                 --            --
Preferred stock dividends paid in
  shares................................        67,394                1                 --            --
Accrual of preferred stock
  dividends.............................            --               --                 --            --
Capital contributed.....................            --               --                 --            --
Net loss................................            --               --                 --            --
                                             ---------        ---------      -------------       -------

BALANCE AS OF DECEMBER 31, 1998.........       687,576        $       7      25,214,000          $   252
                                             =========        =========      =============       =======





                                            ADDITIONAL
                                              PAID-IN        ACCUMULATED
                                              CAPITAL          DEFICIT             TOTAL
                                          --------------   --------------     ---------------

BALANCE AS OF DECEMBER 31, 1995.........    $    34,703      $   (14,747)       $    19,956

Capital contributed.....................         13,625               --             13,625
Tax-sharing charge......................         (2,407)              --             (2,407)
Net loss................................             --           (4,895)            (4,895)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1996.........         45,921          (19,642)            26,279

Shares issued in private
  offering, net.........................         33,543               --             33,547
Shares issued to Orbital................         31,066               --             31,318
Shares issued to director...............             50               --                 50
Preferred stock dividends paid in
  shares................................          2,018           (2,018)                --
Accrual of preferred stock
  dividends.............................            790             (790)                --
Tax-sharing charge......................         (1,752)              --             (1,752)
Net loss................................             --           (4,082)            (4,082)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1997.........        111,636          (26,532)            85,360

Shares issued in private
  offering, net.........................         21,273               --             21,275
Common stock warrants issued, net.......          8,676               --              8,676
Preferred stock dividends paid in
  shares................................          5,948           (5,949)                --
Accrual of preferred stock
  dividends.............................          1,375           (1,375)                --
Capital contributed.....................          3,580               --              3,580
Net loss................................             --           (5,519)            (5,519)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1998.........    $   152,488      $   (39,375)       $   113,372
                                            ===========      ===========        ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------------
                                                                                  1996              1997               1998
                                                                            ---------------   ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................     $     (4,895)     $     (4,082)     $     (5,519)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation, amortization and other................................            3,981             5,541            13,124
     Deferred tax benefit................................................               --            (1,752)           (3,312)
  Changes in assets and liabilities:
     Increase in receivables and other current assets....................              150               (84)           (1,608)
     (Increase) decrease in other assets.................................             (419)              371               (17)
     Increase in accounts payable and accrued expenses...................               --             4,335            12,370
     Increase (decrease) in deferred revenue.............................              175             2,005            (5,172)
                                                                              ------------      ------------      ------------
       NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES.....................................................           (1,008)            6,334             9,866
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................          (12,617)          (49,029)         (108,541)
  Purchases of restricted held-to-maturity securities....................               --                --           (32,185)
  Purchases of available-for-sale securities.............................               --          (115,751)         (119,783)
  Maturities of restricted held-to-maturity securities...................               --                --             7,568
  Maturities of available-for-sale securities............................               --           102,442            60,905
  Sales of available-for-sale securities.................................               --             1,972            35,818
  Payment for business acquisition.......................................               --                --            (5,000)
                                                                              ------------      ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES.............................          (12,617)          (60,366)         (161,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of senior notes.............................               --                --           135,600
  Net proceeds from issuance of common stock warrants....................               --                --             8,676
  Net proceeds from issuance of preferred stock..........................               --            33,547            21,275
  Net proceeds from issuance of common stock.............................               --            31,368                --
  Capital contributed....................................................           13,625                --                --
                                                                              ------------      ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES.........................           13,625            64,915           165,551
                                                                              ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................               --            10,883            14,199

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............................               --                --            10,883
                                                                              ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR...................................     $         --      $     10,883      $     25,082
                                                                              ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid............................................................     $         --      $         --      $      9,009
                                                                              ============      ============      ============
Non-cash items:
Capital contributed--tax basis adjustment................................               --                --      $      3,580
Capitalized lease obligation.............................................               --                --               223

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1) RELATIONSHIP WITH ORBITAL

     In 1991, the ORBIMAGE operating division of Orbital Sciences Corporation ("Orbital") was established to manage the development of remote imaging satellites which would collect, process and distribute digital imagery of land areas, oceans and the atmosphere. In 1992, Orbital Imaging Corporation ("ORBIMAGE") was incorporated in Delaware as a wholly-owned subsidiary of Orbital. On May 8, 1997, and July 3, 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the "Private Placement"). Orbital purchased additional common stock, bringing its total common equity invested to approximately $91.5 million. Also on May 8, 1997, ORBIMAGE executed certain contracts with Orbital whereby all assets and liabilities of Orbital's operating division, ORBIMAGE, were sold to ORBIMAGE at the historical cost. Accordingly, the accompanying financial statements incorporate the historical accounts and operations of the operating division prior to May 8, 1997, as predecessor financial statements of ORBIMAGE.

     ORBIMAGE has three contracts with Orbital: the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the "System Procurement Agreement"), the OrbView-2 License Agreement dated May 8, 1997 (the "License Agreement") and the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the "Administrative Services Agreement"). Under the System Procurement Agreement, ORBIMAGE purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling ORBIMAGE to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service,
(iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Under the License Agreement, Orbital has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the License Agreement, Orbital has assigned to ORBIMAGE all amounts that are due or become due to Orbital under a contract Orbital has with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the satellite. Under the Administrative Services Agreement, ORBIMAGE is reimbursing Orbital for management, accounting, legal, financial services, office space and other administrative services, as well as certain direct operating services provided by Orbital.

     ORBIMAGE has also entered into an agreement with Orbital and MacDonald, Dettwiler and Associates, Ltd. ("MDA"), a wholly-owned Canadian subsidiary of Orbital, under which ORBIMAGE has acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the "RadarSat-2 License"). Under the RadarSat-2 License, MDA will own and operate the RadarSat-2 satellite, and MDA will provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. ORBIMAGE's acquisition of the RadarSat-2 License will cost $60.0 million, net of approximately $140.0 million which will be funded by the Canadian Space Agency through a contract with Orbital. ORBIMAGE will pay the $60.0 million purchase price in installments based on progress payments during the satellite construction phase. Such payments will not exceed $15.0 million per year in 1999-2001; $10.0 million in 2002; and $5.0 million upon the successful checkout of RadarSat-2.

     Pursuant to the System Procurement Agreement as amended, ORBIMAGE has committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million which will be funded by the U.S. Air Force through a contract with Orbital. ORBIMAGE incurred costs of approximately $12.6 million, $47.6 million and $94.3 million for the years ended December 31, 1996, 1997 and 1998, respectively, under the System Procurement Agreement. As of December 31, 1998, ORBIMAGE has remaining commitments under the System Procurement Agreement of $55.4 million, net of $31.0 million which will be funded by the U.S. Air Force through a contract with Orbital.

     ORBIMAGE incurred costs of approximately $2.0 million, $3.2 million and $2.7 million for the years ended December 31, 1996, 1997 and 1998, respectively, under the Administrative Services Agreement. The term of the Administrative Services Agreement is expected to terminate on or before December 31, 2001.

     Amounts due to Orbital of $3.7 million and $9.2 million as of December 31, 1997 and 1998, respectively were included in accounts payable and accrued expenses.

     Certain officers and directors of ORBIMAGE are also officers and directors of Orbital.

(2) NATURE OF OPERATIONS

     The OrbView-1 satellite was launched in 1995 and provides severe weather and atmospheric images, including global lightning information and measurements used in analyzing atmospheric temperature information. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. ORBIMAGE recognized revenues related to the OrbView-2 satellite of $1.3 million and $9.1 million for the years ended December 31, 1997 and 1998, respectively. The OrbView-3 satellite is currently scheduled to begin operations in the first quarter of 2000 and will provide one-meter panchromatic and four-meter multispectral imagery of the Earth. The OrbView-4 satellite will provide one-meter and two-meter panchromatic, four-meter multispectral, and eight-meter hyperspectral imagery of the Earth and is expected to be operational in the last quarter of 2000. The imagery provided by both OrbView-3 and OrbView-4 will have a broad range of applications for U.S. and foreign national security and many commercial and scientific markets.

(3) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

     ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require ORBIMAGE to provide imagery over the term of a multi-year sales contract. Accordingly, ORBIMAGE recognizes revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery.

Services Provided by Orbital

     A substantial part of ORBIMAGE's administrative services, including legal, accounting, human resources and purchasing is provided to ORBIMAGE at cost by Orbital. Such costs include both specifically identifiable services and certain pooled costs allocated by Orbital based on ORBIMAGE's proportional use. ORBIMAGE believes that the cost of these services, as provided for in the accompanying statements of operations, approximates the cost of similar services if obtained directly by ORBIMAGE.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires companies to recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and provide pro forma net income (loss) disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.

ORBIMAGE has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 16). No compensation expense has been recognized in connection with stock option grants to employees in the accompanying statements of operations. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

Cash and Cash Equivalents

     ORBIMAGE considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when ORBIMAGE has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. The held-to-maturity securities are restricted by provisions of the senior notes. (See Note 12.)

     Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, and realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

     Securities with original maturities of more than three months, but not more than one year, are classified as current assets. Securities with original maturities of more than one year are classified as long-term assets.

Financial Instruments

     The carrying amounts for ORBIMAGE's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value. The fair values for securities (see Note 8) and senior notes (see Note 12) were based on quoted market prices.

     ORBIMAGE does not have any derivative financial instruments as of December 31, 1998, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

Satellites and Related Rights and Property, Plant and Equipment

     ORBIMAGE is purchasing the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 license and the ground system assets pursuant to the System Procurement Agreement. ORBIMAGE is constructing the ORBIMAGE digital catalogue, a digital imagery catalogue and processing system, to support OrbView-2, OrbView-3 and OrbView-4 imagery processing and distribution. ORBIMAGE capitalizes certain direct and indirect costs incurred in the construction of the ORBIMAGE digital catalogue. Amortization of the capitalized costs will begin when the ORBIMAGE digital catalogue is placed in service.

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites, related ground system assets, and the ORBIMAGE digital catalogue. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the year ended December 31, 1998, capitalized interest totaled $10.9 million. No interest was capitalized for the years ended December 31, 1996 or 1997.

     Depreciation and amortization are provided using the straight-line method as follows:

            Ground system assets..........  8 years
            Furniture and equipment.......  3 to 5 years
            OrbView-1.....................  3 years
            OrbView-2.....................  7 1/2 years
                                            Shorter of estimated useful life of
            Leasehold improvements........  lease or lease term

Income Taxes

     ORBIMAGE recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(4) BUSINESS ACQUISITION

     In 1998, ORBIMAGE acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $5.0 million. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized on a straight-line basis over ten years. The financial results of TRIFID have been included in ORBIMAGE's results since April 30, 1998.

     The following unaudited supplemental financial information presents ORBIMAGE's results of operations for the years ended December 31, 1997 and 1998, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands, except share data):

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                 -----------------------
                                                                                     1997         1998
                                                                                 ------------   --------

         Revenues..............................................................    $ 5,531       $ 12,486
         Net loss..............................................................     (4,213)        (5,521)
         Loss per common share -- basic and assuming dilution (1)..............    $ (0.43)      $  (0.51)

----------

(1) All potentially dilutive securities, such as convertible preferred stock, warrants and stock options are antidilutive for each year presented.

(5) EMPLOYEE BENEFIT PLAN

     In February 1998, the FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, that supersedes the disclosure requirements of Statement No. 87, Employers' Accounting for Pensions, and Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. ORBIMAGE adopted Statement No. 132 effective January 1, 1998. Adoption of the new benefits disclosure rules did not impact ORBIMAGE's financial position, results of operations or cash flows.

     ORBIMAGE's employees participate in the Orbital Imaging Corporation Retirement Savings Plan, a defined contribution plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. ORBIMAGE's contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. For the years ended December 31, 1997 and 1998, ORBIMAGE's contribution expense was $44,000 and $257,000, respectively. ORBIMAGE's contribution to the Plan for the year ended December 31, 1998 includes contributions to accounts of employees who joined ORBIMAGE as part of the TRIFID acquisition. (See Note 4.)

(6) COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, ORBIMAGE adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on ORBIMAGE's net loss or stockholders' equity. For the years ended December 31, 1996, 1997 and 1998, there were no material differences between net loss as reported and comprehensive income (loss).

(7) LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the years ended December 31, 1997 and 1998 were as follows (in thousands, except share data):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                                 1997                 1998
                                                                          ------------------   -----------------

 Numerator for basic and diluted loss per common share:
   Net loss............................................................    $         (4,082)    $         (5,519)
   Preferred stock dividends...........................................              (2,808)              (7,324)
                                                                           ----------------     ----------------
 Loss available to common stockholders.................................    $         (6,890)    $        (12,843)
                                                                           ================     ================

 Denominator for basic loss per common share -- weighted average shares          16,431,854           25,214,000
 Effect of dilutive securities:
   Convertible preferred stock.........................................           5,641,668           14,665,412
   Warrants............................................................                  --            1,312,746
   Stock options.......................................................             189,453              572,791
                                                                           ----------------     ----------------
 Denominator for diluted loss per common share -- adjusted weighted
   average shares assuming dilution....................................          22,262,975           41,764,949
                                                                           ================     ================
 Loss per common share -- basic and diluted (1)........................    $          (0.42)    $          (0.51)
                                                                           ================     =================

----------

(1) All potentially dilutive securities, such as convertible preferred stock, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

(8) SECURITIES

     As of December 31, 1997 and 1998, ORBIMAGE had available-for-sale securities invested primarily in commercial paper with an amortized cost basis of $11.3 million and $34.4 million, respectively. There were no differences between the amortized cost basis of the available-for-sale securities and their fair values.

     As of December 31, 1998, ORBIMAGE had held-to-maturity securities invested in U.S. Treasury securities with a fair value of $24.6 million and an amortized cost basis of $24.5 million, resulting in an unrealized gain of $0.1 million. These securities have maturities ranging from six months to two years and are pledged as security for repayment of interest on the senior notes. There were no held-to-maturity securities as of December 31, 1997.

     Included in cash and cash equivalents was $8.9 million and $24.0 million of commercial paper as of

December 31, 1997 and 1998, respectively.

(9) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                      ---------------------------
                                                          1997           1998
                                                      ------------   ------------
Land...............................................    $      213     $      213
Ground system assets...............................        15,985         21,450
Furniture and equipment............................            --          1,293
Leasehold improvements.............................            --            630
Accumulated depreciation and amortization..........        (5,144)        (7,630)
                                                       ----------     ----------
          Total....................................    $   11,054     $   15,956
                                                       ==========     ==========

     Depreciation and amortization totaled $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

(10) SATELLITES AND RELATED RIGHTS

     Satellites and related rights as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                             DECEMBER 31,
                                    -----------------------------
                                         1997            1998
                                    -------------   -------------

In service:
  OrbView-1.......................   $     12,327    $     12,327
  Accumulated depreciation........        (11,513)        (12,327)
                                     ------------    ------------
                                              814              --
  OrbView-2 License...............         64,543          64,543
  Accumulated amortization........         (1,434)        (10,040)
                                     ------------    ------------
                                           63,109          54,503
Satellites in process.............         40,303         142,095
                                     ------------    ------------
          Total...................   $    104,226    $    196,598
                                     ============    ============

     Satellite depreciation and amortization totaled $2.4 million, $3.9 million and $9.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

(11) INCOME TAXES

     ORBIMAGE's losses for income tax purposes for the year ended December 31, 1996 and the period from January 1, 1997 through May 7, 1997 (during which ORBIMAGE was an operating division, and was included in the consolidated tax return, of Orbital) were significantly greater than pre-tax financial statement losses, primarily due to expense associated with satellites and related rights deducted currently for income tax purposes. Prior to May 8, 1997, ORBIMAGE had a tax-sharing arrangement with Orbital under which tax deductions for satellites and related rights, and the associated net operating loss carryforwards, remained with Orbital. As a result, ORBIMAGE recorded tax-sharing charges of $2.4 million and $1.8 million for the years ended December 31, 1996 and 1997, respectively, as a direct charge to additional paid-in capital.

     The benefit for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     1996          1997           1998
                                                 ------------  ------------   -----------

Current benefit:
  U.S. Federal................................                   $      --      $      --
  State.......................................            --            --             --
                                                   ---------     ---------      ---------
          Total current benefit...............            --            --             --

Deferred benefit:
  U.S. Federal................................            --         1,533          3,021
  State.......................................            --           219            291
                                                   ---------     ---------      ---------
          Total deferred benefit..............            --         1,752          3,312
                                                   ---------     ---------      ---------
          Total benefit for income taxes......                   $   1,752      $   3,312
                                                   =========     =========      =========

     The income tax benefit for the years ended December 31, 1996, 1997 and 1998 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                       YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                  1996           1997          1998
                                             -------------  -------------  ------------
U.S. Federal statutory rate...............       (34.0)%        (34.0)%        (34.0)%
Tax sharing agreement with Orbital........        34.0             --             --
State income taxes........................          --             --           (3.2)
Other.....................................          --            4.0           (0.3)
                                                 -----          -----          -----
Effective rate............................         0.0%         (30.0)%        (37.5)%
                                                 =====          =====          =====

     The tax effects of significant temporary differences as of December 31, 1997 and 1998 were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                           1997          1998
                                                                       ------------  -----------
 Deferred tax assets:
   Differences in revenue recognition...............................    $   14,949    $   12,162
   Net operating loss carryforward..................................           585         5,904
 Other..............................................................            62           172
                                                                        ----------    ----------
 Deferred tax assets................................................    $   15,596    $   18,238
                                                                        ==========    ==========
 Deferred tax liabilities:
   Differences in the tax treatment of satellites and related
      rights........................................................    $   26,258    $   22,008
                                                                        ==========    ==========

     As of December 31, 1998, ORBIMAGE had U.S. Federal net operating loss carryforwards totaling $16.4 million, which expire beginning the year ending December 31, 2012.

(12) SENIOR NOTES

General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $141.0 million to the senior notes and $9.0 million to the value of the warrants recorded as a debt discount. The debt discount is amortized as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.6%. As of December 31, 1998, the senior notes had a fair value of $150.0 million as estimated by quoted market prices.

Interest

     Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes for the first four periods. As of December 31, 1998, held-to-maturity securities restricted for the payment of interest on the senior notes totaled $24.5 million.

Mandatory Redemption

     The senior notes mature on March 1, 2005. ORBIMAGE will not be required to make mandatory redemption or sinking fund payments with respect to the senior notes. However, ORBIMAGE may be obligated, under certain circumstances, to make an offer to purchase: (i) all outstanding senior notes at a redemption price of

101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of purchase, upon a change of control, and (ii) outstanding senior notes with a portion of the net proceeds of certain asset sales at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages (if any) to the date of the purchase.

Covenants

     The indenture for the senior notes restricts, among other things, ORBIMAGE's ability to pay dividends.

(13) LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) as of December 31, 1998 were as follows (in thousands):

                                OPERATING     CAPITAL
                                ---------     -------
1999......................      $   132     $    135
2000......................           11          115
                                -------     --------
                                $   143          250
                                =======
Less: Interest at 12%.....                       (26)
Less: Current portion.....                      (116)
                                            --------
          Total...........                  $    108
                                            ========

(14) PREFERRED STOCK

     ORBIMAGE has authorized 10,000,000 shares of $0.01 par value preferred stock, of which: (a) 2,000,000 shares of the Series A preferred stock have been authorized, of which 687,576 shares were issued and outstanding as of December 31, 1998; (b) 2,000,000 shares of the Series B preferred stock have been authorized, none of which have been issued and (c) 2,000,000 shares of the Series C preferred stock have been authorized, none of which have been issued.

Dividends

     The Series A preferred stock is assigned a stated value of $100 per share and is entitled to a cumulative dividend of 12% per annum payable semi-annually on May 1 and November 1 of each year, in cash or, in lieu thereof, payable in-kind in shares of Series A preferred stock on the basis of 120 shares of Series A preferred stock for each 1,000 shares of Series A preferred stock outstanding. To date, all dividends have been paid in-kind. As of December 31, 1998, cumulative preferred stock dividends in arrears totaled 13,752 shares. Upon mandatory conversion prior to the fourth anniversary of the issuance of any Series A preferred stock, a Series A holder shall also receive the dividends with respect to the Series A preferred stock that would have accrued from the date of the mandatory conversion to the fourth anniversary of the initial issuance of the Series A preferred stock.

Ranking

     Series A holders have certain preferences upon dividend distributions, distributions upon liquidation or distributions upon merger, consolidation or sale of assets over the holders of Series B preferred stock (if and when issued), Series C preferred stock (if and when issued), the common holders and any other class of stock ranking junior to the Series A preferred stock.

Voting Rights

     Each Series A holder is entitled to such number (rounded to the nearest whole number) of votes as such Series A holder would be entitled if such Series A holder had converted its Series A preferred stock into shares of common stock.

Conversion Rights

     The Series A holders have the option, at any time, or from time to time, to convert their Series A preferred stock into fully paid and non-assessable shares of common stock. The number of shares of common stock issued upon such conversion will be determined by multiplying each Series A holder's number of Series A preferred stock by a fraction, the numerator of which is the Series A preferred stock Stated Value and the denominator of which is a conversion price, subject to anti-dilutive adjustments. The per share conversion price is currently $4.17. The Series A preferred stock shall be automatically converted into shares of common stock upon the earliest to occur of any one of the following events:

     - the closing, under certain circumstances, of a public offering of the common stock;

     - the culmination of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price or

     - the proposed sale of no less than 70% of the common stock on a fully diluted basis.

(15) COMMON STOCK WARRANTS

     In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE's common stock. The exercise price is $0.01 per share. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants are exercisable at any time on or after February 25, 1999, or on the occurrence of a Company change in control, which ever happens first. The warrants expire on March 1, 2005.

(16) STOCK OPTION PLAN

     Through ORBIMAGE's stock option plan (the "Plan"), ORBIMAGE may issue to its employees, Orbital's employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE's common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE's options generally vest in one-third increments over a three-year period. The following table summarizes the activity relating to the Plan for the years ended December 31, 1996, 1997 and 1998:

                                                                                               WEIGHTED
                                                          NUMBER OF      OPTION PRICE           AVERAGE           OUTSTANDING AND
                                                           SHARES          PER SHARE        EXERCISE PRICE          EXERCISABLE
                                                         -----------    --------------     ----------------      -----------------
OUTSTANDING AS OF DECEMBER 31, 1995.............                  --            --               --                     --
    Granted.....................................           1,408,000    $     3.60         $    3.60
    Exercised...................................                  --            --               --
    Canceled or expired.........................                  --            --               --
                                                         -----------    ----------         ---------               -----------
OUTSTANDING AS OF DECEMBER 31, 1996.............           1,408,000          3.60              3.60                   352,000
    Granted.....................................             498,000          4.17              4.17
    Exercised...................................             (14,000)         3.60              3.60
    Canceled or expired.........................              (8,000)         3.60              3.60
                                                         -----------    ----------         ---------               -----------
OUTSTANDING AS OF DECEMBER 31, 1997.............           1,884,000     3.60-4.17              3.75                   707,250
    Granted.....................................             761,500     4.17-5.10              4.55
    Exercised...................................                  --            --               --
    Canceled or expired.........................              (9,000)    4.17-5.10              4.69
                                                         -----------    ----------         ---------               -----------
OUTSTANDING AS OF DECEMBER 31, 1998.............           2,636,500    $3.60-5.10         $    3.98                 1,181,451
                                                         ===========    ==========         =========               ===========

     As of December 31, 1998, the weighted average remaining contractual life of the options outstanding was 8.4 years.

     ORBIMAGE uses the minimum value method for options issued to employees and directors to determine the pro forma impact to its net loss. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. The assumptions used to determine the pro forma impact for the years ended December 31, 1996, 1997 and 1998 were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                            1996              1997            1998
                                                      ----------------  ----------------  -------------
 Volatility........................................          0.0%              0.0%              0.0%
 Dividend yield....................................          0.0%              0.0%              0.0%
 Risk-free interest rate...........................          5.8%              6.0%              5.5%
 Expected average life.............................   4.5 years         4.5 years         6.0 years
 Weighted average exercise price per share.........   $     3.60        $     3.75        $     3.98

     ORBIMAGE previously estimated the impact of employee and director stock options based upon an assumed volatility of 30%. Prior year amounts have been adjusted to reflect the use of the minimum value method. The fair value of the options granted to employees and directors during the years ended December 31, 1996, 1997 and 1998 were estimated at $0.82 per share, $0.97 per share and $1.26 per share, respectively.

     Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's pro forma net loss and pro forma basic loss per common share would have been approximately $4.4 million and $0.44, respectively, for the year ended December 31, 1997 and $6.1 million and $0.53, respectively, for the year ended December 31, 1998. Pro forma diluted loss per common share for the years ended December 31, 1997 and 1998 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive. Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's net loss would have been approximately $5.3 million for the year ended December 31, 1996. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and pro forma loss per common share for the year ended December 31, 1996 was not considered meaningful. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

(17) SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the years ended December 31, 1996, 1997 and 1998.

ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $0.8 million, $2.0 million and $9.6 million for the years ended December 31, 1996, 1997 and 1998, respectively, representing approximately 76%, 95% and 82%, respectively, of total revenues recognized during those years.

EXHIBIT INDEX

     (a)  EXHIBITS

   EXHIBIT
   NUMBER                                                       DESCRIPTION
   ------      ---------------------------------------------------------------------------------------------------------

     3.1+      Second Amended and Restated Certificate of Incorporation of the Company.
     3.2+      Bylaws of the Company.
     4.2*      Specimen of the Company's common stock certificate.
     4.3+      Indenture dated as of February 25, 1998, by and among the Company and Marine
               Midland Bank, as Trustee, with respect to the 11 5/8% Senior Notes due 2005 of the
               Company.
     4.4+      Warrant Agreement dated as of February 25, 1998, by and between the Company and
               Marine Midland Bank as warrant agent.
     4.5       Specimen of the Company's warrant certificate (included in Exhibit 4.4).
     4.6+      Warrant Registration Rights Agreement, dated as of February 25, 1998 by and among the Company, Bear, Stearns & Co. Inc., Merrill Lynch & Co., and NationsBanc
               Montgomery Securities LLC as the initial purchasers.
     4.7+      Pledge Agreement dated February 25, 1998, by and between the Company and Marine
               Midland Bank as collateral agent.
     4.8+      Amended and Restated Stock Purchase Agreement dated as of February 25, 1998, by and among the Company,
               Orbital Sciences Corporation and the holders of Series A
               preferred stock named therein.
     4.9+      Amended and Restated Stockholders' Agreement dated as of February 25, 1998, by and among the Company, Orbital Sciences Corporation and the holders of Series A preferred stock named therein.
    10.1+      Purchase Agreement, dated as of February 20, 1998 by and among the Company, Bear,
               Stearns & Co. Inc., Merrill Lynch & Co., and NationsBanc Montgomery Securities LLC
               as the Initial Purchasers.
    10.2+**    Amended and Restated Procurement Agreement dated February 26, 1998 by and between the Company and Orbital.
    10.3+      Amended and Restated Administrative Services Agreement dated December 31, 1997 by and between the Company and Orbital.
    10.4+      Non-Competition and Teaming Agreement dated as of May 8, 1997 by and between the
               Company and Orbital.
    10.5+      OrbView-2 License Agreement dated as of May 8, 1997 by and between the Company and Orbital.
    10.6+**    Distributor Licensee Agreement dated as of January 31, 1997, as amended from time to time, by and between the Company and Samsung Aerospace Industries, Ltd.
    10.7+      Form of Indemnification Agreement between the Company and its directors and officers.
    10.8+      ORBIMAGE 1996 Stock Option Plan.
    10.9+      Agreement between National Aeronautics and Space Administration and Orbital
               Sciences Corporation, dated March 29, 1991, as amended.
    10.10*     RadarSat-2 Master Agreement dated as of December 31, 1998 by and among Orbital
               Sciences Corporation, MacDonald, Dettwiler and Associates Ltd. and Orbital Imaging
               Corporation.
    10.11*     Hyperspectral Imaging Data Agreement dated December 31, 1998 by and between Orbital Sciences Corporation and
               Orbital Imagining Corporation.
    10.12*     Amendment No. 1 to Amended and Restated Orbimage System Procurement Agreement dated as of December 31, 1998 by and between Orbital Sciences Corporation and Orbital Imaging Corporation.
    11         Statement re Computation of Loss Per Common Share (included in Notes to Financial
               Statements).
    21         Subsidiaries of the Registrant
    27         Financial Data Schedule.



----------

+ Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on

     Form S-4, as amended (Reg. No. 333-49583).

* Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-67697).

** Confidential treatment was granted pursuant to Rule 406 under the Securities Act of 1933, as amended, in connection with the Company's registration statement on Form S-4, as amended (Reg. No. 333-49583). Certain portions of the exhibit have been omitted. The omitted portions of such exhibits have been separately filed with the Securities and Exchange Commission.

     (b)   FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto.