Form 10-Q
period 1999-03-31
ORBITAL IMAGING CORP
filed 1999-05-17
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                              For the quarter ended

                                 MARCH 31, 1999

                           ORBITAL IMAGING CORPORATION

                         (Commission File No. 333-49583)


                 DELAWARE                                  54-1660268
----------------------------------------      ----------------------------------
         (State of Incorporation)                 (IRS Identification number)

         21700 ATLANTIC BOULEVARD
          DULLES, VIRGINIA 20166                         (703) 406-5000
----------------------------------------      ----------------------------------
     (Address of principal executive                   (Telephone number)
               offices)



   Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes       No
                                   ------    ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of May 10, 1999.

                                     PART 1


                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ORBITAL IMAGING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                 ASSETS
                                                 ------
                                                                           DECEMBER 31,                 MARCH 31,
                                                                               1998                       1999
                                                                        --------------------       --------------------
Current assets:
      Cash and cash equivalents                                                    $ 25,082                   $ 20,298
      Available-for-sale securities, at fair value                                   34,401                     16,274
      Restricted held-to-maturity securities, at amortized cost                      16,724                     16,798
      Receivables and other current assets, net                                       3,199                      2,260
                                                                        --------------------       --------------------
           Total current assets                                                      79,406                     55,630

Restricted held-to-maturity securities, at amortized cost                             7,813                          -
Property, plant and equipment, at cost, less accumulated
      depreciation of $7,360 and $8,336, respectively                                15,956                     17,277
Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $22,367 and
      $24,518, respectively                                                         196,598                    215,453
Other assets                                                                          8,196                      8,346
                                                                        --------------------       --------------------

      Total assets                                                                $ 307,969                  $ 296,706
                                                                        ====================       ====================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses                                        $ 16,879                    $ 9,165
      Current portion of deferred revenue                                             8,522                      8,393
      Deferred tax liabilities                                                          580                          -
                                                                        --------------------       --------------------
           Total current liabilities                                                 25,981                     17,558

Senior notes                                                                        141,620                    141,814
Deferred revenue, net of current portion                                             23,698                     21,607
Deferred tax liabilities                                                              3,190                      3,150
Capitalized lease obligation, net of current portion                                    108                         80
                                                                        --------------------       --------------------

      Total liabilities                                                             194,597                    184,209

Stockholders' equity:
      Preferred stock, par value $0.01; 10,000,000 shares authorized;
           Series A 12% cumulative convertible, 2,000,000 shares
           authorized, 687,576 shares issued and outstanding,
           respectively (liquidation value of $70,133 and $72,196,
           respectively)                                                                  7                          7
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding                                     252                        252
      Additional paid-in-capital                                                    152,488                    154,709
      Accumulated deficit                                                           (39,375)                   (42,471)
                                                                        --------------------       --------------------

      Total stockholders' equity                                                    113,372                    112,497
                                                                        --------------------       --------------------

      Total liabilities and stockholders' equity                                  $ 307,969                  $ 296,706
                                                                        ====================       ====================


     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------------------------
                                                                                 1998                            1999
                                                                        -----------------------         -----------------------

Revenues                                                                        $        2,417                  $        3,316

Direct expenses                                                                          4,189                           4,025
                                                                        -----------------------         -----------------------

Gross loss                                                                              (1,772)                           (709)

Selling, general and administrative expenses                                               987                           1,893
                                                                        -----------------------         -----------------------

Loss from operations                                                                    (2,759)                         (2,602)

Interest income, net of interest expense of $2,156 in 1998                               1,043                             949
                                                                        -----------------------         -----------------------

Loss before benefit for income taxes                                                    (1,716)                         (1,653)

Benefit for income taxes                                                                (1,716)                           (620)
                                                                        -----------------------         -----------------------

Net loss                                                                        $            -                  $       (1,033)
                                                                        =======================         =======================

Loss per common share - basic and assuming dilution                             $        (0.06)                 $        (0.12)
Loss available to common stockholders                                           $       (1,438)                 $       (3,096)
Weighted average shares outstanding:
  Basic                                                                             25,214,000                      25,214,000
  Assuming dilution                                                                 37,818,206                      43,595,532



     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited; In Thousands)

                                                                                  Three Months Ended March 31,
                                                                                      1998            1999
                                                                                  ------------     -----------

Cash flows from operating activities:
     Net loss                                                                      $       -        $ (1,033)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation, amortization and other                                   3,463           3,136
                Deferred tax benefit                                                  (1,716)           (620)
     Changes in assets and liabilities:
                Increase in receivables and other current assets                        (526)           (578)
                (Increase) decrease in other assets                                     (264)            256
                Increase (decrease) in accounts payable and accrued expenses           2,981          (7,715)
                Increase (decrease) in deferred revenue                                  942          (2,220)
                                                                                  ------------     -----------
     Net cash provided by (used in) operating activities                               4,880          (8,774)

Cash flows from investing activities:
     Capital expenditures                                                            (17,436)        (22,875)
     Purchases of held-to-maturity securities                                        (32,896)              -
     Purchases of available-for-sale securities                                       (9,801)         (7,350)
     Maturities of held-to-maturity securities                                             -           8,471
     Maturities of available-for-sale securities                                       5,400          21,458
     Sales of available-for-sale securities                                              999           4,386
                                                                                  ------------     -----------
     Net cash (used in) provided by investing activities                             (53,734)          4,090

Cash flows from financing activities:
     Net proceeds (costs) from issuance of long-term obligations                     136,576             (73)
     Repayment of capitalized lease obligation                                             -             (28)
     Net proceeds from issuance of common stock warrants                               8,690               -
     Net proceeds from issuance of preferred stock                                    21,318               -
                                                                                  ------------     -----------
     Net cash provided by (used in) financing activities                             166,584            (101)
                                                                                  ------------     -----------

Increase (decrease) in cash and cash equivalents                                     117,730          (4,785)

Cash and cash equivalents, beginning of period                                        10,883          25,083
                                                                                  ------------     -----------
Cash and cash equivalents, end of period                                           $ 128,613        $ 20,298
                                                                                  ============     ===========

Supplemental cash flow information:
  Interest paid                                                                    $       -        $  8,719
                                                                                  ============     ===========

Non-cash item:
  Capitalized compensatory stock options                                           $       -        $    158
                                                                                  ============     ===========




     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                 SERIES A
                                              PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                             ------------------  ---------------------    PAID-IN       ACCUMULATED
                                              SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL         DEFICIT         TOTAL
                                             ------------------  ---------------------  -------------  --------------  ------------

Balance as of December 31, 1997               392,887     $ 4     25,214,000    $ 252      $ 111,636     $ (26,532)     $  85,360

     Shares issued in private offering, net   227,295       2              -        -         21,316             -         21,318
     Issuance of common stock warrants              -       -              -        -          9,000             -          9,000
     Accrual of preferred stock dividends           -       -              -        -          1,438        (1,438)             -
                                             ------------------  ---------------------  -------------  --------------  ------------

Balance as of March 31, 1998                  620,182     $ 6     25,214,000    $ 252      $ 143,390     $ (27,970)     $ 115,678
                                             ==================  =====================  =============  ==============  ============


Balance as of December 31, 1998               687,576     $ 7     25,214,000    $ 252      $ 152,488     $ (39,375)     $ 113,372

     Issuance of stock options                      -       -              -        -            158             -            158
     Accrual of preferred stock dividends           -       -              -        -          2,063        (2,063)             -
     Net loss                                       -       -              -        -              -        (1,033)        (1,033)
                                             ------------------  ---------------------  -------------  --------------  ------------

Balance as of March 31, 1999                  687,576     $ 7     25,214,000    $ 252      $ 154,709     $ (42,471)     $ 112,497
                                             ==================  =====================  =============  ==============  ============



     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1998, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

   We will refer to Orbital Imaging Corporation as "ORBIMAGE."

(2) SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The condensed consolidated financial statements include the accounts of ORBIMAGE and its wholly owned subsidiary. All material intercompany transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

   ORBIMAGE considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Stock-Based Compensation

   To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model. ORBIMAGE capitalizes the cost of stock options granted to non-employee consultants or advisors working on the construction of satellites. The capitalized costs are recorded as part of the historical cost of the satellites and will be amortized over the asset's useful life when placed in service. No compensation expense has been recognized in connection with stock option grants to employees in the accompanying statements of operations.

Income Taxes

   ORBIMAGE has recorded its interim income tax benefit based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

Reclassifications

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 financial statement presentation.

(3)     INTEREST CAPITALIZATION

   ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the three months ended March 31, 1998 and 1999, capitalized interest totaled $1.7 million and $4.7 million, respectively.

(4)     RELATED PARTY TRANSACTIONS

   ORBIMAGE incurred and capitalized costs of approximately $15.4 million and $16.4 million for the three months ended March 31, 1998 and 1999, respectively under a procurement contract with Orbital Sciences Corporation ("Orbital"), ORBIMAGE's majority stockholder, for the purchase of various satellites and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.5 million and $0.4 million for the three months ended March 31, 1998 and 1999, respectively, under an administrative services agreement with Orbital.

(5)     COMPREHENSIVE INCOME (LOSS)

   For the three months ended March 31, 1998 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).

(6)     LOSS PER COMMON SHARE

   The computations of basic and diluted loss per common share for the three months ended March 31, 1998 and 1999 were as follows (in thousands, except share data):

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------

                                                                  1998               1999
                                                                  ----               ----
Numerator for basic and diluted loss per common share:

   Net loss                                                  $            -     $      (1,033)
   Preferred stock dividends                                         (1,438)           (2,063)
                                                             --------------     -------------
Loss available to common stockholders                        $       (1,438)    $      (3,096)
                                                             ==============     =============
Denominator for basic loss per common
   share -- weighted average shares                              25,214,000        25,214,000
Effect of dilutive securities:
   Convertible preferred stock                                   11,541,475        16,488,633
   Warrants                                                         510,512         1,312,746
   Stock options                                                    552,218           580,153
                                                             --------------     -------------
Denominator for diluted loss per common
   share -- adjusted weighted average
   shares assuming dilution                                      37,818,205        43,595,532
                                                             ==============     =============

           Loss per common share -- basic and diluted
                                                              $    (0.06)        $   (0.12)
                                                              ===========        =========

(7)     SEGMENT INFORMATION

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the three months ended March 31, 1998 and 1999.

   ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.3 million and $2.4 million for the three months ended March 31, 1998 and 1999, respectively, representing approximately 97% and 72%, respectively, of total revenues recognized during those periods.

(8)     SUBSEQUENT EVENTS

   On April 22, 1999, ORBIMAGE completed a debt offering raising net proceeds of approximately $68.6 million. Out of the net proceeds of the offering, ORBIMAGE purchased approximately $7.4 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000.

   On April 26, 1999, ORBIMAGE granted 725,323 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $6.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 36,250 compensatory options totaling $0.1 million over the three-year vesting period of the options.

   On May 1, 1999, ORBIMAGE declared a preferred stock dividend of 41,271 shares payable in kind.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

   ORBIMAGE operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, the atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital to purchase the OrbView-1,

OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), ORBIMAGE has acquired the exclusive worldwide rights to market and sell imagery from RadarSat-2 (the "RadarSat-2 License") and has in turn granted these rights to MDA. MDA will own and operate the RadarSat-2 satellite and provide operations, data reception, processing, archiving, marketing and distribution services to ORBIMAGE. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services.

   ORBIMAGE expects OrbView-3 to be operational in the first quarter of 2000, OrbView-4 to be operational in the fourth quarter of 2000 and RadarSat-2 to be operational in early 2002.

   In February 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisting of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In April 1999, ORBIMAGE issued $75 million in principal amount of 11 5/8% senior notes due 2005 (the "1999 Offering").

   Business Acquisition. In April 1998, ORBIMAGE acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $5.0 million. TRIFID provides sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides ORBIMAGE with the technical personnel and production capability required to generate high-resolution imagery and derived products.

   Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. ORBIMAGE is performing under several long-term sales contracts to provide imagery products and receives contractual payments in advance of product delivery. In these circumstances, ORBIMAGE initially records deferred revenue for the total amount of the payment and recognizes revenue over the contractual delivery period. As of March 31, 1999, ORBIMAGE had approximately $30.0 million of deferred revenue related primarily to advance payments for OrbView-2 imagery.

   System Depreciation. ORBIMAGE depreciates its satellites over the design life of each satellite. ORBIMAGE is amortizing the cost of the OrbView-2 License over the design life of the OrbView-2 satellite. ORBIMAGE intends to amortize the cost of OrbView-3, OrbView-4 and the RadarSat-2 License over the design lives of the satellites, estimated to be five, five and seven years, respectively. ORBIMAGE depreciates the ground systems used to operate the satellites and collect, process and distribute imagery over the estimated lives of the assets, generally eight years. Depreciation begins when the satellites and ground systems are placed in service.

   Interest Expense. Interest on the senior notes together with amortization of debt discount, is capitalized as the historical costs of assets under construction, when appropriate. ORBIMAGE expects to capitalize a significant portion of its interest expense through 2001 as it completes construction of the OrbView-3 and OrbView-4 satellites and makes payments due under the RadarSat-2 License.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

   Revenues. Revenues for the three months ended March 31, 1998 and 1999 were approximately $2.4 million and $3.3 million, respectively. The increase in 1999 revenues was primarily due to the acquisition of TRIFID. Revenues during the three months ended March 31, 1999 included $0.6 million in sales generated from the image processing business acquired from TRIFID in April 1998.

   Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-1 satellite, the OrbView-2 License, and the related ground system. Satellite operating costs primarily consist of labor expenses. Direct expenses for the three months ended March 31, 1998 and 1999 were approximately $4.2 million and $4.0 million, respectively. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $1.0 million and $1.9 million for the three months ended March 31, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations.

   Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes issued pursuant to the 1998 Offering and the 1999 Offering, net of applicable capitalized interest. Interest income for the three months ended March 31, 1999 was approximately $0.9 million. Interest income was approximately $1.0 million for the three months ended March 31, 1998, which is net of interest expense of approximately $2.2 million. For the three months ended March 31, 1998 and 1999, capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system totaled $1.7 million and $4.7 million, respectively. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

   Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of approximately $1.7 million and $0.6 million for the three months ended March 31, 1998 and 1999, respectively. The tax benefits result from net operating losses generated during the period in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which had been previously deducted for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1999, ORBIMAGE had approximately $36.6 million of cash, cash equivalents and available-for-sale securities. On April 22, 1999, ORBIMAGE completed the 1999 Offering raising net proceeds of approximately $68.6 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering raising net proceeds of $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.6%. Out of the net proceeds of the two offerings, ORBIMAGE purchased approximately $39.0 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000. As of March 31, 1999, restricted held-to-maturity securities totaled $16.8 million.

   Operating activities provided cash of approximately $4.9 million and used cash of $8.8 million during the three months ended March 31, 1998 and 1999, respectively. The decrease in operating cash flow from 1998 to 1999 is primarily attributable to decreases in accounts payable and accrued expenses, and deferred revenue of $7.7 million and $2.2 million, respectively.

   Investing activities used cash of approximately $53.7 million and provided cash of $4.1 million for the three months ended March 31, 1998 and 1999, respectively. The increase in the cash provided by investing activities from 1998 to 1999 is attributable primarily to the purchase of the pledged securities and the net maturities (net of purchases) of available-for-sale securities, partially offset by increased capital expenditures. After completion of its private equity and debt financings in 1998 and 1999, ORBIMAGE invested the proceeds from the financings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities.

   Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the three months ended March 31, 1998 and 1999 were approximately $15.7 million and $18.2 million (excluding capitalized interest). The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems, is estimated to be approximately $285 million, which amount does not include contracts of approximately $31 million to be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of March 31, 1999, ORBIMAGE had incurred costs of approximately $241 million, excluding insurance.

   Through the third quarter of 2000, when OrbView-4 is expected to be launched, we expect to incur capital expenditures of approximately $90 million for the OrbView-3 and OrbView-4 satellites and the RadarSat-2 License. Of this amount, approximately $60 million will be used for the OrbView-3 and OrbView-4 satellites and $30 million will be used for the RadarSat-2 License. In total, ORBIMAGE's cost of the RadarSat-2 License will be approximately $60 million, which amount does not include approximately $140 million to be funded by the Canadian Space Agency ("CSA") through a contract with MDA. We expect to make installment payments on the RadarSat-2 License through the operational date of RadarSat-2, which we expect to be in early 2002. ORBIMAGE expects to fund future capital expenditures as well as negative cash flows from operating activities using the net proceeds of the recently completed 1999 Offering, together with available cash, cash equivalents and securities.

   ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures before the fourth quarter of 2000, when both OrbView-3 and OrbView-4 are expected to be operational. While ORBIMAGE believes it has sufficient resources to meet its requirements through that time, additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases or unanticipated expenses. We cannot assure you that additional capital will be available, if needed, on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so at least through mid-2000. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors. We cannot assure you that the market will accept our products and services.

"YEAR 2000" COMPLIANCE

   The year 2000 presents potential concerns for computer hardware and software applications. The consequences of this may include systems failures and business process interruption. The problem may exist for many kinds of software and hardware, including mainframes, mini computers, PCs and embedded systems.

   ORBIMAGE has completed an assessment of the potential Year 2000 issues for various financial, technical and operational computer-related systems. This assessment consisted of reviewing software code and hardware system components to determine whether a system failure or miscalculations causing disruption of operations could occur as a result of the system's inability to distinguish between the year 2000 and the year 1900. ORBIMAGE intends to correct any Year 2000 issues, or develop alternative "work-around" procedures that address the problem by June 1999. ORBIMAGE has also inquired of its primary vendor, Orbital, whether products and services provided by Orbital may be adversely affected by the Year 2000 issue. Orbital has informed ORBIMAGE that it has identified no material Year 2000 issues affecting its provision of administrative services. Orbital has substantially completed the awareness and assessment phases of its Year 2000 plan and intends to achieve a goal of Year 2000 readiness in mid-1999.

   Our largest customers are U.S. government agencies. If these agencies' systems are not Year 2000 compliant, payments they owe us could be delayed. A significant delay in payments could have a material impact on ORBIMAGE's financial results.

   ORBIMAGE does not currently anticipate that addressing Year 2000 problems for its internal systems will have a material impact on its operations or financial results. ORBIMAGE expects that it will spend no more than $500,000 on Year 2000 compliance. There can be, however, no assurance that costs associated with addressing Year 2000 issues will not be greater than anticipated, or that Year 2000 problems will be identified on a timely basis and that corrective actions undertaken by ORBIMAGE or its primary vendor will be completed before any Year

2000 problems occur. All costs, including the cost of internal personnel, outside consultants, systems replacements and other equipment, will be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with ORBIMAGE's capitalization policies. ORBIMAGE will develop contingency plans if it appears that it or its key supplier will not be Year 2000 compliant and the noncompliance is expected to have a material adverse impact on ORBIMAGE's operations.

OUTLOOK: ISSUES AND UNCERTAINTIES

   The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in some circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or verbal forward-looking statements, including statements contained in ORBIMAGE's filings with the Securities and Exchange Commission. All statements that address operating performance, events, or developments that ORBIMAGE expects or anticipates will occur in the future, including statements relating to ORBIMAGE's sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from information contained in ORBIMAGE's forward-looking statements.

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

   Our business plan depends upon:

        - the timely construction and deployment of OrbView-3, OrbView-4 and RadarSat-2 and development of the related ground systems; and

        - our ability to develop a customer base and distribution channels for our imagery products and services.

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

   Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $42.5 million through March 31, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the fourth quarter of 2000. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

   We believe that the net proceeds of the recently complete debt offering, together with cash on hand, expected cash flows from operations and advance payments from customers will be sufficient to fund our operations through the fourth quarter of 2000. We cannot assure you that we will generate sufficient cash from operations to pay for our anticipated capital expenditures, or that these expenditures will fall within our estimates. If we do not generate sufficient cash flow by the fourth quarter of 2000, or if our capital expenditures exceed our estimates, we would need additional capital.

   A significant portion of our capital requirements are related to developing, constructing and launching the OrbView satellites, constructing and activating the related U.S. ground systems and acquiring the RadarSat-2 License. While most of these costs are currently fixed under agreements with Orbital, we cannot assure you that these costs will not increase over time. For example, in December 1998, we agreed to cost increases of $17 million under our procurement agreement with Orbital. We will pay for launch and on-orbit insurance and technological assistance for OrbView-3, OrbView-4 and RadarSat-2 on a cost-plus or cost-reimbursable basis. Many factors outside our control influence the costs of these and other items and services, and we may need to raise more capital if any of these costs increase materially.

   We may also need to raise additional capital if, for example:

         - significant delays occur in deploying OrbView-3, OrbView-4 or RadarSat-2;

         - we do not enter into agreements with customers, value-added resellers or distributors for high-resolution imagery in the time frames or on the terms that we anticipate;

         - our estimated net operating deficit increases because we incur significant unanticipated expenses, such as costs for resolving satellite operational difficulties;

         - we have to modify all or part of OrbView-3 and OrbView-4 or ground system designs to meet changed or unanticipated market, regulatory or technical requirements; or

         - we decide to further expand our fleet of satellites or to acquire additional imagery distribution rights through licensing arrangements or otherwise.

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

SCHEDULE DELAYS -- DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

   We could experience delays in the commercial operation of OrbView-3, OrbView-4 and/or RadarSat-2 from a variety of causes, including:

         - delays in designing, constructing, integrating or testing the satellites, satellite components and related ground systems;

         - delayed or unsuccessful launches;

         - subcontractor or manufacturer delays;

         - delays in receiving the licenses necessary to construct and operate the satellite systems;

        - delays under our procurement agreement with Orbital, or delays under the CSA Contract, including delays by CSA in procuring a launch vehicle on a timely basis for RadarSat-2; or

        - other events beyond our control.

   The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997. We have also experienced slight delays in the production schedule of OrbView-3 and OrbView-4. Significant delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

   Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to or loss of a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 26 missions and has a greater than 90% success rate. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, or at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown three missions to date, all of which were successful. We expect CSA to provide a launch vehicle for RadarSat-2, which has not yet been identified. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2 or the failure of CSA to provide a launch vehicle for RadarSat-2 could negatively affect our business, financial condition, results of operations, our ability to deliver our products and services.

MARKET ACCEPTANCE -- WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES.

   Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by OrbView-3, OrbView-4 and RadarSat-2 to existing markets and new markets. High-resolution satellite imagery is not yet commercially available. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

   We cannot accurately predict whether our products and services will achieve market acceptance or whether the market will demand our products and services on terms we find acceptable. Market acceptance depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication and price of our imagery products and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services, particularly our high-resolution imagery products and services, delays in acceptance, or failure of certain markets to develop would negatively affect our business, financial condition and results of operations.

TECHNOLOGICAL AND IMPLEMENTATION RISKS -- WE CANNOT ASSURE YOU THAT OUR SATELLITES WILL OPERATE AS DESIGNED.

   The designs for OrbView-3 and OrbView-4 are complete, and the design for RadarSat-2 is in progress. These satellites' designs may require modifications to achieve the desired performance criteria, which could result in delays in satellite deployment. Each of these satellites will employ advanced technologies and sensors that will be subject to severe environmental stresses during launch or in space that could affect the satellites' performance. Employing advanced technologies is further complicated by the fact that the satellites will be in space. Hardware component problems in space could require premature satellite replacement, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite's performance.

   We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will operate successfully in space, or that each of these satellites will perform or continue operating throughout their expected design lives. Even if these satellites are launched and operated properly, minor technical flaws in the satellites' sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.

   We have not procured a spare high-resolution OrbView satellite, nor do we maintain an inventory of long lead-time parts for these satellites. If either OrbView-3 or OrbView-4 were to fail prematurely, we could experience significant delays while procuring the necessary spares or replacement parts to replace or repair the satellite. Procurement delays would negatively affect our business, results of operations and financial condition. In addition, we would be required to allocate, earlier than expected, additional capital expenditures to replace a satellite. We cannot assure you that we would have on hand, or be able to obtain in a timely manner, the necessary funds to cover accelerated replacement and repair costs of a satellite if it fails prematurely.

   We do not presently have plans to construct and launch a replacement satellite for OrbView-2 if it fails prematurely. Similarly, there is no provision for a replacement RadarSat-2 satellite in the event of a premature failure. Permanent loss of OrbView-2 or RadarSat-2 could adversely affect our operations and financial condition.

LIMITED LIFE OF SATELLITES -- SATELLITES HAVE LIMITED DESIGN LIVES AND ARE EXPENSIVE TO REPLACE.

   Satellites have limited useful lives. We determine a satellite's useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite's components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

    SATELLITE             EXPECTED DESIGN LIFE
--------------------------------------------------------

    OrbView-1     3 years (launched in April 1995),
                  although it continues to operate
    OrbView-2     7  1/2 years (launched in August
                  1997)
    OrbView-3     5 years
    OrbView-4     5 years
    RadarSat-2    7 years

   The expected design lives of these satellites are affected by a number of factors, including the quality of construction, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its expected design life. We expect the performance of each satellite to decline gradually near the end of its design life, although this has not yet happened with OrbView-1.

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

INSURANCE -- LIMITED INSURANCE MAY NOT COVER ALL RISKS OF LOSS.

   We maintain or expect to maintain the following insurance policies:

        - OrbView-1. OrbView-1 is not insured.

        - OrbView-2. We have a renewable on-orbit insurance policy for OrbView-2 to cover losses up to $12 million for its current operational year. We have not yet determined the amounts and types of coverage, if any, we will purchase for OrbView-2 in the future.

        - OrbView-3 and OrbView-4. The Indentures require us to maintain launch, on-orbit checkout and on-orbit operations insurance for OrbView-3 and OrbView-4. This insurance may not be sufficient to cover the cost of a replacement high-resolution satellite.

        - RadarSat-2. We will purchase up to $60 million of insurance coverage for the RadarSat-2 License against launch or on-orbit failure of the RadarSat-2 satellite. This insurance would allow us to recover our initial capital investment in the RadarSat-2 License, but would not be sufficient to cover additional business losses or the cost of a replacement radar satellite.

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

COMPETITION -- WE MAY BE UNABLE TO REPAY THE SENIOR NOTES IF WE DO NOT SUCCESSFULLY COMPETE IN THE REMOTE IMAGING INDUSTRY.

   Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these entities may have greater financial, personnel and other resources than we have. Our major potential competitors for high-resolution satellite imagery include:

         - Space Imaging EOSAT, which has announced plans to launch its first one-meter high-resolution satellite in mid-1999;

         - EarthWatch, which has announced plans to launch its one-meter high-resolution satellite in late 1999; and

        - West Indian Space, Ltd., which has announced plans to launch and operate the Earth Remote Observation System constellation of high-resolution commercial imaging satellites.

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

DEPENDENCE ON SUPPLIER -- DEPENDENCE ON ONE SUPPLIER COULD RESULT IN DELAYS IF THE SUPPLIER FAILS TO PERFORM, AND OUR RECOURSE AGAINST THE SUPPLIER IS LIMITED.

   We depend on one supplier, Orbital:

         - to design, develop and launch OrbView-3 and OrbView-4 and to construct the U.S. ground system for these satellites;

         - to design, develop and construct the RadarSat-2 satellite and the Canadian ground system; and

         - through its wholly owned subsidiary MDA, to operate RadarSat-2, and to receive, process, and archive RadarSat-2 imagery.

   We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on the RadarSat-2 License from Orbital's wholly owned subsidiary, MDA, to market the RadarSat-2 imagery. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by a procurement agreement between us and Orbital. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-3 and/or OrbView-4 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. We also rely on Orbital and MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of the high-resolution OrbView satellites or RadarSat-2.

   Under a services agreement with Orbital, Orbital has agreed to provide us with various administrative and operational functions on a cost reimbursable or cost-plus fee basis. These functions include on-orbit mission operations and anomaly resolution for OrbView-2, OrbView-3 and OrbView-4. If Orbital fails to perform its obligations under the services agreement, we may not be able to operate these satellites properly. The services agreement terminates for each OrbView satellite three years after the launch of each satellite. We cannot assure you that we will be able to renew the services agreement on favorable terms, or at all. In addition, a material adverse change in Orbital or its financial condition or the condition of one of its subcontractors could adversely affect Orbital's ability to perform under the procurement agreement or the services agreement. We have not identified any alternate providers. In any case, we can provide no assurance that an alternate provider would be available or, if available, would be available on terms favorable to us or to Orbital.

DEPENDENCE ON DISTRIBUTOR -- DEPENDENCE ON A SINGLE DISTRIBUTOR FOR RADARSAT-2 IMAGERY COULD RESULT IN MARKETING AND DISTRIBUTION DELAYS IF THE DISTRIBUTOR FAILS TO PERFORM.

   As of December 31, 1998, we acquired the RadarSat-2 License from MDA and granted MDA an exclusive unrestricted worldwide license, including the right to sublicense with our prior consent, to market and sell RadarSat-2 imagery. MDA will perform all RadarSat-2 marketing operations, subject to our supervision and approval. MDA's failure to successfully market RadarSat-2 imagery would have a material adverse effect on our ability to distribute and sell radar imagery, which would materially adversely affect our business.

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

   We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with your interests as a holder of the Notes. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement or the RadarSat-2 License.

   Orbital provides certain products and services to our direct competitors. Under our non-compete agreement with Orbital, which terminates on the earlier of June 30, 2003, the first anniversary of an initial public offering of our common stock or the occurrence of certain other events, Orbital cannot sell turn-key satellite optical imaging systems (i.e., satellite, sensors, launch vehicles and ground system) to anyone other than to ORBIMAGE. Orbital can, however, sell radar systems and components of optical systems to our current or future customers or competitors. For example, MDA has a contract to provide certain ground system work to EarthWatch relating to its planned one-meter satellite system. As a result of an acquisition, Orbital holds approximately a 4% equity interest in EarthWatch. We expect to compete directly with EarthWatch. MDA also holds an approximate 70% equity interest in Radarsat International Inc. ("RSI"), a company that markets imagery from the RadarSat-1 satellite. MDA has a contract to acquire the remaining shares of RSI. Although RadarSat-2 uses more advanced imaging technology than the technology employed by RadarSat-1, these two satellites have certain overlapping capabilities, making RSI a potential competitor.

GOVERNMENT REGULATION -- FAILURE TO OBTAIN REGULATORY APPROVALS COULD RESULT IN SERVICE INTERRUPTIONS.

   Domestic. Our business generally requires licenses from the U.S. Department of Commerce ("DoC") and the U.S. Federal Communications Commission ("FCC"). Our operation of OrbView-1 does not require such licenses because the only customer for OrbView-1 imagery is the U.S. government. Our DoC licenses to operate OrbView-2, OrbView-3 and OrbView-4 expire in 2004.

   We cannot assure you that the DoC will renew these licenses when they expire. If the DoC does not renew these licenses our business would be materially adversely affected.

   The DoC license for OrbView-4 imagery restricts the resolution for hyperspectral imagery sold commercially. The license also imposes certain limitations on our ability to process and distribute imagery outside of the United States. These limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations.

   While we do not believe a DoC license is required for RadarSat-2, and Orbital has informed us that it does not believe a DoC license will be required in connection with MDA's operation of RadarSat-2, DoC may impose a licensing requirement for RadarSat-2 in the future. If the DoC imposed a license requirement and we were not able to obtain a license on acceptable terms, our financial condition and results of operations would be materially adversely affected.

   Under the DoC licenses, the U.S. government can interrupt service during certain periods of national emergency. In addition, the Canadian government can interrupt RadarSat-2 service during certain periods of national emergency. The prospect of actual or threatened interruptions could adversely affect our ability to market our products to certain foreign distributors or end-users.

   We currently operate OrbView-2 under Orbital's renewal application for an experimental FCC license. We cannot assure you that the FCC will grant any future renewals. If the FCC does not renew this license, we would not be able to operate the OrbView-2 satellite in the United States.

   Our application with the FCC for a license to launch and operate the OrbView-3 and OrbView-4 satellites was granted in February 1999 and our applications to operate the associated ground systems were granted in May 1999. These licenses will expire in 10 years, but may be revoked for failure to comply with their terms or failure to meet certain construction and launch milestones.

   International. All satellite systems operating internationally must follow general international regulations and the specific laws of the countries in which satellite imagery is downlinked.

   The CSA has agreed to coordinate with the International Telecommunication Union to secure the necessary authorizations to operate the RadarSat-2 satellite in Canada and the FCC is undertaking the ITU coordination process on behalf of Orbview-3 and OrbView-4. The CSA's or the FCC's failure to obtain the necessary coordination in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

   Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery directly from the OrbView-2 satellite, the high-resolution OrbView satellites and RadarSat-2. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time remote imagery in those regions. Our inability to offer service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

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

   Export License. In connection with certain distributor agreements, we expect to supply our international customers with ground stations that enable these customers to downlink data directly from the high-resolution OrbView satellites. Exporting these ground stations may require that we obtain an export license from the DoC or the U.S. Department of State. Orbital also requires an export license from the Department of State in connection with the export of certain components of the RadarSat-2 satellite, which will be constructed by Orbital in the U.S. and delivered to MDA in Canada. If the DoC or the Department of State does not issue these export licenses, or if these licenses are significantly delayed, our financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH DISTRIBUTORS AND RESELLERS -- FOREIGN DISTRIBUTORS AND VALUE-ADDED RESELLERS MAY NOT EXPAND COMMERCIAL MARKETS.

   We will rely on foreign regional distributors to market and sell internationally a significant portion of our imagery from OrbView-3, OrbView-4 and RadarSat-2. We expect our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market and sell our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt.

   We intend to rely on value-added resellers to develop, market and sell our products and services to address certain target markets. If our value-added resellers fail to develop, market and sell OrbView products and services successfully, this failure would negatively affect our business, financial condition and results of operations, and our ability to service our debt.

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

   These risks are beyond our control and could have a material adverse effect on our business.

GOVERNMENT CONTRACTS -- WE DEPEND ON CONTRACTS WITH GOVERNMENT AGENCIES FOR A SUBSTANTIAL PORTION OF OUR REVENUES. GOVERNMENT AGENCIES CAN TERMINATE THEIR CONTRACTS AT ANY TIME.

   Revenues from government contracts accounted for approximately 76%, 95% and 94% of our revenues for 1996, 1997 and 1998, respectively. At December 31, 1998, contracts with U.S. government agencies constituted approximately 72% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with us or Orbital, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. Similarly, if the CSA terminates the CSA contract and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

CHANGE OF CONTROL -- THE HOLDERS OF SERIES A PREFERRED STOCK COULD TAKE CONTROL OF OUR BOARD OF DIRECTORS UPON CERTAIN EVENTS.

   We are a party to a stockholders' agreement with the holders of our Series A preferred stock. This stockholders' agreement and our charter contain provisions relating to the election of directors.

   Our charter permits the Series A holders to designate additional members to the board of directors and thus gain control of the board of directors if:

         - we fail to pay timely dividends or to repurchase the Series A preferred stock in somecircumstances; or

         - Orbital does not start the integration and testing of the OrbView-4 spacecraft by November 15, 1999. We may extend the date by 30 days under some circumstances.

   If the Series A holders designated these additional directors, the Series A directors would control our management and policies and could make decisions affecting the control of ORBIMAGE. These additional directors would serve until the event giving rise to their appointment has been resolved. Even without the appointment of these additional directors, the Series A holders have de facto control over certain corporate actions enumerated in the stockholders' agreement, because these actions require the approval of at least one of the Series A directors. These actions include the merger, consolidation, liquidation or sale of substantially all of our assets, the issuance of equity securities in certain circumstances, and the incurrence of certain indebtedness of more than $500,000.

FINANCING CHANGE OF CONTROL OFFER -- WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURES.

   Upon the occurrence of certain change of control events, we will be required to offer to repurchase all outstanding senior notes at a price equal to 101% of the principal amount and to offer to repurchase all of the outstanding Series A preferred stock, subject to the senior rights of the senior note holders. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases. If we are not able to make the required repurchases, we would be in default under the indentures governing the notes.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of March 31, 1999, ORBIMAGE had senior notes outstanding of $141.8 million with a fair value of $145.5 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

   As of March 31, 1999, held-to-maturity securities restricted for the payment of interest on the senior notes totaled $16.8 million. ORBIMAGE does not have any derivative financial instruments as of March 31, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

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

                                            ORBITAL IMAGING CORPORATION

DATED:  May 17 , 1999                By:  /s/ Gilbert D. Rye
            --                           ------------------
                                         Gilbert D. Rye, President
                                         and Chief Operating Officer

DATED:  May 17 , 1999                By:  /s/ Armand D. Mancini
            --                           ---------------------
                                         Armand D. Mancini, Vice President
                                         and Principal Financial Officer

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this report.

Exhibit Number                                   Description

3.1+                 Second Amended and Restated Certificate of Incorporation of
                     ORBIMAGE.

3.2+                 Bylaws of ORBIMAGE.

4.1                  Specimen certificate of 11 5/8% Series C Senior Note due 2005
                     (included in Exhibit 4.5 hereto).

4.2                  Specimen certificate of 11 5/8% Series D Senior Notes due 2005
                     (substantially in the same form as the certificate included in
                     Exhibit 4.5 hereto).

4.3+                 Indenture dated as of February 25, 1998, by and between ORBIMAGE and Marine Midland Bank, n/k/a HSBC Bank USA, as trustee for the 11
                     5/8% Senior Notes due 2005 of ORBIMAGE.

4.4++                Amended and Restated Stockholders' Agreement dated as of February
                     25, 1998, by and among ORBIMAGE, Orbital and the holders of Series
                     A preferred stock named therein.

4.5 Indenture dated as of April 22, 1999 by and between ORBIMAGE and HSBC Bank USA, f/k/a Marine Midland Bank, as trustee, for the 11 5/8% Senior Notes due 2005 of ORBIMAGE.

4.6                  Registration Rights Agreement dated as of April 22, 1999, by and among ORBIMAGE, Bear Stearns & Co. and Merrill Lynch & Co. as at
                     the initial purchasers.

4.7 Pledge Agreement dated as of April 22, 1999 by and between HSBC Bank USA, f/k/a Marine Midland Bank as collateral agent.

10.2+**              Amended and Restated Procurement Agreement dated February 26, 1998 by and between ORBIMAGE and Orbital.

10.3+ Amended and Restated Administrative Services Agreement dated December 31, 1997 by and between ORBIMAGE and Orbital.

10.4+                Non-Competition and Teaming Agreement dated as of May 8, 1997 by and between ORBIMAGE and Orbital.

10.5+                OrbView-2 License Agreement dated as of May 8, 1997 by and between
                     ORBIMAGE and Orbital.

10.6+**              Distributor License Agreement dated as of January 31, 1997, as amended from time to time, by and between ORBIMAGE and Samsung
                     Aerospace Industries, Ltd.

10.7+ Form of Indemnification Agreement between ORBIMAGE and its directors and officers.

10.8+                ORBIMAGE 1996 Stock Option Plan.

10.10*               RadarSat-2 Master Agreement dated as of December 31, 1998 by and among Orbital, MDA and ORBIMAGE.

10.11*               Hyperspectral Imaging Data Agreement dated December 31, 1998 by and between Orbital and ORBIMAGE.

10.12*               Amendment No. 1 to Amended and Restated ORBIMAGE System Procurement
                     Agreement dated as of December 31, 1998 by and between Orbital and
                     ORBIMAGE.

10.13                Purchase Agreement dated April 19, 1999 by and among ORBIMAGE, Bear
                     Stearns & Co. and Merrill Lynch & Co. as the initial purchasers.

10.14                Amendment No. 1 dated as of April 1, 1999 to the RadarSat-2 Master
                     Agreement dated as of December 31, 1998 by and among Orbital,
                     MacDonald Dettwiler and Associates Ltd. and ORBIMAGE.

11                   Statement re computation of loss per common share
                     (included in the notes to condensed consolidated financial statements).

27                   Financial Data Schedule.


+   Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-49583).

++  Incorporated by reference to Exhibit 4.9 to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-49583)

*   Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-1, as amended (Reg. No. 333-67697).

**  Confidential treatment was granted pursuant to Rule 406 under the Securities Act of 1933, in connection with ORBIMAGE's registration statement on Form S-4, as amended (Reg. No.
    333-49583).  Certain portions of the exhibit have been omitted.  The omitted portions of such exhibits have been separately filed with the Commission.


32