Form 10-K/A
period 1998-12-31
ORBITAL IMAGING CORP
filed 1999-06-14
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

       ANNUAL REPORT AMENDMENT NO. 1 PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

                                                                                YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
                                                          1994           1995            1996             1997            1998
                                                     -------------  --------------  --------------   --------------  --------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................................     $       --     $    4,567      $    1,055       $    2,062     $     11,663
Direct expenses...................................            800          7,998           4,320            6,312           15,215
                                                       ----------     ----------      ----------       ----------     ------------
Gross loss........................................           (800)        (3,431)         (3,265)          (4,250)          (3,552)
Selling, general and administrative
  expenses........................................          3,156          2,371           1,630            2,845            7,124
                                                       ----------     ----------      ----------       ----------     ------------
Loss from operations..............................         (3,956)        (5,802)         (4,895)          (7,095)         (10,676)
Interest income...................................             --             --              --            1,261            1,845
                                                       ----------     ----------      ----------       ----------     ------------
Loss before benefit for income taxes..............         (3,956)        (5,802)         (4,895)          (5,834)          (8,831)
Benefit for income taxes..........................             --             --              --           (1,752)          (3,312)
                                                       ----------     ----------      ----------       ----------     ------------
Net loss..........................................     $   (3,956)    $   (5,802)     $   (4,895)      $   (4,082)    $     (5,519)
                                                       ==========     ==========      ==========       ==========     ============
Loss per common share -- basic and diluted (1)....             --             --              --       $    (0.42)    $      (0.51)
OTHER DATA:
Capital expenditures..............................     $   13,832     $   18,989      $   12,617       $   49,029     $    108,541
EBITDA (2)........................................         (3,157)         1,975            (914)          (1,558)           2,448

                                                                                    DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                        1994           1995            1996             1997            1998
                                                    -----------    ------------    ------------     ------------    -------------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
  available-for-sale securities....                 $        --     $        --     $        --     $     22,220    $     59,483
Total assets.......................                      51,944          63,423          72,328          137,749         307,969
Long-term obligations (3)..........                          --              --              --               --         141,728
Preferred stock subject to
  repurchase.......................                          --              --              --           36,355          64,954
Stockholders' equity...............                      11,526          19,956          26,279           49,005          48,418

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and the loss per common share for the years ended December 31, 1994, 1995 and 1996 were not considered meaningful.

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

                                         ORBITAL IMAGING CORPORATION


DATED:   June 14, 1999              By:         /s/ DAVID W. THOMPSON
                                        -------------------------------------------------------
                                                David W. Thompson, Chairman of the Board and
                                                Chief Executive Officer

DATED:   June 14, 1999              By:         /s/ GILBERT D. RYE
                                        -------------------------------------------------------
                                                Gilbert D. Rye, President
                                                and Chief Operating Officer

DATED:   June 14, 1999              By:         /s/ ARMAND D. MANCINI
                                        -------------------------------------------------------
                                                Armand D. Mancini, Vice President
                                                and Chief Financial Officer

DATED:   June 14, 1999              By:         /s/ JAMES A. ABRAHAMSON
                                        -------------------------------------------------------
                                                James A. Abrahamson, Director

DATED:   June 14, 1999              By:         /s/ BRUCE W. FERGUSON
                                        -------------------------------------------------------
                                                Bruce W. Ferguson, Director

DATED:   June 14, 1999              By:         /s/ RICHARD REISS, JR.
                                        -------------------------------------------------------
                                                Richard Reiss, Jr., Director

DATED:   June 14, 1999              By:         /s/ WILLIAM W. SPRAGUE
                                        -------------------------------------------------------
                                                William W. Sprague, Director

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

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION
                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                               ------------------------------
                                                                                                    1997            1998
                                                                                               -------------   --------------

                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................    $     10,883    $     25,082
  Available-for-sale securities, at fair value..............................................          11,337          34,401
  Restricted held-to-maturity securities, at amortized cost.................................              --          16,724
  Receivables and other current assets, net of allowances of $0 and
     $165, respectively.....................................................................             134           3,199
                                                                                                ------------    ------------
       Total current assets.................................................................          22,354          79,406
Restricted held-to-maturity securities, at amortized cost...................................              --           7,813
Property, plant and equipment, at cost, less accumulated
  depreciation of $5,144 and $7,630, respectively...........................................          11,054          15,956
Satellites and related rights, at cost, less accumulated depreciation
  and amortization of $12,947 and $22,367, respectively.....................................         104,226         196,598
Other assets................................................................................             115           8,196
                                                                                                ------------    ------------
       Total assets.........................................................................    $    137,749    $    307,969
                                                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................................................    $      4,335    $     16,879
  Current portion of deferred revenue.......................................................           7,725           8,522
  Deferred tax liabilities..................................................................             468             580
                                                                                                ------------    ------------
       Total current liabilities............................................................          12,528          25,981
Senior notes................................................................................              --         141,620
Deferred revenue, net of current portion....................................................          29,667          23,698
Deferred tax liabilities....................................................................          10,194           3,190
Capitalized lease obligation, net of current portion........................................              --             108
                                                                                                ------------    ------------
       Total liabilities....................................................................          52,389         194,597

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
     2,000,000 shares authorized, 392,887 and 687,576
     shares issued and outstanding, respectively (liquidation value of $40,074 and $70,133,
     respectively)..........................................................................          36,355          64,954

Stockholders' equity:
  Common stock, par value $0.01; 75,000,000 shares authorized; 25,214,000 shares issued and
     outstanding............................................................................             252             252
  Additional paid-in-capital................................................................          75,285          87,541
  Accumulated deficit.......................................................................         (26,532)        (39,375)
                                                                                                ------------    ------------
       Total stockholders' equity...........................................................          49,005          48,418
                                                                                                ------------    ------------
          Total.............................................................................    $    137,749    $    307,969
                                                                                                ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     COMMON STOCK
                                           -------------------------------

                                               SHARES           AMOUNT
                                           --------------   --------------

BALANCE AS OF DECEMBER 31, 1995.........               --   $        --

Capital contributed.....................               --            --
Tax-sharing charge......................               --            --
Net loss................................               --            --
                                            -------------       -------

BALANCE AS OF DECEMBER 31, 1996.........               --            --

Shares issued to Orbital................       25,200,000           252
Shares issued to director...............           14,000            --
Preferred stock dividends paid in
  shares................................               --            --
Accrual of preferred stock dividends....               --            --
Tax-sharing charge......................               --            --
Net loss................................               --            --
                                            -------------       -------

BALANCE AS OF DECEMBER 31, 1997.........       25,214,000           252

Common stock warrants issued, net.......               --            --
Preferred stock dividends paid in
  shares................................               --            --
Accrual of preferred stock dividends....               --            --
Capital contributed.....................               --            --
Net loss................................               --            --
                                            -------------       -------

BALANCE AS OF DECEMBER 31, 1998.........       25,214,000       $   252
                                            =============       =======





                                            ADDITIONAL
                                              PAID-IN        ACCUMULATED
                                              CAPITAL          DEFICIT             TOTAL
                                          --------------   --------------     ---------------

BALANCE AS OF DECEMBER 31, 1995.........    $    34,703      $   (14,747)       $    19,956

Capital contributed.....................         13,625               --             13,625
Tax-sharing charge......................         (2,407)              --             (2,407)
Net loss................................             --           (4,895)            (4,895)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1996.........         45,921          (19,642)            26,279

Shares issued to Orbital................         31,066               --             31,318
Shares issued to director...............             50               --                 50
Preferred stock dividends paid in
  shares................................             --           (2,018)            (2,018)
Accrual of preferred stock dividends....             --             (790)              (790)
Tax-sharing charge......................         (1,752)              --             (1,752)
Net loss................................             --           (4,082)            (4,082)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1997.........         75,285          (26,532)            49,005

Common stock warrants issued, net.......          8,676               --              8,676
Preferred stock dividends paid in
  shares................................             --           (5,949)            (5,949)
Accrual of preferred stock dividends....             --           (1,375)            (1,375)
Capital contributed.....................          3,580               --              3,580
Net loss................................             --           (5,519)            (5,519)
                                            -----------      -----------        -----------

BALANCE AS OF DECEMBER 31, 1998.........    $    87,541      $   (39,375)       $    48,418
                                            ===========      ===========        ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           ORBITAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------------------
                                                                                  1996              1997               1998
                                                                            ---------------   ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................     $     (4,895)     $     (4,082)     $     (5,519)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation, amortization and other................................            3,981             5,541            13,124
     Deferred tax benefit................................................               --            (1,752)           (3,312)
  Changes in assets and liabilities:
     Increase in receivables and other current assets....................              150               (84)           (1,608)
     (Increase) decrease in other assets.................................             (419)              371               (17)
     Increase in accounts payable and accrued expenses...................               --             4,335            12,370
     Increase (decrease) in deferred revenue.............................              175             2,005            (5,172)
                                                                              ------------      ------------      ------------
       NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES.....................................................           (1,008)            6,334             9,866
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................          (12,617)          (49,029)         (108,541)
  Purchases of restricted held-to-maturity securities....................               --                --           (32,185)
  Purchases of available-for-sale securities.............................               --          (115,751)         (119,783)
  Maturities of restricted held-to-maturity securities...................               --                --             7,568
  Maturities of available-for-sale securities............................               --           102,442            60,905
  Sales of available-for-sale securities.................................               --             1,972            35,818
  Payment for business acquisition.......................................               --                --            (5,000)
                                                                              ------------      ------------      ------------
       NET CASH USED IN INVESTING ACTIVITIES.............................          (12,617)          (60,366)         (161,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of senior notes.............................               --                --           135,600
  Net proceeds from issuance of common stock warrants....................               --                --             8,676
  Net proceeds from issuance of preferred stock subject to repurchase....               --            33,547            21,275
  Net proceeds from issuance of common stock.............................               --            31,368                --
  Capital contributed....................................................           13,625                --                --
                                                                              ------------      ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES.........................           13,625            64,915           165,551
                                                                              ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................               --            10,883            14,199

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............................               --                --            10,883
                                                                              ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR...................................     $         --      $     10,883      $     25,082
                                                                              ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid............................................................     $         --      $         --      $      9,009
                                                                              ============      ============      ============
Non-cash items:
Capital contributed--tax basis adjustment................................               --                --      $      3,580
Capitalized lease obligation.............................................               --                --               223

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

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options are antidilutive for each year presented.

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

(7) LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the years ended December 31, 1997 and 1998 were as follows (in thousands, except share data):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                                 1997                 1998
                                                                          ------------------   -----------------

 Numerator for basic and diluted loss per common share:
   Net loss............................................................    $         (4,082)    $         (5,519)
   Preferred stock dividends...........................................              (2,808)              (7,324)
                                                                           ----------------     ----------------
 Loss available to common stockholders.................................    $         (6,890)    $        (12,843)
                                                                           ================     ================

 Denominator for basic loss per common share -- weighted average shares          16,431,854           25,214,000
 Effect of dilutive securities:
   Preferred stock subject to repurchase...............................           5,641,668           14,665,412
   Warrants............................................................                  --            1,312,746
   Stock options.......................................................             189,453              572,791
                                                                           ----------------     ----------------
 Denominator for diluted loss per common share -- adjusted weighted
   average shares assuming dilution....................................          22,262,975           41,764,949
                                                                           ================     ================
 Loss per common share -- basic and diluted (1)........................    $          (0.42)    $          (0.51)
                                                                           ================     =================

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

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
                                            ========

(14) PREFERRED STOCK SUBJECT TO REPURCHASE

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

Change of Control

     Although not redeemable at the option of the holders, we have certain obligations to our Series A holders upon a "change of control" as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

     -    the successful in-orbit checkout of OrbView-3,

     - the closing of an initial public offering that meets certain criteria, or

     - the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then we must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock. If the change of control occurs before the fourth anniversary of the initial 1997 sale of the Series A preferred stock, then we must also pay each Series A holder an amount equal to the dividends that would have accrued on such holder's shares of Series A preferred stock from the date of the change of control through the fourth anniversary of the initial 1997 sale of the Series A preferred stock.

The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1997 and 1998 (dollars in thousands):


                                                        SHARES          AMOUNT
                                                     -----------------------------
Balance as of December 31, 1996                               -        $       -

        Shares issued in private offering, net          372,705           33,547
        Preferred stock dividends paid in
          shares                                         20,182            2,018
        Accrual of preferred stock dividends                  -              790
                                                     -----------------------------

Balance as of December 31, 1997                         392,887           36,355

        Shares issued in private offerings, net         227,295           21,275
        Preferred stock dividends paid in
          shares                                         67,394            5,949
        Accrual of preferred stock dividends                  -            1,375
                                                     -----------------------------

Balance as of December 31, 1998                         687,576        $  64,954
                                                     =============================

There was no preferred stock subject to repurchase prior to December 31, 1996.

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

(18) RECLASSIFICATION

     Preferred stock and additional paid-in capital totaling $4,000 and $36.5 million, respectively, as of December 31, 1997, and $7,000 and $65.0 million, respectively, as of December 31, 1998, were reclassified from stockholders' equity to preferred stock subject to repurchase.

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