Form 10-Q/A
period 1999-03-31
ORBITAL IMAGING CORP
filed 1999-06-14
CIK 1040570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

      Quarterly Report Amendment No.1 Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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
                                                                        ====================       ====================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses                                        $ 16,879                    $ 9,165
      Current portion of deferred revenue                                             8,522                      8,393
      Deferred tax liabilities                                                          580                          -
                                                                        --------------------       --------------------
           Total current liabilities                                                 25,981                     17,558

Senior notes                                                                        141,620                    141,814
Deferred revenue, net of current portion                                             23,698                     21,607
Deferred tax liabilities                                                              3,190                      3,150
Capitalized lease obligation, net of current portion                                    108                         80
                                                                        --------------------       --------------------

      Total liabilities                                                             194,597                    184,209

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized;
           Series A 12% cumulative convertible, 2,000,000 shares
           authorized, 687,576 shares issued and outstanding,
           respectively (liquidation value of $70,133 and $72,196,
           respectively)                                                             64,954                     67,017

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding                                     252                        252
      Additional paid-in-capital                                                     87,541                     87,699
      Accumulated deficit                                                           (39,375)                   (42,471)
                                                                        --------------------       --------------------

      Total stockholders' equity                                                     48,418                     45,480
                                                                        --------------------       --------------------

      Total                                                                       $ 307,969                  $ 296,706
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

                          ORBITAL IMAGING CORPORATION
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited; In Thousands)

                                                                                  Three Months Ended March 31,
                                                                                      1998            1999
                                                                                  ------------     -----------

Cash flows from operating activities:
     Net loss                                                                      $       -        $ (1,033)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation, amortization and other                                   3,463           3,136
                Deferred tax benefit                                                  (1,716)           (620)
     Changes in assets and liabilities:
                Increase in receivables and other current assets                        (526)           (578)
                (Increase) decrease in other assets                                     (264)            256
                Increase (decrease) in accounts payable and accrued expenses           2,981          (7,715)
                Increase (decrease) in deferred revenue                                  942          (2,220)
                                                                                  ------------     -----------
     Net cash provided by (used in) operating activities                               4,880          (8,774)

Cash flows from investing activities:
     Capital expenditures                                                            (17,436)        (22,875)
     Purchases of held-to-maturity securities                                        (32,896)              -
     Purchases of available-for-sale securities                                       (9,801)         (7,350)
     Maturities of held-to-maturity securities                                             -           8,471
     Maturities of available-for-sale securities                                       5,400          21,458
     Sales of available-for-sale securities                                              999           4,386
                                                                                  ------------     -----------
     Net cash (used in) provided by investing activities                             (53,734)          4,090

Cash flows from financing activities:
     Net proceeds (costs) from issuance of long-term obligations                     136,576             (73)
     Repayment of capitalized lease obligation                                             -             (28)
     Net proceeds from issuance of common stock warrants                               8,690               -
     Net proceeds from issuance of preferred stock subject to
           repurchase                                                                 21,318               -
                                                                                  ------------     -----------
     Net cash provided by (used in) financing activities                             166,584            (101)
                                                                                  ------------     -----------

Increase (decrease) in cash and cash equivalents                                     117,730          (4,785)

Cash and cash equivalents, beginning of period                                        10,883          25,083
                                                                                  ------------     -----------
Cash and cash equivalents, end of period                                           $ 128,613        $ 20,298
                                                                                  ============     ===========

Supplemental cash flow information:
  Interest paid                                                                    $       -        $  8,719
                                                                                  ============     ===========

Non-cash item:
  Capitalized compensatory stock options                                           $       -        $    158
                                                                                  ============     ===========




     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                             COMMON STOCK        ADDITIONAL
                                                         ---------------------    PAID-IN       ACCUMULATED
                                                           SHARES      AMOUNT     CAPITAL         DEFICIT         TOTAL
                                                         ---------------------  -------------  --------------  ------------

Balance as of December 31, 1997                           25,214,000    $ 252      $  75,285     $ (26,532)     $  49,005

     Issuance of common stock warrants                             -        -          9,000             -          9,000
     Accrual of preferred stock dividends                          -        -          1,438        (1,438)             -
                                                         ---------------------  -------------  --------------  ------------

Balance as of March 31, 1998                              25,214,000    $ 252      $  85,723     $ (27,970)     $  58,005
                                                         =====================  =============  ==============  ============


Balance as of December 31, 1998                           25,214,000    $ 252      $  87,541     $ (39,375)     $  48,418

     Issuance of stock options                                     -        -            158             -            158
     Accrual of preferred stock dividends                          -        -              -        (2,063)        (2,063)
     Net loss                                                      -        -              -        (1,033)        (1,033)
                                                         ---------------------  -------------  --------------  ------------

Balance as of March 31, 1999                              25,214,000    $ 252      $  87,699     $ (42,471)     $  45,480
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

Reclassifications

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 financial statement presentation. Preferred stock and additional paid-in capital totaling $7,000 and $65 million, respectively, as of December 31, 1998 were reclassified from stockholders' equity to preferred stock subject to repurchase.

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
                                                              ===========        =========

(7)     PREFERRED STOCK SUBJECT TO REPURCHASE

The activity in the preferred stock subject to repurchase was as follows for the three months ended March 31, 1998 and 1999 (dollars in thousands):



                                                                 SHARES             AMOUNT
                                                             --------------------------------
Balance as of December 31, 1997                                     392,887     $      36,355

   Shares issued in private offering, net                           227,295            21,275
   Accrual of preferred stock dividends                                  -              1,438
                                                             --------------------------------
Balance as of March 31, 1998                                        620,182     $      59,068
                                                             ==============     =============

Balance as of December 31, 1998                                     687,576     $      64,954

   Accrual of preferred stock dividends                                  -              2,063
                                                             --------------------------------
Balance as of March 31, 1999                                        687,576     $      67,017
                                                             ==============     =============

(8)     SEGMENT INFORMATION

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

(9)     SUBSEQUENT EVENTS

   On April 22, 1999, ORBIMAGE completed a debt offering raising net proceeds of approximately $68.1 million. Out of the net proceeds of the offering, ORBIMAGE purchased approximately $7.4 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000.

   On April 26, 1999, ORBIMAGE granted 774,323 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $6.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 70,250 compensatory options that were issued to consultants totaling $0.2 million over the three-year vesting period of the options.

   On May 1, 1999, ORBIMAGE declared a preferred stock dividend of 41,256 shares payable in kind.

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

DATED: June 14 , 1999                By:  /s/ Gilbert D. Rye
            --                           ------------------
                                         Gilbert D. Rye, President
                                         and Chief Operating Officer

DATED: June 14 , 1999                By:  /s/ Armand D. Mancini
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