Form 10-Q
period 1999-06-30
ORBITAL IMAGING CORP
filed 1999-08-16
CIK 1040570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                                  JUNE 30, 1999


                           ORBITAL IMAGING CORPORATION


                         (COMMISSION FILE NO. 333-49583)


                DELAWARE                             54-1660268
       (STATE OF INCORPORATION)              (IRS IDENTIFICATION NUMBER)

       21700 ATLANTIC BOULEVARD
        DULLES, VIRGINIA 20166                      (703) 406-5000
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (TELEPHONE NUMBER)


     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes       No
                                   ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of August 10, 1999.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                        ASSETS

                                                                                                  DECEMBER 31,        JUNE 30,
                                                                                                      1998              1999
                                                                                                      ----              ----
Current assets:
   Cash and cash equivalents................................................................      $     25,082      $     70,785
   Available-for-sale securities, at fair value.............................................            34,401             9,526
   Restricted held-to-maturity securities, at amortized cost................................            16,724            24,196
   Receivables and other current assets, net................................................             3,199             2,555
                                                                                                  ------------      ------------
        Total current assets................................................................            79,406           107,062

Restricted held-to-maturity securities, at amortized cost...................................             7,813                 -
Property, plant and equipment, at cost, less accumulated
   depreciation of $7,360 and $9,092, respectively..........................................            15,956            29,647
Satellites and related rights, at cost, less accumulated
   depreciation and amortization of $22,367 and
   $26,670, respectively....................................................................           196,598           217,806
Other assets................................................................................             8,196            10,816
                                                                                                  ------------      ------------

   Total assets.............................................................................      $    307,969      $    365,331
                                                                                                  ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....................................................      $     16,879      $     12,336
   Current portion of deferred revenue......................................................             8,522             8,376
   Deferred tax liabilities.................................................................               580                 -
                                                                                                  ------------      ------------
        Total current liabilities...........................................................            25,981            20,712

Senior notes................................................................................           141,620           212,917
Deferred revenue, net of current portion....................................................            23,698            19,516
Deferred tax liabilities....................................................................             3,190             1,816
Capitalized lease obligation, net of current portion........................................               108                51
                                                                                                  ------------      ------------
   Total liabilities........................................................................           194,597           255,012


Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized;
     Series A 12% cumulative convertible, 2,000,000 shares authorized, 687,576 and
     728,832 shares issued and outstanding, respectively (liquidation value of $70,133
     and $74,341, respectively).............................................................            64,954            69,162

Stockholders' equity:
   Common stock, par value $0.01; 75,000,000 shares authorized;
        25,214,000 shares issued and outstanding............................................               252               252
   Additional paid-in-capital...............................................................            87,541            87,744
   Accumulated deficit......................................................................           (39,375)          (46,839)
                                                                                                  ------------      ------------

   Total stockholders' equity...............................................................            48,418            41,157
                                                                                                  ------------      ------------

   Total....................................................................................      $    307,969      $    365,331
                                                                                                  ============      ============

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------      -------------------------
                                                                  1998             1999             1998           1999
                                                                  ----             ----             ----           ----
Revenues....................................................   $    2,922      $    3,410       $    5,338     $    6,725

Direct expenses.............................................        3,904           4,330            8,093          8,354
                                                               ----------      ----------       ----------     ----------

Gross loss..................................................         (982)           (920)          (2,755)        (1,629)

Selling, general and administrative expenses................        2,241           2,826            3,228          4,719
                                                               ----------      ----------       ----------     ----------

Loss from operations........................................       (3,223)         (3,746)          (5,983)        (6,348)

Interest income, net of interest expense of $2,001,
  $998, $2,001 and $998, respectively.......................          256             189            1,300          1,138
                                                               ----------      ----------       ----------     ----------

Loss before benefit for income taxes........................       (2,967)         (3,557)          (4,683)        (5,210)

Benefit for income taxes....................................       (1,454)         (1,334)          (3,170)        (1,954)
                                                               ----------      ----------       ----------     ----------

Net loss....................................................   $   (1,513)     $   (2,223)      $   (1,513)    $   (3,256)
                                                               ===========     ==========       ===========    ==========


Loss per common share - basic and assuming dilution.........   $    (0.14)     $    (0.17)      $    (0.19)    $    (0.30)
Loss available to common stockholders.......................   $   (3,429)     $   (4,369)      $   (4,867)    $   (7,464)

Weighted average shares outstanding:
    Basic...................................................   25,214,000      25,214,000       25,214,000     25,214,000
    Assuming dilution.......................................   42,436,807      44,632,885       40,140,265     44,304,568

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                  -------------------------
                                                                                                   1998               1999
                                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................       $     (1,513)        $    (3,256)
  Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
             Depreciation, amortization and other....................................              6,873               6,460
             Deferred tax benefit....................................................             (3,170)             (1,954)
  Changes in assets and liabilities:
             Increase in receivables and other current assets........................             (1,366)             (1,058)
             (Increase) decrease in other assets.....................................               (393)                225
             Increase (decrease) in accounts payable and accrued expenses............             12,608              (4,544)
             Decrease in deferred revenue............................................             (1,036)             (4,328)
                                                                                            -------------        ------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................................             12,003              (8,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................................            (41,802)            (40,460)
  Purchases of restricted held-to-maturity securities................................            (32,896)             (7,306)
  Purchases of available-for-sale securities.........................................            (71,165)            (10,908)
  Maturities of restricted held-to-maturity securities...............................                  -               8,471
  Maturities of available-for-sale securities........................................             15,400              30,458
  Sales of available-for-sale securities.............................................                999               5,877
  Payment for business acquisition                                                                (4,000)                  -
                                                                                            -------------        -----------
  NET CASH USED IN INVESTING ACTIVITIES..............................................           (133,464)            (13,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term obligations................................            136,150              68,082
  Repayment of capitalized lease obligation..........................................                  -                 (57)
  Net proceeds from issuance of common stock warrants................................              8,690                   -
  Net proceeds from issuance of preferred stock subject to repurchase................             21,295                   -
                                                                                            ------------         -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES..........................................            166,135              68,025
                                                                                            ------------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS................................................             44,674              45,702

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................................             10,883              25,083
                                                                                            ------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................       $     55,557         $    70,785
                                                                                            ============         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid......................................................................       $          -         $     8,719
                                                                                            ============         ===========

Non-cash item:
 Capitalized compensatory stock options..............................................       $          -         $       203
                                                                                            ============         ===========

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                             COMMON STOCK           ADDITIONAL
                                                             ------------            PAID-IN       ACCUMULATED
                                                       SHARES            AMOUNT      CAPITAL         DEFICIT          TOTAL
                                                       ------            ------      -------         -------          -----
BALANCE AS OF DECEMBER 31, 1997..............         25,214,000        $   252     $   75,285    $    (26,532)    $   49,005

  Issuance of common stock warrants..........                  -              -          9,000               -          9,000
  Preferred stock dividends paid in shares...                  -              -              -          (2,847)        (2,847)
  Accrual of preferred stock dividends.......                  -              -              -          (1,297)        (1,297)
  Net loss...................................                  -              -              -          (1,513)        (1,513)
                                                    ------------        -------     ----------    ------------     ----------

BALANCE AS OF JUNE 30, 1998..................         25,214,000        $   252     $   84,285    $    (32,189)    $   52,348
                                                    ============        =======     ==========    ============     ==========


BALANCE AS OF DECEMBER 31, 1998..............         25,214,000        $   252     $   87,541    $    (39,375)    $   48,418

  Issuance of stock options..................                  -              -            203               -            203
  Preferred stock dividends paid in shares...                  -              -              -          (2,750)        (2,750)
  Accrual of preferred stock dividends.......                  -              -              -          (1,458)        (1,458)
  Net loss...................................                  -              -              -          (3,256)        (3,256)
                                                    ------------        -------     ----------    ------------     ----------

BALANCE AS OF JUNE 30, 1999..................         25,214,000        $   252     $   87,744    $    (46,839)    $   41,157
                                                    ============        =======     ==========    ============     ==========

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1998, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

(3)  INTEREST CAPITALIZATION

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. Capitalized interest totaled $2.5 million and $5.4 million for the three months ended June 30, 1998 and 1999, respectively and $4.2 million and $10.1 million for the six months ended June 30, 1998 and 1999, respectively.

(4)  RELATED PARTY TRANSACTIONS

     Orbital Sciences Corporation ("Orbital") is ORBIMAGE's majority stockholder. ORBIMAGE incurred and capitalized costs of approximately $21.4 million and $10.1 million for the three months ended June 30, 1998 and 1999, respectively, and $36.9 million and $26.5 million for the six months ended June 30, 1998 and 1999, respectively, under a procurement contract with Orbital for the purchase of various satellites and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.6 million and $0.7 million for the three months ended June 30, 1998 and 1999, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 1998 and 1999, respectively, under an administrative services agreement with Orbital.

(5)  COMPREHENSIVE INCOME (LOSS)

     For the six months ended June 30, 1998 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).

(6)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the three months and six months ended June 30, 1998 and 1999 were as follows (in thousands, except share data):


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 ------------------             ----------------
                                                                      JUNE 30,                      JUNE 30,
                                                                      --------                      --------
                                                                1998          1999           1998             1999
                                                                ----          ----           ----             ----
Numerator for basic and diluted loss per
 common share:
 Net loss..............................................    $   (1,513)    $   (2,223)     $   (1,513)     $   (3,256)
 Preferred stock dividends.............................        (1,916)        (2,146)         (3,354)         (4,208)
                                                           ----------     ----------      ----------      ----------
Loss available to common stockholders..................    $   (3,429)    $   (4,369)     $   (4,867)     $   (7,464)
                                                           ==========     ==========      ==========      ==========
Denominator for basic loss per common
 share -- weighted average shares......................    25,214,000     25,214,000      25,214,000      25,214,000
Effect of dilutive securities:
 Preferred stock.......................................    15,330,143     17,151,825      13,446,275      16,822,061
 Warrants..............................................     1,312,746      1,312,746         913,845       1,312,746
 Stock options.........................................       579,918        954,214         566,145         955,661
                                                           ----------     ----------      ----------      ----------

Denominator for diluted loss per common share -
 - adjusted weighted average shares assuming
   dilution............................................    42,436,807     44,632,785      40,140,265      44,304,468
                                                           ==========     ==========      ==========      ==========
Loss per common share -- basic and diluted.............        $(0.14)        $(0.17)         $(0.19)         $(0.30)
                                                               ======         ======          ======          ======

(7)  SENIOR NOTES

     On April 22, 1999, ORBIMAGE completed a debt offering raising net proceeds of approximately $68.1 million. Out of the net proceeds of the offering, ORBIMAGE purchased approximately $7.4 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000.

(8)  PREFERRED STOCK SUBJECT TO REPURCHASE

     The activity in the preferred stock subject to repurchase was as follows for the six months ended June 30, 1998 and 1999 (dollars in thousands):


                                                                              SHARES         AMOUNT
                                                                              ------         ------
               BALANCE AS OF DECEMBER 31, 1997.........................       392,887     $    36,355
                Shares issued in private offering, net.................       227,295          21,275
                Preferred stock dividends paid in shares...............        28,471           2,057
                Accrual of preferred stock dividends...................             -           1,297
                                                                            ---------     -----------
               BALANCE AS OF JUNE 30, 1998.............................       648,653     $    60,984
                                                                            =========     ===========

               BALANCE AS OF DECEMBER 31, 1998.........................       687,576     $    64,954
                Preferred stock dividends paid in shares...............        41,256           2,750
                Accrual of preferred stock dividends...................             -           1,458
                                                                            ---------     -----------
               BALANCE AS OF JUNE 30, 1999.............................       728,832     $    69,162
                                                                            =========     ===========

(9)  STOCK OPTION PLAN

     Effective April 26, 1999, ORBIMAGE granted 774,323 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $6.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 70,250 compensatory options that were issued to consultants totaling $0.2 million over the three-year vesting period of the options.

(10) SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the six months ended June 30, 1998 and 1999.

     ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.4 million and $2.3 million, for the three months ended June 30, 1998 and 1999, respectively, and $4.8 million and $4.7 million for the six months ended June 30, 1998 and 1999, respectively, representing approximately 82%, 69%, 89% and 71%, respectively, of total revenues recognized during those periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ORBIMAGE operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), ORBIMAGE has acquired the exclusive worldwide rights to market and sell imagery from the RadarSat-2 satellite (the "RadarSat-2 License") and has in turn granted these rights to MDA. MDA will own and operate RadarSat-2 and provide operations, data reception, processing, archiving, marketing and distribution services to ORBIMAGE. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services.

     ORBIMAGE expects OrbView-3 to be operational in the third quarter of 2000, OrbView-4 to be operational in the first quarter of 2001 and RadarSat-2 to be operational in early 2002.

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

     Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the payments under these contracts and recognizes revenue over the contractual delivery period. As of June 30, 1999, ORBIMAGE had approximately $27.9 million of deferred revenue related primarily to advance payments for OrbView-2 imagery.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

     Revenues. Revenues were $2.9 million and $3.4 million for the three months ended June 30, 1998 and 1999, respectively, and $5.3 million and $6.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase in 1999 revenues was primarily due to the acquisition of TRIFID. Revenues during the three months and six months ended June 30, 1999 included $0.6 million and $1.1 million, respectively in sales generated from the image processing business acquired from TRIFID in April 1998.

     Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-1 satellite, the OrbView-2 License, and the related ground systems. Direct satellite operating costs primarily consist of labor expenses. Direct expenses were $3.9 million and $4.3 million for the three months ended June 30, 1998 and 1999, respectively, and $8.1 million and $8.4 million for the six months ended June 30, 1998 and 1999, respectively. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were $2.2 million and $2.8 million for the three months ended June 30, 1998 and 1999, respectively, and $3.2 million and $4.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations, including the acquisition of TRIFID.

     Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes, net of applicable capitalized interest. Interest income was $0.3 million and $0.2 million for the three months ended June 30, 1998 and 1999, respectively, which is net of interest expense of $2.0 million and $1.0 million, respectively. Interest income was $1.3 million and $1.1 million for the six months ended June 30, 1998 and 1999, respectively, which is net of interest expense of approximately $2.0 million and $1.0 million, respectively. Capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system totaled $2.5 million and $5.4 million for the three months ended June 30, 1998 and 1999, respectively, and $4.2 million and $10.1 million for the six months ended June 30, 1998 and 1999, respectively. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

     Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of $1.5 million and $1.3 million for the three months ended June 30, 1998 and 1999, respectively, and $3.2 million and $2.0 million for the six months ended June 30, 1998 and 1999, respectively. The tax benefits result from net operating losses generated during the period in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which had been previously deducted for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, ORBIMAGE had approximately $80.3 million of cash, cash equivalents and available-for-sale securities. On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising net proceeds of $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.6%. Out of the net proceeds of the two offerings, ORBIMAGE purchased approximately $39.0 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000. As of June 30, 1999, restricted held-to-maturity securities totaled $24.2 million.

     Operating activities provided cash of approximately $12.0 million and used cash of $8.4 million during the six months ended June 30, 1998 and 1999, respectively. The decrease in operating cash flow from 1998 to 1999 is primarily attributable to decreases in accounts payable and accrued expenses, and deferred revenue of $17.2 million and $3.3 million, respectively.

     Investing activities used cash of approximately $133.5 million and provided cash of $13.9 million for the six months ended June 30, 1998 and 1999, respectively. The increase in the cash provided by investing activities from 1998 to 1999 is attributable primarily to the purchase of the pledged securities and the net maturities (net of purchases) of available-for-sale securities, partially offset by increased capital expenditures. After completion of the 1998 Offering and the 1999 Offering, ORBIMAGE invested the proceeds from the offerings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities.

     Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the six months ended June 30, 1998 and 1999 were approximately $41.8 million and $40.5 million, respectively. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems, is estimated to be approximately $285 million, which amount does not include approximately $31 million to be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of June 30, 1999, ORBIMAGE had incurred costs of approximately $251 million, excluding insurance.

     Through the first quarter of 2001, when OrbView-4 is expected to be operational, we expect to incur additional capital expenditures of approximately $64 million for the OrbView-3 and OrbView-4 satellites and the RadarSat-2 License. Of this amount, approximately $34 million will be used for the OrbView-3 and OrbView-4 satellites and $30 million will be used for the RadarSat-2 License. In total, ORBIMAGE's cost for the RadarSat-2 License will be approximately $60 million, which amount does not include approximately $140 million in construction costs to be funded by the Canadian Space Agency ("CSA") through a contract with MDA. We expect to make installment payments on the RadarSat-2 License through the operational date of RadarSat-2, which we expect to be in early 2002. ORBIMAGE expects to fund future capital expenditures as well as negative cash flows from operating activities using the net proceeds of the 1999 Offering, together with available cash, cash equivalents and securities.

     ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures before the first quarter of 2001, when both OrbView-3 and OrbView-4 are expected to be operational. While ORBIMAGE believes it has sufficient resources to meet its requirements through the first quarter of 2001, additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases or unanticipated expenses. We cannot assure you that additional capital will be available, if needed, on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so at least through 2000. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors. We cannot assure you that the market will accept our products and services.

"YEAR 2000" COMPLIANCE

     The year 2000 presents potential concerns for computer hardware and software applications. The consequences of this may include systems failures and business process interruption. The problem may exist for many kinds of software and hardware, including mainframes, minicomputers, PCs and embedded systems.

     ORBIMAGE has completed an assessment of the potential Year 2000 issues for various financial, technical and operational computer-related systems. This assessment consisted of reviewing software code and hardware system components to determine whether a system failure or miscalculations causing disruption of operations could occur as a result of the system's inability to distinguish between the year 2000 and the year 1900. ORBIMAGE intends to correct any Year 2000 issues, or develop alternative "work-around" procedures that address the problem, by September 1999. ORBIMAGE has also inquired of its primary vendor, Orbital, whether products and services provided by Orbital may be adversely affected by the Year 2000 issue. Orbital has informed ORBIMAGE that it has identified no material Year 2000 issues affecting its provision of administrative services. Orbital has substantially completed the awareness and assessment phases of its Year 2000 plan and intends to achieve a goal of Year 2000 readiness by September 1999.

     Our largest customers are U.S. government agencies. If these agencies' systems are not Year 2000 compliant, payments they owe us could be delayed. A significant delay in payments could have a material impact on ORBIMAGE's financial results.

     ORBIMAGE does not currently anticipate that addressing Year 2000 problems for its internal systems will have a material impact on its operations or financial results. ORBIMAGE expects that it will spend no more than $500,000 on Year 2000 compliance. There can be, however, no assurance that costs associated with addressing Year 2000 issues will not be greater than anticipated, or that Year 2000 problems will be identified on a timely basis and that corrective actions undertaken by ORBIMAGE or its primary vendor will be completed before any Year 2000 problems occur. All costs, including the cost of internal personnel, outside consultants, systems replacements and other equipment, have been and will continue to be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with ORBIMAGE's capitalization policies. ORBIMAGE will develop contingency plans if it appears that it or its key supplier will not be Year 2000 compliant and the noncompliance is expected to have a material adverse impact on ORBIMAGE's operations.

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

     Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $46.8 million through June 30, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the first quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

     We believe that the net proceeds of the 1999 Offering, together with cash on hand, expected cash flows from operations and advance payments from customers will be sufficient to fund our operations through the first quarter of 2001. We cannot assure you that we will generate sufficient cash from operations to pay for our anticipated capital expenditures, or that these expenditures will fall within our estimates. If we do not generate sufficient cash flow by the first quarter of 2001, or if our capital expenditures exceed our estimates, we would need additional capital.

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

     If these or other events occur, we cannot assure you that we could raise additional capital on favorable terms, on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of OrbView-3, OrbView-4 or RadarSat-2.

SCHEDULE DELAYS -- DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

     We could experience delays in the commercial operation of OrbView-3, OrbView-4 and/or RadarSat-2 from a variety of causes, including:

     - delays in designing, constructing, integrating or testing the satellites, satellite components and related ground systems;

     -    delayed or unsuccessful launches;

     -    subcontractor or manufacturer delays;

     - delays in receiving, or restrictions on, the licenses necessary to construct and operate the satellite systems, including delays in obtaining, or restrictions on, Orbital's export license for the RadarSat-2 satellite bus and/or technical data and defense services relating thereto;

     - delays under our procurement agreement with Orbital, or delays under the CSA Contract, including delays by CSA in procuring a launch vehicle on a timely basis for RadarSat-2; or

     -    other events beyond our control.

     The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997. We have also experienced delays in the production schedule of OrbView-3 and OrbView-4, including production schedule delays, which resulted in the recent delay in the launch dates of OrbView-3 and OrbView-4 to the second quarter of 2000 and fourth quarter of 2000, respectively. Significant delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

     Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to or loss of a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 27 missions and has a success rate of approximately 90%. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, or at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown three missions to date, all of which were successful. We expect CSA to provide a launch vehicle for RadarSat-2, which has not yet been identified. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2 or the failure of CSA to provide a launch vehicle for RadarSat-2 could negatively affect our business, financial condition, results of operations, our ability to deliver our products and services and service our debt.

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

LIMITED LIFE OF SATELLITES -- SATELLITES HAVE LIMITED DESIGN LIVES AND ARE EXPENSIVE TO REPLACE.

     Satellites have limited useful lives. We determine a satellite's useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite's components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

                SATELLITE                     EXPECTED DESIGN LIFE
                ---------                     --------------------
                OrbView-1             3 years (launched in April 1995),
                                      although it continues to operate
                OrbView-2             7 1/2 years (launched in August 1997)
                OrbView-3             5 years
                OrbView-4             5 years
                RadarSat-2            7 years

     The expected design lives of these satellites are affected by a number of factors, including the quality of construction, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its expected design life. We expect the performance of each satellite to decline gradually near the end of its design life.

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

       - OrbView-3 and OrbView-4. The senior note indentures require us to maintain launch, on-orbit checkout and on-orbit operations insurance for OrbView-3 and OrbView-4. This insurance may not be sufficient to cover the cost of a replacement high-resolution satellite.

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

COMPETITION -- WE MAY BE UNABLE TO REPAY THE SENIOR NOTES IF WE DO NOT SUCCESSFULLY COMPETE IN THE REMOTE IMAGING INDUSTRY.

     Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these entities may have greater financial, personnel and other resources than we have. Our major potential competitors for high-resolution satellite imagery include:

       - Space Imaging EOSAT, which is expected to launch its second one-meter high-resolution satellite in September 1999. Its first one-meter high resolution satellite launch failed in May 1999.

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

       - to design, develop and construct the RadarSat-2 satellite bus and the Canadian ground system; and

       - through its wholly owned subsidiary MDA, to integrate and operate RadarSat-2, and to receive, process, and archive RadarSat-2 imagery.

     We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on MDA to market the RadarSat-2 imagery pursuant to a sublicense of our exclusive marketing rights under the RadarSat-2 License. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by a procurement agreement between Orbital and us. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-3 and/or OrbView-4 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. We also rely on Orbital and MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of OrbView-3, OrbView-4 or RadarSat-2.

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

     Orbital owns approximately 54% of our outstanding voting stock on a fully diluted basis. Certain of our executive officers and directors are also employees and/or directors of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital.

Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

     We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement or the RadarSat-2 License.

     Orbital provides certain products and services to our direct competitors. Under our non-compete agreement with Orbital, which terminates on the earlier of June 30, 2003, the first anniversary of an initial public offering of our common stock or the occurrence of certain other events, Orbital cannot sell turn-key satellite optical imaging systems (i.e., satellite, sensors, launch vehicles and ground system) to anyone other than to ORBIMAGE. Orbital can, however, sell radar systems and components of optical systems to our current or future customers or competitors. For example, MDA has a contract to provide certain ground system work to EarthWatch relating to its planned one-meter satellite system. As a result of an acquisition, Orbital holds approximately a 4% equity interest in EarthWatch. We expect to compete directly with EarthWatch. MDA also owns 100% of the capital stock of Radarsat International Inc. ("RSI"), a company that markets imagery from the RadarSat-1 satellite. Although RadarSat-2 uses more advanced imaging technology than the technology employed by RadarSat-1, these two satellites have certain overlapping capabilities, making RSI a potential competitor.

GOVERNMENT REGULATION -- FAILURE TO OBTAIN REGULATORY APPROVALS COULD RESULT IN SERVICE INTERRUPTIONS.

Domestic. Our business generally requires licenses from the U.S. Department of Commerce ("DoC") and the U.S. Federal Communications Commission ("FCC"). Our operation of OrbView-1 does not require these licenses because the only customer for OrbView-1 imagery is the U.S. government. Our DoC licenses to operate OrbView-2, OrbView-3 and OrbView-4 expire in 2004. We cannot assure you that the DoC will renew these licenses when they expire. If the DoC does not renew these licenses our business would be materially adversely affected.

     The DoC license for OrbView-4 hyperspectral imagery restricts the resolution for OrbView-4 hyperspectral imagery sold commercially and restricts our ability to process and distribute imagery outside of the United States. These resolution restrictions and other limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations. ORBIMAGE has appealed for a relaxation of the terms of the OrbView-4 hyperspectral license. We cannot assure you that we will prevail in our appeal.

     While we do not believe that we require a DoC license to function as a RadarSat-2 distributor, and Orbital has informed us that it does not believe a DoC license should be required for MDA's operation of RadarSat-2, the DoC may impose a licensing requirement for RadarSat-2 in the future. If the DoC imposed a license requirement and we could not obtain a license on acceptable terms, our financial condition and results of operations would be materially adversely affected.

     The DoC licenses provide that the U.S. government can interrupt service during periods of national emergency. Actual or threatened interruptions could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with international customers for high-resolution optical imagery. These reviews could delay or prohibit us from executing these agreements. Canada does not currently have licensing requirements similar to the DoC's requirements, but has proposed legislation which would regulate the ownership and operation of remote sensing satellites. Currently, the Canadian government can interrupt RadarSat-2 service during certain periods of national emergency.

     We currently operate OrbView-2 under Orbital's renewal application for an experimental FCC license. We cannot assure you that the FCC will grant any future renewals. If the FCC does not renew this license, we would not be able to operate the OrbView-2 satellite in the United States.

     Our application with the FCC for a license to launch and operate OrbView-3 and OrbView-4 was granted in February 1999 and our applications to operate the associated ground systems were granted in May 1999. These licenses will expire in 10 years, but may be revoked for failure to comply with their terms or failure to meet certain construction and launch milestones.

     International. All satellite systems operating internationally must follow general international regulations and the specific laws of the countries in which satellite imagery is downlinked.

     The CSA has agreed to coordinate with the International Telecommunication Union to secure the necessary authorizations to operate RadarSat-2 in Canada and the FCC is undertaking the ITU coordination process on behalf of Orbview-3 and OrbView-4. The CSA's or the FCC's failure to obtain the necessary coordination in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

     Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery directly from OrbView-2, OrbView-3, OrbView-4 and RadarSat-2. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time OrbView or RadarSat-2 imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

     Launch license. Commercial U.S. space launches require licenses from the U.S. Department of Transportation ("DoT"). Under our procurement agreement with Orbital, Orbital must ensure that the appropriate DoT commercial launch licenses are in place for the OrbView-3 and OrbView-4 launches. We cannot assure you that Orbital will continue to be successful in its efforts to obtain the necessary licenses or regulatory approvals. Orbital's inability to secure necessary licenses or approvals could delay launches. Delays could harm our business, financial condition and results of operations and our ability to service our debt.

     Export License. In connection with certain distributor agreements, we expect to supply our international customers with ground stations that enable these customers to downlink data directly from OrbView-3 and OrbView-4. Exporting these ground stations may require that we obtain an export license from the DoC or the U.S. Department of State. Orbital also requires an export license from the State Department in connection with the export of the RadarSat-2 satellite bus that Orbital will construct in the U.S. and deliver to MDA in Canada. The United States and Canadian governments are in discussions regarding possible restrictions on the grant of Orbital's U.S. export license for the RadarSat-2 satellite bus and/or technical data and defense services relating thereto. If the DoC or the State Department does not issue these export licenses, or if these licenses are significantly delayed, or if restrictions are imposed on these licenses, our financial condition and results of operations could be materially adversely affected.

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

       - deterioration of once-friendly relations between the United States and a particular foreign country;

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

     Revenues from government contracts accounted for approximately 76%, 95%, 94% and 85% of our revenues for 1996, 1997, 1998 and for the six months ended June 30, 1999, respectively. As of June 30, 1999, contracts with U.S. government agencies constituted approximately 44% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. Similarly, if the CSA terminates the CSA contract and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

CHANGE OF CONTROL -- THE HOLDERS OF SERIES A PREFERRED STOCK COULD TAKE CONTROL OF OUR BOARD OF DIRECTORS UPON THE OCCURRENCE OF CERTAIN EVENTS.

     We are a party to a stockholders' agreement with the holders of our Series A preferred stock. This stockholders' agreement and our charter contain provisions relating to the election of directors.

     Our charter permits the Series A holders to designate additional members to the board of directors and thus gain control of the board of directors if:

       - we fail to pay timely dividends or to repurchase the Series A preferred stock in some circumstances; or

       - Orbital does not start the integration and testing of the OrbView-4 spacecraft by November 15, 1999. We may extend this date by 30 days under some circumstances.

     If the Series A holders designated these additional directors, the Series A directors would control our management and policies and could make decisions affecting the control of ORBIMAGE. These additional directors would serve until the event giving rise to their appointment has been resolved. Even without the appointment of these additional directors, the Series A holders have de facto control over certain corporate actions enumerated in the stockholders' agreement, because these actions require the approval of at least one of the Series A directors. These actions include the merger, consolidation, liquidation or sale of all or substantially all of our assets, the issuance of equity securities in certain circumstances, and the incurrence of certain indebtedness of more than $500,000.

FINANCING CHANGE OF CONTROL OFFER -- WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE SENIOR
NOTE INDENTURES.

     Upon the occurrence of certain change of control events, we will be required to offer to repurchase all outstanding senior notes at a price equal to 101% of the principal amount and to offer to repurchase all of the outstanding Series A preferred stock, subject to the senior rights of the senior note holders. It is possible that we will not have sufficient funds at the time of the change of control to make the required repurchases. If we are not able to make the required repurchases, we would be in default under the senior note indentures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 1999, ORBIMAGE had senior notes outstanding of $212.9 million with a fair value of $204.8 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

     As of June 30, 1999, held-to-maturity securities restricted for the payment of interest on the senior notes totaled $24.2 million. ORBIMAGE does not have any derivative financial instruments as of June 30, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities, totaling $9.5 million as of June 30, 1999, subject ORBIMAGE's financial position to interest rate risk, which is not considered to be material.

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

     (b) Reports on Form 8-K

     On April 15, 1999, ORBIMAGE filed Form 8-K to announce the 1999 Offering.

     On April 29, 1999, ORBIMAGE filed Form 8-K to announce the resignation of its accountants.

     On May 14, 1999, ORBIMAGE filed Form 8-K/A to amend the Form 8-K announcing the resignation of its accountants.

     On June 10, 1999, ORBIMAGE filed Form 8-K/A to amend the previously filed Form 8-K/A announcing the change in accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORBITAL IMAGING CORPORATION

DATED: August 16, 1999                    By:  /s/ Gilbert D. Rye
                                               ------------------
                                         Gilbert D. Rye, President
                                           and Chief Operating Officer

DATED: August 16, 1999                    By:  /s/ Armand D. Mancini
                                               ---------------------
                                         Armand D. Mancini, Vice President
                                           and Principal Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

                          EXHIBIT NUMBER                                          DESCRIPTION
                        ------------------------------------------------------------------------------------------------------
                                  3.1+           Second Amended and Restated Certificate of Incorporation of ORBIMAGE.

                                  3.2+           Bylaws of ORBIMAGE.

                                  4.1+++         Specimen certificate of 11 5/8% Series C Senior Note due 2005.

                                  4.2+++         Specimen certificate of 11 5/8% Series D Senior Notes due 2005.

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

                                  4.5+++         Indenture dated as of April 22, 1999 by and between ORBIMAGE and HSBC
                                                 Bank USA, f/k/a Marine Midland Bank, as trustee, for the 11 5/8%
                                                 Senior Notes due 2005 of ORBIMAGE.

                                  4.6+++         Registration Rights Agreement dated as of April 22, 1999, by and among
                                                 ORBIMAGE, Bear Stearns & Co. and Merrill Lynch & Co. as the initial purchasers.

                                  4.7+++         Pledge Agreement dated as of April 22, 1999 by and between HSBC Bank
                                                 USA, f/k/a Marine Midland Bank as collateral agent.

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

                                 10.13+++       Purchase Agreement dated April 19, 1999 by and among ORBIMAGE, Bear Stearns
                                                & Co. and Merrill Lynch & Co. as the initial purchasers.

                                 10.14+++       Amendment No. 1 dated as of April 1, 1999 to the RadarSat-2 Master Agreement dated as of December 31, 1998 by and among Orbital, MDA and ORBIMAGE.

                                 10.15**        ORBIMAGE Distribution Agreement dated March 18, 1999 by and between ORBIMAGE and
                                                NTT Data Corporation.
                                 10.16**        ORBIMAGE Distribution Agreement dated February 8, 1999 by and between ORBIMAGE and Geographic Information Services and Technology Transfer NetCorp, Inc.

                                 10.17**        Amendment No. 1 dated as of March 17, 1999 to the Distribution Agreement dated
                                                February 8, 1999 by and among ORBIMAGE, GIS Technology Transfer NetCorp, Inc.
                                                and GTT NetCorp., Inc.
                                 10.18**        ORBIMAGE Ground Stations Contract No. OGS-99-02-01 dated as of May 26, 1999 by and between ORBIMAGE and MacDonald, Dettwiler and Associates Ltd.

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

++ Incorporated by reference to Exhibit 4.9 to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-49583).

+++ Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-80035).

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