Form 10-Q
period 1999-09-30
ORBITAL IMAGING CORP
filed 1999-11-15
CIK 1040570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of November 10, 1999.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS
                                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                                            1998              1999
                                                                                            ----              ----
Current assets:
      Cash and cash equivalents..................................................        $   25,082        $   21,751
      Available-for-sale securities, at fair value...............................            34,401            35,796
      Restricted held-to-maturity securities, at amortized cost..................            16,724            12,810
      Receivables and other current assets, net..................................             3,199             5,123
                                                                                         ----------        ----------
           Total current assets..................................................            79,406            75,480

Restricted held-to-maturity securities, at amortized cost........................             7,813                 -
Property, plant and equipment, at cost, less accumulated
      depreciation of $7,360 and $9,888, respectively............................            15,956            30,938
Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $22,367 and
      $28,821, respectively......................................................           196,598           239,064
Other assets.....................................................................             8,196            10,610
                                                                                         ----------        ----------

      Total assets...............................................................        $  307,969        $  356,092
                                                                                         ==========        ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses......................................        $   16,879        $    5,919
      Current portion of deferred revenue........................................             8,522             9,530
      Deferred tax liabilities...................................................               580                 -
                                                                                         ----------        ----------
           Total current liabilities.............................................            25,981            15,449

Senior notes.....................................................................           141,620           213,340
Deferred revenue, net of current portion.........................................            23,698            17,425
Deferred tax liabilities.........................................................             3,190               951
Capitalized lease obligation, net of current portion.............................               108                 -
                                                                                         ----------        ----------
      Total liabilities..........................................................           194,597           247,165

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 687,576 and 728,832 shares issued and outstanding, respectively
    (liquidation
    value of $70,133 and $76,527, respectively)..................................            64,954            71,349

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding..............................               252               252
      Additional paid-in-capital.................................................            87,541            87,794
      Accumulated deficit........................................................           (39,375)          (50,468)
                                                                                         ----------        ----------

      Total stockholders' equity.................................................            48,418            37,578
                                                                                         ----------        ----------

      Total......................................................................        $  307,969        $  356,092
                                                                                         ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                        THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------          -------------------------------
                                                              1998             1999                    1998                1999
                                                          -----------        ---------             -----------          ---------

Revenues..................................................$     3,209        $   6,410             $     8,547          $  13,135

Direct expenses...........................................      3,505            5,830                  11,597             14,183
                                                          -----------        ---------             -----------          ---------

Gross profit (loss).......................................       (296)             580                  (3,050)            (1,048)

Selling, general and administrative expenses..............      2,007            3,467                   5,235              8,187
                                                          -----------        ---------             -----------          ---------

Loss from operations......................................     (2,303)          (2,887)                 (8,285)            (9,235)

Interest income (expense), net of interest expense
   of $2,156, $688, $4,157 and $1,686, respectively.......       (149)             580                   1,151              1,718
                                                          ------------       ---------             -----------          ---------

Loss before benefit for income taxes......................     (2,452)          (2,307)                 (7,134)            (7,517)

Benefit for income taxes..................................       (322)            (865)                 (3,492)            (2,819)
                                                          -----------        ---------             -----------          ---------

Net loss..................................................$    (2,130)       $  (1,442)            $    (3,642)         $  (4,698)
                                                          ============       =========             ============         =========

Loss per common share - basic and assuming dilution.......$     (0.16)       $   (0.14)            $     (0.35)         $   (0.44)
Loss available to common stockholders.....................$    (4,076)       $  (3,628)            $    (8,942)         $ (11,093)

Weighted average shares outstanding:
    Basic.................................................25,214,000         25,214,000             25,214,000          25,214,000
    Assuming dilution.....................................42,661,580         44,957,889             40,989,938          44,525,215





     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                       1998                1999
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..............................................................         $   (3,642)         $   (4,698)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation, amortization and other.......................              9,714              10,057
                Deferred tax benefit.......................................             (3,492)             (2,819)
     Changes in assets and liabilities:
                Increase in receivables and other current assets...........               (655)             (1,827)
                (Increase) decrease in other assets........................               (315)                101
                Increase (decrease) in accounts payable and accrued expenses            22,275             (10,960)
                Decrease in deferred revenue...............................             (3,152)             (5,265)
                                                                                    -----------         -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................             20,733             (15,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..................................................            (89,702)            (65,917)
     Purchases of restricted held-to-maturity securities...................            (32,184)             (7,306)
     Purchases of available-for-sale securities............................            (94,968)            (34,020)
     Maturities of restricted held-to-maturity securities..................              7,568              19,691
     Maturities of available-for-sale securities...........................             52,472              25,800
     Sales of available-for-sale securities................................             26,842               5,878
     Payment for business acquisition                                                   (5,000)                  -
                                                                                    -----------         ----------
     NET CASH USED IN INVESTING ACTIVITIES.................................           (134,972)            (55,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term obligations...................            136,152              68,062
     Repayment of capitalized lease obligation.............................                  -                (108)
     Net proceeds from issuance of common stock warrants...................              8,690                   -
     Net proceeds from issuance of preferred stock subject to repurchase...             21,274                   -
                                                                                    ----------          ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.............................            166,116              67,954
                                                                                    ----------          ----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS..........................             51,877              (3,332)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................             10,883              25,083
                                                                                    ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................         $   62,760          $   21,751
                                                                                    ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................................         $    9,009          $    8,735
                                                                                    ==========          ==========

Non-cash item:
  Capitalized compensatory stock options...................................         $        -          $      253
                                                                                    ==========          ==========





     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                         COMMON STOCK                 ADDITIONAL
                                                        --------------                PAID-IN           ACCUMULATED
                                                  SHARES             AMOUNT            CAPITAL             DEFICIT        TOTAL
                                                  ------             ------            -------             -------        -----

BALANCE AS OF DECEMBER 31, 1997...........       25,214,000           $ 252            $  75,285         $ (26,532)     $  49,005

     Issuance of common stock warrants....                -               -                8,690                 -          8,690
     Preferred stock dividends paid in
      shares..............................                -               -                    -            (2,847)        (2,847)
     Accrual of preferred stock dividends.                -               -                    -            (3,243)        (3,243)
     Net loss.............................                -               -                    -            (3,642)        (3,642)
                                                -----------           -----            ---------         ---------      ---------

BALANCE AS OF SEPTEMBER 30, 1998..........       25,214,000           $ 252            $  83,975         $ (36,264)     $  47,963
                                                ===========           =====            =========         =========      =========


BALANCE AS OF DECEMBER 31, 1998...........       25,214,000           $ 252            $  87,541         $ (39,375)     $  48,418

     Issuance of stock options............                -               -                  253                 -            253
     Preferred stock dividends paid in
      shares..............................                -               -                    -            (2,751)        (2,751)
     Accrual of preferred stock dividends.                -               -                    -            (3,644)        (3,644)
     Net loss.............................                -               -                    -            (4,698)        (4,698)
                                                -----------           -----            ---------         ---------      ---------

BALANCE AS OF SEPTEMBER 30, 1999..........       25,214,000           $ 252            $  87,794         $ (50,468)     $  37,578
                                                ===========           =====            =========         =========      =========



     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

(1)     BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1998, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

    We will refer to Orbital Imaging Corporation as "ORBIMAGE."

    ORBIMAGE's current auditors, PricewaterhouseCoopers LLP, have identified an issue regarding whether the Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature as a result of the difference in the conversion price of the preferred stock and conversion price of warrants issued concurrently with such preferred stock. The difference between the conversion prices of the preferred stock and the warrants may be construed as a deemed dividend to the holders of the preferred stock, and as a result, the Company's basic and diluted net loss per common share for the year ended December 31, 1998, which was reported as $(.51), would be estimated to be $(1.09). This continues to be a matter of discussion among the Company and its outside auditors. The prior years were audited by ORBIMAGE's former auditors, KPMG LLP. KPMG LLP has not responded with respect to these questions and the effect of a change, if any, to ORBIMAGE's financial statements has not yet been determined.

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

    ORBIMAGE recognizes revenue on the contracts to construct OrbView-3 and OrbView-4 distributor ground stations using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

(3)  INTEREST CAPITALIZATION

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. Capitalized interest totaled $2.7 million and $6.5 million for the three months ended September 30, 1998 and 1999, respectively, and $6.9 million and $16.6 million for the nine months ended September 30, 1998 and 1999, respectively.

(4)  RELATED PARTY TRANSACTIONS

     Orbital Sciences Corporation ("Orbital") is ORBIMAGE's majority stockholder. ORBIMAGE incurred and capitalized costs of approximately $44.5 million and $16.8 million for the three months ended September 30, 1998 and 1999, respectively, and $81.3 million and $44.4 million for the nine months ended September 30, 1998 and 1999, respectively, under contracts with Orbital for the purchase of various satellites, licenses and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.6 million and $0.6 million for the three months ended September 30, 1998 and 1999, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 1998 and 1999, respectively, under an administrative services agreement with Orbital.

(5)  COMPREHENSIVE INCOME (LOSS)

     For the nine months ended September 30, 1998 and 1999, there were no material differences between net loss as reported and comprehensive income
(loss).

(6)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the three months and nine months ended September 30, 1998 and 1999 were as follows (in thousands, except share data):

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    ------------------                  -----------------
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      -------------                       -------------
                                                                  1998              1999              1998             1999
                                                                  ----              ----              ----             ----
Numerator for basic and diluted loss per common share:
   Net loss...............................................  $      (2,130)    $      (1,442)    $      (3,642)    $      (4,698)
   Preferred stock dividends..............................         (1,946)           (2,186)           (5,300)           (6,395)
                                                            -------------     -------------     -------------     -------------
Loss available to common stockholders.....................  $      (4,076)    $      (3,628)    $      (8,942)    $     (11,093)
                                                            =============     =============     =============     =============
Denominator for basic loss per common
   share -- weighted average shares.......................     25,214,000        25,214,000        25,214,000        25,214,000
Effect of dilutive securities:
   Preferred stock........................................     15,555,228        17,477,986        14,156,984        17,043,105
   Warrants...............................................      1,312,746         1,312,746         1,048,273         1,312,746
   Stock options..........................................        579,606           953,157           570,681           955,364
                                                            -------------     -------------     -------------     -------------

Denominator for diluted loss per common share -- adjusted
   weighted average shares assuming dilution..............     42,661,580        44,957,889        40,989,938        44,525,215
                                                            =============     =============     =============     =============
Loss per common share -- basic and diluted................        $(0.16)           $(0.14)           $(0.35)           $(0.44)
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

(8)    PREFERRED STOCK SUBJECT TO REPURCHASE

    The activity in the preferred stock subject to repurchase was as follows for the nine months ended September 30, 1998 and 1999 (dollars in thousands):

                                                             SHARES           AMOUNT
                                                             ------           ------
BALANCE AS OF DECEMBER 31, 1997.......................         392,887    $     36,355
   Shares issued in private offering, net.............         227,295          21,275
   Preferred stock dividends paid in shares...........          28,471           2,057
   Accrual of preferred stock dividends...............               -           3,243
                                                          ------------    ------------
BALANCE AS OF SEPTEMBER 30, 1998......................         648,653    $     62,930
                                                          ============    ============

BALANCE AS OF DECEMBER 31, 1998.......................         687,576    $     64,954
   Preferred stock dividends paid in shares...........          41,256           2,751
   Accrual of preferred stock dividends...............               -           3,644
                                                          ------------    ------------
BALANCE AS OF SEPTEMBER 30, 1999......................         728,832    $     71,349
                                                          ============    ============

(9)    STOCK OPTION PLAN

     Effective April 26, 1999 and September 13, 1999, ORBIMAGE granted 774,323 and 15,500 options to purchase shares of common stock, respectively, to employees, directors and consultants. The stock options were granted with an exercise price of $6.25 and generally vest in one-third increments over a three-year period.

(10)     SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the nine months ended September 30, 1998 and 1999.

     ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.4 million and $2.4 million, for the three months ended September 30, 1998 and 1999, respectively, and $7.2 million and $7.1 million for the nine months ended September 30, 1998 and 1999, respectively, representing approximately 75%, 38%, 84% and 54%, respectively, of total revenues recognized during those periods.

(11)    SUBSEQUENT EVENTS

    On October 26, 1999, ORBIMAGE entered into a stock purchase agreement with Orbital, which provides for Orbital to purchase up to 2,500,000 shares of common stock for a price of $10 per share in minimum $5 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10 million. Orbital's commitment to purchase common shares is subject to obtaining a third party consent. If Orbital does not receive the necessary consent prior to December 31, 1999, Orbital has agreed to defer invoicing ORBIMAGE for the first $25 million incurred on or after January 1, 2000 under (a) the OrbView satellite procurement agreement and (b) the license agreement among ORBIMAGE, Orbital and Orbital's wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA") granting ORBIMAGE exclusive worldwide rights to market and sell imagery from the RadarSat-2 satellite (the "RadarSat-2 License"), until: 1) the required third party consent is obtained; or 2) twelve months following the commencement of commercial operations of either OrbView-3 or OrbView-4, whichever occurs first.

    On October 26, 1999, ORBIMAGE, Orbital and MDA amended the RadarSat-2 License, pursuant to which amendment ORBIMAGE agreed to pay in October 1999 a $15 million payment that would have otherwise been due in 2000.

    On November 1, 1999, ORBIMAGE declared a preferred stock dividend of 43,729 shares payable in kind.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Orbital Imaging Corporation ("ORBIMAGE") operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital Sciences Corporation ("Orbital") to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its wholly owned Canadian subsidiary, MacDonald, Dettwiler and Associates, Ltd. ("MDA"), ORBIMAGE has acquired the exclusive worldwide rights to market and sell imagery from the RadarSat-2 satellite (the "RadarSat-2 License") and has in turn granted these rights to MDA. MDA will own and operate RadarSat-2 and provide operations, data reception, processing, archiving, marketing and distribution services to ORBIMAGE. RadarSat International, Inc. ("RSI"), a wholly-owned subsidiary of MDA, has also appointed ORBIMAGE as a non-exclusive distributor of RadarSat-1 satellite imagery in the United States. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services.

     ORBIMAGE expects OrbView-3 to be operational in the third quarter of 2000, OrbView-4 to be operational in the first quarter of 2001 and RadarSat-2 to be operational in the second quarter of 2002.

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

     Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors and sales of ground stations to distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the advance payments under these contracts and recognizes revenue over the contractual delivery period. ORBIMAGE recognizes revenue on the contracts to construct OrbView-3 and OrbView-4 distributor ground stations using the percentage-of-completion method of accounting. As of September 30, 1999, ORBIMAGE had approximately $27.0 million of deferred revenue related primarily to advance payments for OrbView-2 imagery.

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

     Interest Expense. In April 1999, ORBIMAGE issued $75 million in principal amount of 11 5/8% senior notes due 2005 (the "1999 Offering"). In February 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisting of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. Interest on the senior notes, together with amortization of debt discount, is capitalized as the historical costs of assets under construction, when appropriate. ORBIMAGE expects to capitalize a significant portion of its interest expense through 2001 as it completes construction of the OrbView-3 and OrbView-4 satellites and makes payments due under the RadarSat-2 License.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

     Revenues. Revenues were $3.2 million and $6.4 million for the three months ended September 30, 1998 and

1999, respectively, and $8.5 million and $13.1 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in 1999 revenues was due to work completed on the construction of OrbView-3 and OrbView-4 distributor ground stations, the acquisition of TRIFID and increased sales of OrbView-2 and aerial imagery products.

     Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-1 satellite, the OrbView-2 License, the related ground systems and the costs of constructing the OrbView-3 and OrbView-4 distributor ground stations. Direct satellite operating costs primarily consist of labor expenses. Direct expenses were $3.5 million and $5.8 million for the three months ended September 30, 1998 and 1999, respectively, and $11.6 million and $14.2 million for the nine months ended September 30, 1998 and 1999, respectively. For the three and nine months ended September 30, 1999, direct expenses from the construction of the OrbView-3 and OrbView-4 distributor ground stations totaled $1.6 million. There were no such direct expenses in 1998. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were $2.0 million and $3.5 million for the three months ended September 30, 1998 and 1999, respectively, and $5.2 million and $8.2 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations. Additionally, for the nine months ended September 30, 1999, $0.8 million of the increase in SG&A expenses related to the acquisition of TRIFID.

     Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes, net of applicable capitalized interest. Interest income (expense) was $(0.1) million and $0.6 million for the three months ended September 30, 1998 and 1999, respectively, which is net of interest expense of $2.2 million and $0.7 million, respectively. Interest income was $1.2 million and $3.4 million for the nine months ended September 30, 1998 and 1999, respectively, which is net of interest expense of approximately $4.2 million and $1.7 million, respectively. Capitalized interest in connection with the construction of satellites and the related ground system totaled $2.7 million and $6.5 million for the three months ended September 30, 1998 and 1999, respectively, and $6.9 million and $16.6 million for the nine months ended September 30, 1998 and 1999, respectively. The 1999 periods also include the capitalization of interest in connection with the RadarSat-2 License. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

     Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of $0.3 million and $0.9 million for the three months ended September 30, 1998 and 1999, respectively, and $3.5 million and $2.8 million for the nine months ended September 30, 1998 and 1999, respectively. The tax benefits result from net operating losses generated during the period in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which had been previously deducted for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, ORBIMAGE had approximately $57.5 million of cash, cash equivalents and available-for-sale securities. In October 1999, ORBIMAGE paid Orbital a $15 million installment in connection with the license fee for the RadarSat-2 License.

    On October 26, 1999, ORBIMAGE entered into a stock purchase agreement with Orbital, which provides for Orbital to purchase up to 2,500,000 shares of common stock for a price of $10 per share (the "Orbital Investment") in minimum $5 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10 million. Orbital's commitment to purchase common shares is subject to obtaining a third party consent. If Orbital does not receive the necessary consent prior to December 31, 1999, Orbital has agreed to defer invoicing ORBIMAGE for the first $25 million incurred on or after January 1, 2000 under the procurement agreement and the RadarSat-2 License until: 1) the required third party consent is obtained; or 2) twelve months following the commencement of commercial operations of either OrbView-3 or OrbView-4, whichever occurs first.

     On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising net proceeds of $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.7%. Out of the net proceeds of the two offerings, ORBIMAGE purchased approximately $39.0 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000. As of September 30, 1999, restricted held-to-maturity securities totaled $12.8 million.

     Operating activities provided cash of approximately $20.7 million and used cash of $15.4 million during the nine months ended September 30, 1998 and 1999, respectively. The decrease in operating cash flow from 1998 to 1999 is primarily attributable to decreases in accounts payable and accrued expenses, and deferred revenue of $11.0 million and $5.3 million, respectively.

     Investing activities used cash of approximately $135.0 million and provided cash of $55.9 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in the cash provided by investing activities from 1998 to 1999 is attributable primarily to the purchase of the pledged securities and the net maturities (net of purchases) of available-for-sale securities, partially offset by increased capital expenditures. After completion of the 1998 Offering and the 1999 Offering, ORBIMAGE invested the proceeds from the offerings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities.

     Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the nine months ended September 30, 1998 and 1999 were approximately $89.7 million and $65.9 million, respectively. Capital expenditures during the nine months ended September 30, 1999 also included a $15 million payment for the RadarSat-2 License. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License, the RadarSat-2 License and the related U.S. ground systems, is estimated to be approximately $345 million, which amount does not include approximately $31 million to be funded by the U.S. Air Force through a contract with Orbital or $140 million to be funded by the Canadian Space Agency ("CSA") through a contract with MDA. Of this amount, as of September 30, 1999, ORBIMAGE had incurred costs of approximately $268.8 million, excluding insurance.

     Through the first quarter of 2001, when OrbView-4 is expected to be operational, we expect to incur additional capital expenditures of approximately $51.2 million for the OrbView-3 and OrbView-4 satellites and the RadarSat-2 License. Of this amount, approximately $21.2 million will be used for the OrbView-3 and OrbView-4 satellites and $30 million will be used for the RadarSat-2 License. In total, ORBIMAGE's cost for the RadarSat-2 License will be approximately $60 million. We expect to make installment payments on the RadarSat-2 License through the operational date of RadarSat-2, which we expect to be in the second quarter of 2002. ORBIMAGE expects to fund future capital expenditures as well as negative cash flows from operating activities using the net proceeds of the 1999 Offering, together with available cash, cash equivalents and securities, and the proceeds from the Orbital Investment.

     ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures before the first quarter of 2001, when both OrbView-3 and OrbView-4 are expected to be operational. While ORBIMAGE believes it has sufficient resources to meet its requirements through the first quarter of 2001, additional funding may be necessary in the event of further OrbView-3 or OrbView-4 launch delays, cost increases or unanticipated expenses. We cannot assure you that additional capital will be available, if needed, on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so at least through 2001. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors. We cannot assure you that the market will accept our products and services.

"YEAR 2000" COMPLIANCE

     The year 2000 presents potential concerns for computer hardware and software applications. The consequences of this may include systems failures and business process interruption. The problem may exist for many kinds of software and hardware, including mainframes, minicomputers, PCs and embedded systems.

     ORBIMAGE has completed an assessment of the potential Year 2000 issues for various financial, technical and operational computer-related systems. This assessment consisted of reviewing software code and hardware system components to determine whether a system failure or miscalculations causing disruption of operations could occur as a result of the system's inability to distinguish between the year 2000 and the year 1900. ORBIMAGE intends to correct any Year 2000 issues, or develop alternative "work-around" procedures that address the problem, by December 1999. ORBIMAGE has also inquired of its primary vendor, Orbital, whether products and services provided by Orbital may be adversely affected by the Year 2000 issue. Orbital has informed ORBIMAGE that it has identified no material Year 2000 issues affecting its provision of products and administrative services. Orbital has substantially completed its plan to prepare for Year 2000 issues, including renovation work and validation testing with respect to critical systems, and intends to achieve a goal of Year 2000 readiness by December 1999.

     Our largest customers are U.S. government agencies. If these agencies' systems are not Year 2000 compliant, payments they owe us could be delayed. A significant delay in payments could have a material impact on ORBIMAGE's financial results.

     ORBIMAGE does not currently anticipate that addressing Year 2000 problems for its internal systems will have a material impact on its operations or financial results. ORBIMAGE has spent approximately $0.1 million on Year 2000 compliance and does not anticipate incurring substantial costs above that amount. There can be, however, no assurance that costs associated with addressing Year 2000 issues will not be greater than anticipated, or that Year 2000 problems will be identified on a timely basis and that corrective actions undertaken by ORBIMAGE or its primary vendor will be completed before any Year 2000 problems occur. All costs, including the cost of internal personnel, outside consultants, systems replacements and other equipment, have been and will continue to be expensed as incurred, except for long-lived assets, which will be capitalized in accordance with ORBIMAGE's capitalization policies. ORBIMAGE has developed contingency plans if it appears that it or its key supplier will not be Year 2000 compliant and the noncompliance is expected to have a material adverse impact on ORBIMAGE's operations.

OUTLOOK: ISSUES AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in some circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or verbal forward-looking statements, including statements contained in ORBIMAGE's filings with the Securities and Exchange Commission. All statements that address operating performance, events, or developments that ORBIMAGE expects or anticipates will occur in the future, including statements relating to ORBIMAGE's sales and earnings growth, capital expenditures or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from information contained in ORBIMAGE's forward-looking statements.

LIMITED HISTORY OF OPERATIONS AND NET LOSSES -- GIVEN OUR LIMITED OPERATING HISTORY AND NET LOSSES, OUR FUTURE PROSPECTS ARE UNCERTAIN.

     Limited operating and financial data. We did not begin preliminary service until 1995, when we launched OrbView-1. We have a history of net losses from operations and have generated only limited revenues from the operations of OrbView-1 and OrbView-2 and our image processing business.

     Our business plan depends upon:

     - the timely construction and deployment of OrbView-3, OrbView-4 and RadarSat-2 and development of the related ground systems; and

     - our ability to develop a customer base, distribution channels and value-added enhancements for our imagery products and services.

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

     Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $50.5 million through September 30, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the first quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

     We believe that the net proceeds of the 1999 Offering, together with cash on hand, expected cash flows from operations, advance payments from customers, and the proceeds from the Orbital Investment will be sufficient to fund our operations through the first quarter of 2001. We cannot assure you that we will generate sufficient cash from operations to pay for our anticipated capital expenditures, or that these expenditures will fall within our estimates. If we do not generate sufficient cash flow by the first quarter of 2001, or if our capital expenditures exceed our estimates, we would need additional capital.

    In October 1999, we entered into a stock purchase agreement with Orbital, which provides for Orbital to purchase up to 2,500,000 shares of common stock for a price of $10 per share. Orbital's investment is subject to obtaining a third party consent. There can be no assurance that Orbital will be able to obtain such third party consent or that Orbital will be able to fulfill its purchase commitment. Orbital's inability to fulfill its purchase commitment could have a material effect on ORBIMAGE's financial condition and results of operations.

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

     -    We decide to increase our value-added product development costs; or

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

SCHEDULE DELAYS - ADDITIONAL DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

     We have previously experienced delays in the launch dates of OrbView-3 and OrbView-4. We have recently experienced additional delays in the production schedules of OrbView-3, OrbView-4 and RadarSat-2, which have resulted in the delay in the operational dates of OrbView-3, and OrbView-4 and RadarSat-2 to the third quarter of 2000, first quarter of 2001 and the second quarter of 2002, respectively. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997.

     We could experience additional delays in the commercial operation of OrbView-3, OrbView-4 and/or RadarSat-2 from a variety of causes, including:

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

     The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. Additional delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

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

MARKET ACCEPTANCE -- WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES.

     Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by OrbView-3, OrbView-4 and RadarSat-2 to existing markets and new markets. High-resolution satellite imagery has only very recently become commercially available. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

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

               Space Imaging EOSAT, which launched its one-meter high-resolution satellite in September 1999.

     - EarthWatch, which has announced plans to launch its one-meter high-resolution satellite in early 2000; and

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

DEPENDENCE ON SUPPLIER -- DEPENDENCE ON ONE PRIMARY SUPPLIER COULD RESULT IN DELAYS IF THE SUPPLIER FAILS TO PERFORM, AND OUR RECOURSE AGAINST THE SUPPLIER IS LIMITED.

    We depend on one primary supplier, Orbital:

     - to design, develop and launch OrbView-3 and OrbView-4 and to construct the U.S. ground system for these satellites;

     - through its wholly owned subsidiary, MDA, to construct the OrbView-3 and 4 distributor ground system;

     - to design, develop and construct the RadarSat-2 satellite bus and, through its wholly owned subsidiary, MDA, design, develop and construct the Canadian ground system, integrate and operate RadarSat-2, and receive, process, and archive RadarSat-2 imagery.

     We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on MDA to market the RadarSat-2 imagery pursuant to a sublicense of our exclusive marketing rights under the RadarSat-2 License. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by a procurement agreement between Orbital and us. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-3 and/or OrbView-4 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. In addition, if MDA fails to perform its obligations under the OrbView-3 and 4 distributor ground system agreement, it could have a material adverse effect on ORBIMAGE's business. We also rely on Orbital and MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of OrbView-3, OrbView-4 or RadarSat-2.

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

     As of December 31, 1998, we acquired the RadarSat-2 License from MDA and granted MDA an exclusive unrestricted worldwide sublicense, including the right to sublicense with our prior consent, to market and sell RadarSat-2 imagery. MDA will perform all RadarSat-2 marketing operations, subject to our supervision and approval. MDA's failure to successfully market RadarSat-2 imagery would have a material adverse effect on our ability to distribute and sell radar imagery, which would materially adversely affect our business.

POTENTIAL CONFLICTS OF INTEREST WITH ORBITAL -- WE RELY ON ORBITAL FOR CERTAIN OPERATIONS AND SERVICES THAT ARE CRITICAL TO OUR BUSINESS. ORBITAL'S INTERESTS MAY CONFLICT WITH OURS.

     Orbital owns approximately 54% of our outstanding voting stock on a fully diluted basis, and has agreed to acquire up to an additional 2,500,000 shares of common stock. Certain of our executive officers and directors are also employees and/or directors of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital.

    Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

     We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. We also have an agreement with Orbital's wholly owned subsidiary, MDA, pursuant to which MDA will provide the OrbView-3 and 4 distributor ground system. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement and the RadarSat-2 License.

     Orbital provides certain products and services to our direct competitors. Under our non-compete agreement with Orbital, which terminates on the earlier of June 30, 2003, the first anniversary of an initial public offering of our common stock or the occurrence of certain other events, Orbital cannot sell turn-key satellite optical imaging systems (i.e., satellite, sensors, launch vehicles and ground system) to anyone other than to ORBIMAGE. Orbital can, however, sell radar systems and components of optical systems to our current or future customers or competitors. For example, MDA has a contract to provide certain ground system work to EarthWatch relating to its planned one-meter satellite system. As a result of an acquisition, Orbital holds approximately a 4% equity interest in EarthWatch. We expect to compete directly with EarthWatch. MDA also owns 100% of the capital stock of RSI, a company that markets imagery from the RadarSat-1 satellite. RSI has appointed ORBIMAGE as a non-exclusive distributor of RadarSat-1 imagery in the United States. Although RadarSat-2 uses more advanced imaging technology than the technology employed by RadarSat-1, these two satellites have certain overlapping capabilities, making RSI a potential competitor.

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

     The DoC license for OrbView-4 hyperspectral imagery restricts the resolution of the OrbView-4 hyperspectral imagery sold commercially and restricts our ability to process and distribute imagery outside of the United States. These resolution restrictions and other limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations. ORBIMAGE has appealed for a relaxation of the terms of the OrbView-4 hyperspectral license. We cannot assure you that we will prevail in our appeal.

     The DoC has informed ORBIMAGE that Orbital must obtain a DoC license for the RadarSat-2 satellite by virtue of its 100% ownership of MDA. Additionally, the DoC has informed ORBIMAGE that it is not required to obtain a DoC license to function as a RadarSat-2 distributor. If Orbital cannot obtain the DoC license on acceptable terms, our financial condition and results of operations would be materially adversely affected.

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

    Revenues from government contracts accounted for approximately 95%, 94% and 71% of our revenues for 1997, 1998 and for the nine months ended September 30, 1999, respectively. As of September 30, 1999, contracts with U.S. government agencies constituted approximately 26% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. Similarly, if the CSA terminates the CSA contract and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999, ORBIMAGE had senior notes outstanding of $213.3 million with a fair value of $153.0 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

     As of September 30, 1999, held-to-maturity securities restricted for the payment of interest on the senior notes totaled $12.8 million. ORBIMAGE does not have any derivative financial instruments as of September 30, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities, totaling $35.8 million as of September 30, 1999, subject ORBIMAGE's financial position to interest rate risk, which is not considered to be material.

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

     (b) Reports on Form 8-K

    On July 26, 1999, ORBIMAGE filed Form 8-K to announce the appointment of its accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ORBITAL IMAGING CORPORATION

DATED: November 15, 1999              By:  /s/ Gilbert D. Rye
                                           ------------------
                                           Gilbert D. Rye, President
                                               and Chief Operating Officer

DATED: November 15, 1999              By:  /s/ Armand D. Mancini
                                           ---------------------
                                           Armand D. Mancini, Vice President
                                               and Principal Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

     EXHIBIT NUMBER                                          DESCRIPTION
-------------------------- ---------------------------------------------------------------------------------
            3.1+           Second Amended and Restated Certificate of Incorporation of ORBIMAGE.

            3.2+           Bylaws of ORBIMAGE.

            4.2+++         Specimen certificate of 11 5/8% Series D Senior Notes due 2005.

            4.3+ Indenture dated as of February 25, 1998, by and between ORBIMAGE and Marine Midland Bank, n/k/a HSBC
                           Bank USA, as trustee, for the 11 5/8% Senior Notes due 2005 of ORBIMAGE.

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

            4.7+++         Pledge Agreement dated as of April 22, 1999 by and between HSBC Bank USA, f/k/a
                           Marine Midland Bank, as collateral agent.

            4.8(b)         Amended and Restated Orbital Imaging Corporation 1996 Stock Option Plan as
                           amended and restated through August 18, 1999.

            4.9(b)         Stock Purchase Agreement dated as of October 26, 1999 by and between ORBIMAGE and Orbital.

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

           10.15(a)**      ORBIMAGE Distribution Agreement dated March 18, 1999 by and between ORBIMAGE and NTT Data Corporation.

           10.16(a)**      ORBIMAGE Distribution Agreement dated February 8, 1999 by and between ORBIMAGE and Geographic Information Services and Technology Transfer NetCorp, Inc.

           10.17(a)**      Amendment No. 1 dated as of March 17, 1999 to the Distribution Agreement dated
                           February 8, 1999 by and among ORBIMAGE and Geographic Information Services and
                           Technology Transfer NetCorp, Inc.

           10.18(a)**      ORBIMAGE Ground Station Contract No. OGS-99-02-01 dated as of May 26, 1999 by and between ORBIMAGE and MDA.

           10.19(b)***     OGS Order and Amendment No. 1 to ORBIMAGE Ground Stations Contract No.
                           OGS-99-02-01 dated August 10, 1999 by and between ORBIMAGE and MDA.

           10.20(b)***     OGS Order and Amendment No. 2 to ORBIMAGE Ground Stations Contract No.
                           OGS-99-02-01 dated September 30, 1999 by and between ORBIMAGE and MDA.

           10.21(b)***     Amendment No. 3 to ORBIMAGE Ground Stations Contract No. OGS-99-02-01 dated
                           October 6, 1999 by and between ORBIMAGE and MDA.

           10.22(b)***     ORBIMAGE Ground Station Contract Contract Number:  OGS-IMI-C-01-301 dated July
                           26, 1999 by and between ORBIMAGE and Image Measurements, Inc.

           10.23(b)***     ORBIMAGE Distribution Agreement dated as of August 4, 1999 by and between
                           ORBIMAGE and Spot Image.

           10.24(b)***     ORBIMAGE Ground Station Contract (Contract Number:  OGS-SPOT-C-01-300) dated as of August 4, 1999 by and between ORBIMAGE and Spot Image.

           10.25(b)***     VAR Agreement dated as of August 4, 1999 between ORBIMAGE and Spot Image
                           Corporation.

           10.26(b)        Amendment No. 2 to RadarSat-2 Master Agreement dated as of October 26, 1999 among ORBIMAGE, Orbital and MDA.

           10.27(b)***     Amendment No. 2 to Amended and Restated ORBIMAGE System Procurement Agreement
                           dated as of September 15, 1999 between Orbital and ORBIMAGE.

           10.28(b)***     Data License and Distribution Agreement dated November 3, 1999 between RadarSat
                           International, Inc. and ORBIMAGE.

           11              Statement re computation of loss per common share (included in the notes to condensed consolidated financial  statements).

           27(b)           Financial Data Schedule.

+ Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-49583).

++ Incorporated by reference to Exhibit 4.9 to ORBIMAGE's registration statement on Form S-4, as amended (Reg. No. 333-49583).

+++ Incorporated by reference to the identically numbered exhibit to ORBIMAGE's quarterly report on Form 10-Q for the three months ended March 31, 1999 (Commission file No. 333-49583).

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

*** Confidential treatment has been requested pursuant to Rule 406 under the Securities Act of 1933. Certain portions of the exhibit have been omitted. The omitted portions of such exhibit have been separately filed with the Commission.

(a) Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-4, as amended (Registration No. 333-80035).

(b)    Filed herewith.