Form 10-Q/A
period 1998-06-30
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

        QUARTERLY REPORT AMENDMENT NO. 1 PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

===============================================================================

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 1 such restated condensed financial statements for the three and six months ended June 30, 1998, and other information relating to such restated condensed financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the three and six months ended June 30, 1998 is included in Item 2 of this amendment and in the Notes to Condensed Financial Statements included in Item 1 of this amendment.

Except for Items 1, 2 and 6, no other information included in the original report on Form 10-Q is amended by this amendment. For current information regarding risks, uncertainties and other factors that may affect ORBIMAGE's future performance, please see the "Risk Factors" included in Item 7 of ORBIMAGE's Annual Report on Form 10-K for the year ended December 31, 1999.

PART I

                             FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          ORBITAL IMAGING CORPORATION
                            CONDENSED BALANCE SHEETS
                   (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                         ASSETS

                                                                                  DECEMBER 31,     JUNE 30,
                                                                                      1997           1998
                                                                                      ----           ----
         Current assets:                                                                          (RESTATED)
               Cash and cash equivalents.......................................     $ 10,883        $ 55,557
               Short-term investments, at market, which approximates cost......       11,337          83,570
               Receivables and other current assets............................          134           2,004
                                                                                    --------        --------
                    Total current assets.......................................       22,354         141,131

         Long-term investments, at amortized cost..............................            -          16,637
         Property, plant and equipment, at cost, less accumulated
               depreciation of $5,144 and $6,305, respectively.................       11,054          12,566
         Satellites and related rights, at cost, less accumulated
               depreciation and amortization of $12,947 and
               $18,064, respectively...........................................      104,226         138,910
         Excess of purchase price over net assets acquired, less accumulated
               amortization of $34 in 1998.....................................            -           1,981
         Deferred financing fees and other assets..............................          115           5,304
                                                                                    --------        --------

               Total assets....................................................     $137,749        $316,529
                                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
               Accounts payable and accrued expenses...........................     $  4,335        $ 17,224
               Current portion of deferred revenue.............................        7,725           8,476
               Deferred tax liabilities, net ..................................          468             580
                                                                                    --------        --------
                    Total current liabilities..................................       12,528          26,280

         Senior notes..........................................................            -         142,678
         Deferred revenue, net of current portion..............................       29,667          27,880
         Deferred tax liabilities, net.........................................       10,194           6,920
                                                                                    --------        --------
               Total liabilities...............................................       52,389         203,758

         Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
               2,000,000 shares authorized, 392,887 and 648,653 shares
               issued and outstanding, respectively (liquidation value
               of $40,074 and $70,133, respectively)...........................       36,355          72,777

         Stockholders' equity:
               Common stock, par value $0.01; 75,000,000 shares authorized;
                    25,214,000 shares issued and outstanding...................          252             252
               Additional paid-in-capital......................................       75,285          83,005
               Accumulated deficit.............................................      (26,532)        (43,263)
                                                                                    --------        --------

               Total stockholders' equity......................................       49,005          39,994
                                                                                    --------        --------

               Total...........................................................     $137,749        $316,529
                                                                                    ========        ========

           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------          -------------------------
                                                            1997              1998             1997              1998
                                                            ----              ----             ----              ----
                                                                           (RESTATED)                         (RESTATED)
           Revenues.....................................    $   196        $  2,922            $    304         $  5,338

           Direct expenses..............................      1,093           3,904               2,230            8,093
                                                            -------        --------            --------         --------

           Gross profit (loss)..........................       (897)           (982)             (1,926)          (2,755)

           Selling, general and administrative
             expenses...................................        162           2,289                 776            3,313
                                                            -------        --------            --------         --------

           Income (loss) from operations................     (1,059)         (3,271)             (2,702)          (6,068)

           Net interest income, net of interest
             expense of $0, $1,979 (restated), $0
             and $1,979 (restated), respectively........        367             278                 367            1,322
                                                            -------        --------            --------         --------

           Income (loss) before benefit for income
             taxes......................................       (692)         (2,993)             (2,335)          (4,746)

           Provision (benefit) for income taxes.........       (438)         (1,446)               (438)          (3,162)
                                                            --------       --------            --------         --------

           Net income (loss)............................    $  (254)       $ (1,547)           $ (1,897)        $ (1,584)
                                                            ========       ========            =========        ========


           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                              COMMON STOCK             ADDITIONAL
                                              ------------              PAID-IN         ACCUMULATED
                                         SHARES          AMOUNT         CAPITAL           DEFICIT           TOTAL
                                         ------          ------         -------           -------           -----
BALANCE AS OF DECEMBER 31, 1996.....            -         $   -          $45,921        $(19,642)           $26,279
     Issuance of common stock to
        Orbital.....................   25,200,000           252           31,066               -             31,318
     Preferred stock dividends......            -             -                -            (600)              (600)
     Net loss.......................            -             -                -          (1,897)            (1,897)
                                        ---------         -----          -------        --------            -------

BALANCE AS OF JUNE 30, 1997.........   25,200,000         $ 252          $76,987        $(22,139)           $55,100
                                       ==========         =====          =======        ========            =======


BALANCE AS OF DECEMBER 31, 1997.....   25,214,000         $ 252          $75,285        $(26,532)           $49,005

     Issuance of common stock
        warrants....................            -             -            7,594               -              7,594
     Deemed dividend on issuance
       of preferred stock subject to
        repurchase..................            -             -                -          (9,975)            (9,975)
     Issuance of compensatory
        stock options...............            -             -              126               -                126
     Preferred stock dividends......            -             -                -          (5,172)            (5,172)
     Net loss.......................            -             -                -          (1,584)            (1,584)
                                        ---------         -----          -------        --------            -------
BALANCE AS OF JUNE 30, 1998
     (RESTATED).....................   25,214,000         $ 252          $83,005        $(43,263)           $39,994
                                       ==========         =====          =======        ========            =======

           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                               1997              1998
                                                                               ----              ----
                                                                                              (RESTATED)
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)..........................................      $  (1,897)       $  (1,584)
            Adjustments to reconcile net income (loss) to net cash
                  Provided by operating activities:
                       Depreciation and amortization ..................          2,009            6,928
                       Deferred tax benefit............................           (438)          (3,162)
            Changes in assets and liabilities:
                       Increase in receivables and other current assets            (76)          (1,366)
                       (Increase) decrease in other assets.............            128             (393)
                       Increase in accounts payable and accrued
                         expenses......................................          4,801           12,608
                       Decrease in deferred revenue....................           (246)          (1,036)
                                                                             ----------       ----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES..................          4,281           11,995

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures.......................................        (29,997)         (41,794)
            Purchases of held-to-maturity investment securities........              -          (32,896)
            Purchases of available-for-sale investment securities......         (1,943)         (71,165)
            Maturities of available-for-sale investment securities.....              -           15,400
            Sales of available-for-sale investment securities..........              -              999
            Payment for business acquisition                                         -           (4,000)
                                                                             ---------        ----------
            NET CASH USED IN INVESTING ACTIVITIES......................        (31,940)        (133,456)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from issuance of senior notes.................              -          137,266
            Net proceeds from issuance of common stock warrants........              -            7,594
            Net proceeds from issuance of preferred stock subject to
               repurchase..............................................         27,056           21,275
            Net proceeds from issuance of common stock.................         31,318                -
                                                                             ---------        ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES..................         58,374          166,135
                                                                             ---------        ---------

       NET INCREASE IN CASH AND CASH EQUIVALENTS.......................         30,715           44,674

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................              -           10,883
                                                                             ---------        ---------
       CASH AND CASH EQUIVALENTS, END OF PERIOD........................      $  30,715        $  55,557
                                                                             =========        =========

       SUPPLEMENTAL CASH FLOW INFORMATION:

       NON-CASH ITEMS:
            Deemed dividend on issuance of preferred stock subject to
               repurchase..............................................              -         $  9,975
            Preferred stock dividends..................................              -            5,172
            Capitalized compensatory stock options.....................              -               41

           See accompanying notes to condensed financial statements.

                          ORBITAL IMAGING CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

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

     On February 25, 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss and preferred stock dividends were restated as follows for the three and six months ended June 30, 1998 (in thousands):

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              ------------------      ----------------
                                                                 JUNE 30, 1998          JUNE 30, 1998
                                                                 -------------          -------------
                ORIGINALLY REPORTED:
                   Loss before income taxes......................  $  (2,967)              $  (4,683)
                   Benefit for income taxes......................     (1,454)                 (3,170)
                                                                   ----------              ----------
                   Net loss....................................... $  (1,513)              $  (1,513)
                                                                   ==========              ==========
                   Preferred stock dividends...................... $  (1,916)              $  (3,354)
                                                                   ==========              ==========

                RESTATED:
                   Loss before income taxes......................  $  (2,993)              $  (4,746)
                   Benefit for income taxes......................     (1,446)                 (3,162)
                                                                   ----------              ----------
                   Net loss....................................... $  (1,547)              $  (1,584)
                                                                   ==========              ==========
                   Preferred stock dividends...................... $  (2,759)              $ (15,147)
                                                                   ==========              ==========


(1)  INCOME TAXES

     The Company has recorded its interim income tax provision (benefit) based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(2)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation. Amounts originally reported as preferred stock and additional paid-in capital as of December 31, 1997 and June 30, 1998 were reclassified from stockholders' equity to preferred stock subject to repurchase.

(3)  RELATED PARTY TRANSACTIONS

     Pursuant to a procurement contract under which ORBIMAGE is purchasing from Orbital Sciences Corporation ("Orbital"), the Company's majority shareholder, various satellites, rights, and ground systems, the company incurred costs of approximately $22.4 million and $21.4 million for the three months ended June 30, 1997 and 1998, respectively, and approximately $26.7 million and $36.9 million for the six months ended June 30. ORBIMAGE incurred costs of approximately $1.4 million and $0.7 million for the three months ended June 30, 1997 and 1998, respectively, and approximately $2.1 million and $1.2 million for the six months ended June 30, 1997 and 1998, respectively, under an administrative services agreement with Orbital.

(4)  FINANCING ACTIVITIES

     On February 25, 1998, ORBIMAGE raised gross proceeds of $150.0 million by issuing units ("Units") consisting of (i) $150.0 million of 11-5/8% Senior Notes (the "Notes") due 2005, valued at $142.1 million (restated), and (ii) warrants (the "Warrants"), valued at $7.9 million (restated), to purchase 1,312,746 shares of ORBIMAGE's common stock. Interest on the Notes is payable semi-annually beginning September 1, 1998. An amount equal to two years' interest payable on the Notes (approximately $33.0 million) was placed in a restricted account and invested in U.S. Treasury securities. These investments have maturities ranging from six months to two years (and have been appropriately reflected as short-term or long-term investments in the accompanying Condensed Balance Sheets) and are pledged as security for repayment of interest on the Notes. The Notes will rank pari passu in right of payment with all existing and future senior indebtedness of the Company and will rank senior in right of payment to any future subordinated indebtedness of the Company. The Warrants are exercisable on February 25, 1999 (or earlier in the event of a "change of control") and expire on March 1, 2005.

     Concurrent with the issuance of the Units, ORBIMAGE completed a private placement of 227,295 shares of 12% Series A Cumulative Convertible Preferred Stock, raising gross proceeds of approximately $23.0 million.

(5)  INTEREST CAPITALIZATION

     The Company capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. Approximately $2.5 million and $4.2 million has been capitalized during the three- and six-month periods ended June 30, 1998. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service.

(6)  COMPREHENSIVE INCOME

     In 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." During the three- and six-month periods ended June 30, 1997 and 1998, there were no differences between net income, as reported, and comprehensive income.

(7)  BUSINESS ACQUISITION

     On April 30, 1998, ORBIMAGE acquired substantially all the assets of TRIFID Corporation ("TRIFID") for approximately $4.0 million. Under the terms of the acquisition agreement, an additional $1.0 million in purchase price is payable by ORBIMAGE to TRIFID if certain future revenue targets are achieved. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $2.0 million, which amount will be amortized on a straight-line basis over 10 years.

     The following supplemental financial information presents the Company's results of operations, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands):


                                                          THREE MONTHS ENDED JUNE 30,
                                                        1997                       1998
                                              ----------------------------------------------------
                                                                                (RESTATED)
           Revenues                                     $1,401                     $3,332
           Net loss                                       (127)                    (1,178)

                                                           SIX MONTHS ENDED JUNE 30,
                                                        1997                       1998
                                              ----------------------------------------------------
                                                                                (RESTATED)
           Revenues                                     $1,953                     $6,162
           Net loss                                     (2,383)                    (1,555)

     The allocation of purchase price to net assets acquired may be adjusted if additional information becomes known about certain business assumptions used to estimate the fair value of such net assets.

(8)   PREFERRED STOCK SUBJECT TO REPURCHASE

     The activity in the preferred stock subject to repurchase was as follows for the six months ended June 30, 1997 and 1998 (dollars in thousands):

                                                                             SHARES        AMOUNT
                                                                             ------        ------
                           BALANCE AS OF DECEMBER 31, 1996................          -    $        -
                              Shares issued in private offering, net......    392,887        33,490
                              Accrual of preferred stock dividends........          -           600
                                                                           ----------    ----------
                           BALANCE AS OF JUNE 30, 1997....................    392,887    $   34,090
                                                                           ==========    ==========

                           BALANCE AS OF DECEMBER 31, 1997................    392,887    $   36,355
                              Shares issued in private offering, net......    227,295        21,275
                              Deemed dividend on issuance of preferred
                                stock subject to repurchase...............          -         9,975
                              Preferred stock dividends paid in shares....     28,471         3,306
                              Accrual of preferred stock dividends........          -         1,866
                                                                           ----------    ----------
                           BALANCE AS OF JUNE 30, 1998 (RESTATED).........    648,653    $   72,777
                                                                           ==========    ==========

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

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

     REVENUES. Revenues for the three-month periods ended June 30, 1997 and 1998 were approximately $0.2 million and $2.9 million, respectively. Revenues for the six-month periods ended June 30, 1997 and 1998 were approximately $0.3 million and $5.3 million, respectively. The increase in 1998 revenues is primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the second quarter of 1998 also included $0.4 million in sales generated from the image processing business acquired from TRIFID in April 1998. Revenues for the comparable 1997 periods were attributable solely to the sale of OrbView-1 imagery products to NASA.

     DIRECT EXPENSES. Direct expenses include costs of operating and depreciating the OrbView-1 satellite, the license pursuant to which ORBIMAGE has exclusive worldwide distribution rights for OrbView-2 satellite imagery (the "OrbView-2 License"), and the related ground assets. Direct expenses for the three-month periods ended June 30, 1997 and 1998 were approximately $1.1 million and $3.9 million, respectively. Direct expenses for the six-month periods ended June 30, 1997 and 1998 were approximately $2.2 million and $8.1 million, respectively. Direct expenses increased from the 1997 periods to the comparable 1998 periods as a result of the OrbView-2 License amortization, additional ground station depreciation and increased operating expenses primarily related to OrbView-2. The Company completed depreciating the OrbView-1 satellite in the second quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the company. SG&A expenses were approximately $0.2 million and $2.3 million (restated) for the three-month periods ended June 30, 1997 and 1998, respectively. SG&A expenses were approximately $0.8 million and $3.3 million (restated) for the six-month periods ended June 30, 1997 and 1998, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as the Company expanded its operations and workforce.

     INTEREST INCOME AND INTEREST EXPENSE. Interest income reflects interest earnings on investments made primarily with proceeds from the Company's financing activities. Interest expense reflects interest incurred on the Company's 11-5/8% Senior Notes due 2005 (the "Notes"), net of applicable capitalized interest. Net interest income for the three-month periods ended June 30, 1997 and 1998 was approximately $0.4 million and $0.3 million, respectively. Net interest income was approximately $0.4 million and $1.3 million for the six-month periods ended June 30, 1997 and 1998, respectively. Interest expense was approximately $2.0 million for the three- and six-month periods ended June 30, 1998; ORBIMAGE had no interest expense in the comparable 1997 periods. Approximately $4.2 million of interest expense has been capitalized in 1998 in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground segments. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded an income tax provision (benefit) of approximately ($0.4 million) and ($1.4 million) (restated) for the three-month periods ended June 30, 1997 and 1998, respectively. The Company recorded an income tax provision (benefit) of approximately ($0.4 million) and ($3.2 million) for the six-month periods ended June 30, 1997 and 1998, respectively. The tax benefits result from a reduction in net deferred tax liabilities based on an increase in deferred tax assets primarily related to net operating losses generated during the period offset by decreases in deferred tax liabilities for depreciation of satellite assets which were previously deducted for tax purposes. The Company records its interim income tax benefit or provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

     Restatement. In consultation with its new independent auditors retained in July 1999, ORBIMAGE determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (1) of the Notes to Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had approximately $155.8 million of cash and cash equivalents, and short- and long-term investments (including approximately $32.9 million of securities pledged as security for repayment of interest on the Notes) and had total debt outstanding of approximately $142.7 million (restated) (principal amount $150.0 million). The Company's current ratio was approximately 5.4 at June 30, 1998.

     On February 25, 1998, ORBIMAGE issued units consisting of the Notes and Common Stock warrants raising gross proceeds of $150.0 million (the "Units Offering"). Interest on the Notes is payable semi-annually beginning on September 1, 1998. Out of net proceeds of approximately $144.9 million (restated), ORBIMAGE purchased approximately $32.9 million of U.S. Treasury securities in an amount sufficient to pay the interest on the Notes for the first four interest payment dates. These securities have maturities ranging from six months to two years and were placed in a restricted account and pledged as security for repayment of interest on the Notes. The Notes will rank pari passu in right of payment with all existing and future senior indebtedness of the Company, and will rank senior in right of payment to any future subordinated indebtedness of the Company. Concurrent with the Units Offering, ORBIMAGE completed a private placement of 227,295 shares of Series A Preferred Stock, generating approximately $22.7 million of gross proceeds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

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

                                        ORBITAL IMAGING CORPORATION

DATED:  March 30, 2000                  By:  /s/ Gilbert D. Rye
                                             ------------------------------
                                             Gilbert D. Rye, President
                                             and Chief Executive Officer



DATED:  March 30, 2000                  By:  /s/ Armand D. Mancini
                                             ------------------------------
                                             Armand D. Mancini, Vice President
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

         The following exhibits are filed as part of this report.

       Exhibit No.                                            Description
       -----------                                            -----------

           27              Financial Data Schedule