Form 10-Q/A
period 1998-09-30
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

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

================================================================================

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 1 such restated condensed financial statements for the three and nine months ended September 30, 1998, and other information relating to such restated condensed financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the three and nine months ended September 30, 1998 is included in Item 2 of this amendment and in the Notes to Condensed Financial Statements included in Item 1 of this amendment.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                            CONDENSED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                                    1997              1998
                                                                                                    ----              ----
Current assets: ...........................................................................                        (RESTATED)
      Cash and cash equivalents ...........................................................       $  10,883        $  62,760
      Available-for-sale securities, at fair value ........................................          11,337           27,250
      Held-to-maturity securities, at amortized cost ......................................               -            8,242
      Receivables and other current assets ................................................             134            2,217
                                                                                                  ---------        ---------
           Total current assets ...........................................................          22,354          100,469

Property, plant and equipment, at cost, less accumulated
      depreciation of $5,144 and $6,949, respectively .....................................          11,054           14,720

Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $12,947 and
      $20,216, respectively ...............................................................         104,226          181,901

Held-to-maturity securities, at amortized cost ............................................               -           16,310
Other assets ..............................................................................             115            8,143
                                                                                                  ---------        ---------

      Total assets ........................................................................       $ 137,749        $ 321,543
                                                                                                  =========        =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ...............................................       $   4,335        $  26,891
      Current portion of deferred revenue .................................................           7,725            8,451
      Deferred tax liabilities ............................................................             468              583
                                                                                                  ---------        ---------
           Total current liabilities ......................................................          12,528           35,925

Senior notes ..............................................................................               -          142,521
Deferred revenue, net of current portion ..................................................          29,667           25,789
Deferred tax liabilities ..................................................................          10,194            6,607
                                                                                                  ---------        ---------
      Total liabilities ...................................................................          52,389          210,842


Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized;
     Series A 12% cumulative convertible, 2,000,000 shares authorized, 392,887 and
     648,653 shares issued and outstanding, respectively (liquidation value of $40,074
     and $68,102, respectively)                                                                      36,355           75,577

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding .......................................             252              252
      Additional paid-in-capital ..........................................................          75,285           83,103
      Unrealized gain on available-for-sale securities ....................................               -                6
      Accumulated deficit .................................................................         (26,532)         (48,237)
                                                                                                  ---------        ---------

      Total stockholders' equity ..........................................................          49,005           35,124
                                                                                                  ---------        ---------

      Total ...............................................................................       $ 137,749        $ 321,543
                                                                                                  =========        =========

           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED; IN THOUSANDS)


                                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------   -----------------------------
                                                                     1997            1998            1997             1998
                                                                     ----            ----            ----             ----
                                                                                   (RESTATED)                      (RESTATED)
Revenues........................................................   $    221        $  3,209        $    525        $  8,547

Direct expenses ................................................      1,194           3,505           3,423          11,598
                                                                   --------        --------        --------        --------

Gross loss .....................................................       (973)           (296)         (2,898)         (3,051)

Selling, general and administrative expenses ...................        840           2,066           1,616           5,379
                                                                   --------        --------        --------        --------

Loss from operations ...........................................     (1,813)         (2,362)         (4,514)         (8,430)


Net interest income (expense), net of interest expense of
   $0, $2,132, $0 and  $4,111, respectively ....................        498            (125)            864           1,197
                                                                   --------        --------        --------        --------

Loss before benefit for income taxes ...........................     (1,315)         (2,487)         (3,650)         (7,233)

Benefit for income taxes .......................................       (657)           (313)         (1,095)         (3,475)
                                                                   --------        --------        --------        --------

Net loss........................................................   $   (658)       $ (2,174)       $ (2,555)       $ (3,758)
                                                                   ========        ========        ========        ========

            See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      UNREALIZED
                                                    COMMON STOCK        ADDITIONAL      GAIN ON
                                              -----------------------     PAID-IN     AVAILABLE-FOR      ACCUMULATED
                                               SHARES        AMOUNT       CAPITAL    SALE SECURITIES       DEFICIT         TOTAL
                                              ----------   ----------   ----------      ----------       ----------     ----------
BALANCE AS OF DECEMBER 31, 1996 ............           -   $        -   $   45,921       $       -       $  (19,641)    $   26,280

     Shares issued to Orbital ..............  25,200,000          252       31,066               -                -         31,318
     Preferred stock dividends .............           -            -            -               -           (1,639)        (1,639)
     Tax-sharing charge ....................           -            -       (1,751)              -                -         (1,751)
     Net loss ..............................           -            -            -               -           (2,555)        (2,555)
                                              ----------   ----------   ----------      ----------       ----------     ----------

BALANCE AS OF SEPTEMBER 30, 1997 ...........  25,200,000   $      252   $   75,236       $       -       $  (23,835)    $   51,653
                                              ==========   ==========   ==========      ==========       ==========     ==========


BALANCE AS OF DECEMBER 31, 1997 ............  25,214,000   $      252   $   75,285       $       -       $  (26,532)    $   49,005

     Common stock warrants issued, net .....           -            -        7,594               -                -          7,594
     Deemed dividend on issuance of preferred
       stock subject to repurchase .........           -            -            -               -           (9,975)        (9,975)
     Issuance of compensatory stock options            -            -          224               -                -            224
     Preferred stock dividends .............           -            -            -               -           (7,972)        (7,972)
     Change in unrealized gain on
       available-for-sale securities .......           -            -            -               6                -              6
     Net loss ..............................           -            -            -               -           (3,758)        (3,758)
                                              ----------   ----------   ----------      ----------       ----------     ----------


BALANCE AS OF SEPTEMBER 30, 1998 (RESTATED)   25,214,000   $      252   $   83,103      $        6       $  (48,237)    $   35,124
                                              ==========   ==========   ==========      ==========       ==========     ==========

           See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ------------------------------
                                                                                              1997                    1998
                                                                                              ----                    ----
                                                                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.......................................................................     $     (2,555)           $     (3,758)
     Adjustments to reconcile net loss to net cash
           provided by operating activities:
                Depreciation, amortization and other................................            3,032                   9,805
                Deferred tax benefit................................................           (1,095)                 (3,475)
     Changes in assets and liabilities:
                Increase in receivables and other current assets....................             (276)                   (655)
                (Increase) decrease in other assets.................................              385                    (315)
                Increase in accounts payable and accrued expenses...................            3,566                  22,275
                (Increase) decrease in deferred revenue.............................            2,574                  (3,152)
                                                                                         ------------            -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES......................................            5,631                  20,725

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...........................................................          (39,410)                (89,694)
     Purchases of held-to-maturity securities.......................................                -                 (32,184)
     Purchases of available-for-sale securities.....................................         (102,778)                (94,968)
     Maturities of held-to-maturity securities......................................                -                   7,568
     Maturities of available-for-sale securities....................................           75,008                  52,472
     Sales of available-for-sale securities.........................................            1,972                  26,842
     Payment for business acquisition                                                               -                  (5,000)
                                                                                         ------------            -------------
     NET CASH USED IN INVESTING ACTIVITIES..........................................          (65,208)               (134,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of senior notes.....................................                -                 137,247
     Net proceeds from issuance of common stock warrants............................                -                   7,594
     Net proceeds from issuance of preferred stock subject to repurchase............           33,758                  21,275
     Net proceeds from issuance of common stock ....................................           31,318                       -
                                                                                         ------------            ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES......................................           65,076                 166,116
                                                                                         ------------            ------------

INCREASE  IN CASH AND CASH EQUIVALENTS..............................................            5,499                  51,877

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................                -                  10,883
                                                                                         ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................     $      5,499            $     62,760
                                                                                         ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.....................................................................     $          -            $      9,009
                                                                                         ============            ============

NON-CASH ITEMS:
  Deemed dividend on issuance of preferred stock subject to repurchase..............     $          -            $      9,975
  Preferred stock dividends.........................................................                -                   7,972
  Capitalized compensatory stock options............................................                -                      80

            See accompanying notes to condensed financial statements.

                           ORBITAL IMAGING CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

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

     On February 25, 1998, ORBIMAGE issued $150 million of units (the " 1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated form $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss and preferred stock dividends were restated as follows for the three and nine months ended September 30, 1998 (in thousands):


                                                                      THREE MONTHS                   NINE MONTHS
                                                                     ENDED SEPTEMBER               ENDED SEPTEMBER
                                                                         30, 1998                      30, 1998
                                                                    ---------------               ---------------
ORIGINALLY REPORTED:
   Loss before income taxes................................            $     (2,452)                 $     (7,135)
   Benefit for income taxes................................                    (322)                       (3,492)
                                                                       -------------                 -------------
   Net loss................................................            $     (2,130)                 $     (3,643)
                                                                       =============                 =============
   Preferred stock dividends...............................            $     (1,946)                 $     (5,300)
                                                                       =============                 =============

RESTATED:
   Loss before income taxes................................            $     (2,487)                 $     (7,233)
   Benefit for income taxes................................                    (313)                       (3,475)
                                                                       -------------                 -------------
   Net loss................................................            $     (2,174)                 $     (3,758)
                                                                       =============                 =============
   Preferred stock dividends...............................            $     (2,800)                 $    (17,947)
                                                                       =============                 =============

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

Reclassifications

      Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation. Amounts previously reported as preferred stock and additional paid-in capital as of December 31, 1997 and September 30, 1998 were reclassified from stockholders' equity to preferred stock subject to repurchase.

(3)   BUSINESS ACQUISITION

      On April 30, 1998, the Company acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $4.0 million. Based on TRIFID meeting revenue targets established in the acquisition agreement, an additional $1.0 million of consideration was paid during the three months ended September 30, 1998. The acquisition was accounted for using the purchase method of accounting and resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized on a straight-line basis over ten years.

      The following supplemental financial information presents the Company's results of operations, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands):


                                       NINE MONTHS ENDED SEPTEMBER 30,
                                             1997           1998
                                       --------------------------------
                                                          (RESTATED)
Revenues                                    $3,272           $9,370
Net loss                                    (3,141)          (3,761)

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

(5)   PREFERRED STOCK SUBJECT TO REPURCHASE

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

       The activity in the preferred stock subject to repurchase was as follows for the nine months ended September 30, 1997 and 1998 (dollars in thousands):


                                                                           SHARES             AMOUNT
                                                                           ------             ------
BALANCE AS OF DECEMBER 31, 1996...................................               -       $           -
   Shares issued in private offering, net.........................           392,887             33,758
   Accrual of preferred stock dividends...........................                 -              1,414
                                                                       -------------       ------------
BALANCE AS OF SEPTEMBER 30, 1997..................................           392,887             35,172
                                                                       =============       ============

BALANCE AS OF DECEMBER 31, 1997...................................           392,887     $       36,355
   Shares issued in private offering, net.........................           227,295             21,275
    Deemed dividend on issuance of preferred stock subject to
     repurchase...................................................                 -              9,975
   Preferred stock dividends paid in shares.......................            28,471              3,306
   Accrual of preferred stock dividends...........................                 -              4,666
                                                                       -------------     --------------
BALANCE AS OF SEPTEMBER 30, 1998 (RESTATED).......................           648,653     $       75,577
                                                                       =============     ==============


(6)   RELATED PARTY TRANSACTIONS

      Pursuant to a procurement contract under which the Company is purchasing from Orbital Sciences Corporation ("Orbital"), the Company's majority stockholder, various satellites, and ground systems, the Company incurred costs of approximately $8.6 million and $44.5 million for the three months ended September 30, 1997 and 1998, respectively, and approximately $35.2 million and $81.3 million for the nine months ended September 30, 1997 and 1998, respectively. The Company incurred costs of approximately $0.3 million and $0.6 million for the three months ended September 30, 1997 and 1998, respectively, and approximately $2.4 million and $1.8 million for the nine months ended September 30, 1997 and 1998, respectively, under an administrative services agreement with Orbital.

(7)   RECENT PRONOUNCEMENTS

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains on the Company's available-for-sale securities to be included in comprehensive income. For the three and nine months ended September 30, 1998, comprehensive income (loss) totaled $(2.2 million) (restated) and $(3.8 million) (restated), respectively. For the three and nine months ended September 30, 1997, there were no differences between net loss, as reported, and comprehensive income (loss).

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

      In January 1997, the SEC issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The market risk disclosure rules are effective for the Company in filings that include audited financial statements for the fiscal years ending after June 15, 1998. Adoption of the new market risk disclosure rules will not impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

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

              BUSINESS ACQUISITION. On April 30, 1998, the Company acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $4.0 million. Based on TRIFID meeting revenue targets established in the acquisition agreement, an additional $1.0 million of consideration was paid during the three months ended September 30, 1998. TRIFID is an image processing and product generation company, providing sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides the Company with the technical personnel and production capability required to generate high-resolution imagery and derived products. The acquisition resulted in excess of purchase price over net assets acquired of approximately $3.0 million, which is being amortized over ten years.

      REVENUES. Revenues for the three months ended September 30, 1997 and 1998 were approximately $0.2 million and $3.2 million, respectively. Revenues for the nine months ended September 30, 1997 and 1998 were approximately $0.5 million and $8.5 million, respectively. The increase in 1998 revenues was primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the three months and nine months ended September 30, 1998 also included $0.8 million and $1.2 million, respectively in sales generated from the image processing business acquired from TRIFID in April 1998. Revenues for the comparable 1997 periods were attributable solely to the sale of OrbView-1 imagery products.

      DIRECT EXPENSES. Direct expenses include the costs of operating and depreciating (i) the OrbView-1 satellite, (ii) the license pursuant to which the Company has exclusive worldwide distribution rights for OrbView-2 satellite imagery (the "OrbView-2 License"), and (iii) the related ground assets. Direct expenses for the three months ended September 30, 1997 and 1998 were approximately $1.2 million and $3.5 million, respectively. Direct expenses for the nine months ended September 30, 1997 and 1998 were approximately $3.4 million and $11.6 million, respectively. Direct expenses increased from the 1997 periods to the comparable 1998 periods primarily as a result of the OrbView-2 License amortization, additional ground station depreciation and increased operating expenses primarily related to OrbView-2, all of which began when OrbView-2 commenced commercial operations in November 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were approximately $0.8 million and $2.1 million (restated) for the three months ended September 30, 1997 and 1998, respectively. SG&A expenses were approximately $1.6 million and $5.4 million (restated) for the nine months ended September 30, 1997 and 1998, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as the Company expanded its operations and workforce.

      INTEREST INCOME AND INTEREST EXPENSE. Interest income reflects interest earnings on investments made primarily with proceeds from the Company's financing activities. Interest expense reflects interest incurred on the Company's 11-5/8% Senior Notes due 2005 (the "Notes"), net of applicable capitalized interest. Net interest income (expense) for the three months ended September 30, 1997 and 1998 was approximately $0.5 million and ($0.1 million), respectively. Net interest income was approximately $0.9 million and $1.2 million for the nine months ended September 30, 1997 and 1998, respectively. Interest expense was approximately $2.1 million (restated) and $4.1 million (restated) for the three and nine months ended September 30, 1998, respectively. The Company had no interest expense in the comparable 1997 periods. For the three and nine months ended September 30, 1998, capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground segments totaled $2.7 million and $6.9 million, respectively.

      BENEFIT FOR INCOME TAXES. The Company recorded an income tax benefit of approximately $0.7 million and $0.3 million for the three months ended September 30, 1997 and 1998, respectively. The Company recorded an income tax benefit of approximately $1.1 million and $3.5 million for the nine months ended September 30, 1997 and 1998, respectively. The tax benefits result from net operating losses generated during the period offset, in part, by decreases in deferred tax liabilities for depreciation of satellite assets, which were previously deducted for tax purposes. The Company records its interim income tax benefit or provision based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

     Restatement. In consultation with its new independent auditors retained in July 1999, ORBIMAGE determined that its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note
(1) of the Notes to Condensed Financial Statements.

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

      The Company expects to fund its future capital expenditures and negative cash flows from operating activities using cash and cash equivalents and short-term investments together with advance payments from customers. The Company's ability to generate positive cash flow is dependent on the sale of its products and services, adequate customer acceptance of the Company's products and services and numerous other factors. While the Company believes it has sufficient resources to fund the Company's operations through its positive free cash flow, additional funding may be necessary in the event of an OrbView-3 or OrbView-4 launch delay, cost increases, or unanticipated expenses. There can be no assurance that additional capital will be available on favorable terms or on a timely basis, if at all. The Company has incurred losses since its inception and management believes that it will continue to do so for the foreseeable future.

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

                                        ORBITAL IMAGING CORPORATION

DATED:  March 30, 2000                  By:  /s/ Gilbert D. Rye
                                             ------------------
                                             Gilbert D. Rye, President
                                             and Chief Executive Officer

DATED: March 30, 2000                   By:  /s/ Armand D. Mancini
                                             ---------------------
                                             Armand D. Mancini, Vice President
     `                                       and Chief Financial Officer

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this report.


           Exhibit No.                            Description

               27                           Financial Data Schedule