Form 10-K/A
period 1998-12-31
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
        ANNUAL REPORT AMENDMENT NO. 2 PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. X  Yes    No
                                  ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 14 such restated financial statements for the year ended December 31, 1998, and other information relating to such restated financial statements, including Selected Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Executive Compensation (Item 11). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the year ended December 31, 1998 is included in the Notes to Financial Statements included in Item 14 of this amendment.

Except for Items 6, 7, 7A, 11 and 14, no other information included in the original report on Form 10-K is amended by this amendment. For current information regarding risks, uncertainties and other factors that may affect ORBIMAGE's future performance, please see the "Risk Factors" included in Item 7 of ORBIMAGE's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 1               BUSINESS

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

            The following table summarizes the primary technical characteristics of the satellites.


                               ORBVIEW-1           ORBVIEW-2             ORBVIEW-3              ORBVIEW-4              RADARSAT-2
                               ---------           ---------             ---------              ---------              ----------
Principal Applications    Weather, Scientific  Weather, Fishing,  Mapping, Agriculture,   Mapping,                Mapping,
                          Research             Agricultural,      Oil and Gas, National   Agriculture, Oil and    Agriculture, Oil
                                               Scientific         Security                Gas, Forestry,          and Gas, Forestry,
                                               Research                                   Mining, National        Mining, National
                                                                                          Security                Security
Best Ground Resolution    10 km Panchromatic   1 km to 4 km       1 m Panchromatic        1 m Panchromatic        3 m to 100 m
                                               Multispectral      4 m Multispectral       4 m Multispectral       Multipolarization
                                                                                          8 m Hyperspectral
Scene-Width               1,300 km             2,800 km           8 km Panchromatic and   8 km Panchromatic       20 km to 500 km
                                                                  Multispectral           and Multispectral
Image Area                N.A.                 N.A.               64 km(2) Panchromatic   5 km Hyperspectral      400 km(2) to
                                                                  and Multispectral       64 km(2) Panchromatic   250,000 km(2)
                                                                                          and Multispectral
                                                                                          100 km(2)
                                                                                          Hyperspectral
On-Board Storage          80 Megabytes         128 Megabytes      4 Gigabytes             4 Gigabytes             32 Gigabytes

Revisit Time              12 Days              1 Day              3 Days(1)               3 Days(1)               3 days(2)

Orbital Altitude          740 km               705 km             470 km                  470 km                  800 km

Design Life               3 Years(2)           7  1/2 Years       5 Years                 5 Years                 7 Years

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


                                                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------------
                                                  1994            1995               1996               1997            1998
                                                  ----            ----               ----               ----            ----
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:                                                                                      (RESTATED) (1)
Revenues....................................  $      --          $   4,567          $   1,055          $   2,062       $   11,663
Direct expenses.............................        800              7,998              4,320              6,312           15,215
                                              ---------          ---------          ---------          ---------       ----------
Gross loss..................................       (800)            (3,431)            (3,265)            (4,250)          (3,552)
Selling, general and administrative
  expenses..................................      3,156              2,371              1,630              2,845            7,328
                                              ---------          ---------          ---------          ---------       ----------
Loss from operations........................     (3,956)            (5,802)            (4,895)            (7,095)         (10,880)
Interest income.............................         --                 --                 --              1,261            1,915
                                              ---------          ---------          ---------          ---------       ----------
Loss before benefit for income taxes........     (3,956)            (5,802)            (4,895)            (5,834)          (8,965)
Benefit for income taxes....................         --                 --                 --             (1,752)          (3,286)
                                              ---------          ---------          ---------          ---------       ----------
Net loss....................................  $  (3,956)         $  (5,802)         $  (4,895)         $  (4,082)      $   (5,679)
                                              =========          =========          =========          =========       ==========
Loss per common share -- basic and
  diluted (2)...............................         --                 --                 --             $(0.42)         $ (1.05)

OTHER DATA:
Capital expenditures........................  $  13,832          $  18,989          $  12,617          $  49,029       $  108,533

                                                                                   DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                  1994             1995               1996              1997               1998
                                                  ----             ----               ----              ----               ----
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:                                                                                                   (RESTATED) (1)
Cash, cash equivalents and
  available-for-sale securities.............  $      --         $      --           $      --        $   22,220          $    59,483
Total assets................................     51,944            63,423              72,328           137,749              308,078
Long-term obligations (3)...................         --                --                  --                --              142,622
Preferred stock subject to repurchase.......         --                --                  --            36,355               78,489
Stockholders' equity........................     11,526            19,956              26,279            49,005               33,964

----------
(1) In consultation with its new independent auditors retained in July 1998, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (3) of the Notes to Financial Statements.

(2) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and the loss per common share for the years ended December 31, 1994, 1995 and 1996 were not considered meaningful.

(3)   Net of unamortized debt discount, estimated to be $7.4 million (restated).

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

            ORBIMAGE operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, the atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites (including launch services) and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired the OrbView-2 License. The terms of the OrbView-2 License require ORBIMAGE to operate and control the OrbView-2 satellite. ORBIMAGE has also entered into an agreement with Orbital and MDA under which ORBIMAGE has acquired the RadarSat-2 License. Under the RadarSat-2 License, MDA will own and operate the RadarSat-2 satellite, and MDA will provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services. See "Item 13 - Certain Relationships and Related Transactions -- Services Agreement" and "--RadarSat-2 License Agreement."

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

            Revenues. ORBIMAGE is performing under several long-term sales contracts to provide imagery products and receives contractual payments in advance of product delivery. In such circumstances, ORBIMAGE initially records deferred revenue for the total amount of the payment and recognizes revenue over the contractual delivery period. At December 31, 1998, ORBIMAGE had approximately $32.2 million (restated) of deferred revenue related to advance payments for OrbView-2 imagery. See "Item 13 - Certain Relationships and Related Transactions -- OrbView-2 License."

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

            Restatement. In consultation with its new independent auditors retained in July 1999, ORBIMAGE determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (3) of the Notes to Financial Statements.

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

            Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $1.6 million, $2.8 million and $7.3 million (restated) for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in SG&A expenses in 1998 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations and workforce.

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

            Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the Notes, net of applicable capitalized interest. Net interest income for the year ended December 31, 1998 was approximately $1.9 million (restated), which is net of interest expense of approximately $4.8 million (restated). For the year ended December 31, 1998, capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system totaled $10.9 million. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service. Net interest income was approximately $1.3 million for the year ended December 31, 1997 and none in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1998, ORBIMAGE had approximately $59.5 million of cash and cash equivalents and available-for-sale securities. On February 25, 1998, ORBIMAGE issued units consisting of the Notes and common stock warrants raising gross proceeds of $150 million. Out of net proceeds of approximately $144.6 million, ORBIMAGE purchased approximately $32.9 million of U.S. Treasury securities to fund the interest on the Notes for the first four interest payment dates, of which $24.5 million remained as of December 31, 1998. These securities were placed in a restricted account and pledged as security for repayment of interest on the Notes. The total effective interest rate on the Notes, including the discount attributable to the value of the warrants and issuance expenses, is approximately 13.4% (restated). Concurrent with the Units Offering, ORBIMAGE completed a private placement of 227,295 shares of Series A preferred stock, generating approximately $21.3 million of net proceeds. During 1997, ORBIMAGE completed two private equity placements, in which it sold 372,705 shares of Series A preferred stock, generating gross proceeds of approximately $37.3 million. Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity invested to approximately $91.5 million.

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

            Operating activities provided cash of approximately $6.3 million and $9.9 million (restated) during the years ended December 31, 1997 and 1998, respectively. Operating activities used cash during the year ended December 31, 1996 of approximately $1 million. The increase in operating cash flow from 1997 to 1998 is primarily attributable to an increase in accounts payable and accrued expenses of $12.4 million. The increase in operating cash flows from 1996 to 1997 was primarily attributable to the receipt of advance customer payments for imagery purchases.

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

            Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures will result in a negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $53.1 million (restated) through December 31, 1998. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the fourth quarter of 2000. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

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


             SATELLITE               STATUS OF DOC LICENSE                       STATUS OF FCC LICENSE
             ---------               ---------------------                       ---------------------
             OrbView-2            DoC license obtained; expires in 2004       Operating under Orbital's
                                                                              experimental FCC license; renewal
                                                                              application submitted in November 1998

             OrbView-3            DoC license obtained; expires 2004          FCC license obtained; will expire ten
                                                                              years from certification of launch

             OrbView-4            DoC license obtained, expires 2004.         FCC license obtained; will expire ten
                                  We have applied for an amendment to         years from certification of launch
                                  this license to distribute
                                  hyperspectral imagery commercially.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As of December 31, 1998, ORBIMAGE had senior notes outstanding of $142.6 million (restated) with a fair value of $150.0 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes for the first four periods. As of December 31, 1998, held-to-maturity securities restricted for the payment of interest oon the senior notes totaled $24.5 million.

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

                                OTHER INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the directors and executive officers of ORBIMAGE as of the date of this Report.


                                    NAME                AGE                                POSITIONS
                                    ----                ---                                ---------
                 David W. Thompson                       44    Chairman of the Board and Chief Executive Officer
                 Gilbert D. Rye                          58    President and Chief Operating Officer
                 Edward D. Nicastri                      51    Vice President, Engineering and Operations
                 Armand D. Mancini                       40    Vice President, Chief Financial Officer
                 James A. Abrahamson                     65    Director
                 Bruce W. Ferguson                       44    Director
                 Richard Reiss, Jr                       54    Director
                 William W. Sprague                      41    Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM COMPENSATION
                                                                                                    ----------------------
                                                                                               SECURITIES
                                                                   ANNUAL COMPENSATION         UNDERLYING
                                                                   -------------------          OPTIONS               ALL OTHER
                  NAME AND PRINCIPAL POSITIONS                 SALARY               BONUS         (#)               COMPENSATION
                  ----------------------------                 ------               -----         ---               ------------
                                                                                                                         (1)
         David W. Thompson
            Chairman and Chief Executive Officer(2)
            1998.....................................    $             --    $             --    50,000         $            --
            1997.....................................                  --                  --    40,000                      --
         Gilbert D. Rye
            President and Chief Operating Officer
            1998.....................................             215,000              97,200    60,000                  15,120
            1997.....................................             200,000             110,000    50,000                  11,658
         Edward D. Nicastri
            Vice President, Engineering and Operations
            1998.....................................             162,500              48,260    20,000                  11,271
            1997.....................................             116,000              64,500    90,000                   8,488
         Armand D. Mancini
            Vice President, Chief Financial Officer
            1998.....................................             132,000              39,200    20,000                   8,774
            1997.....................................             115,000              39,300    15,000                   6,789

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

                                                 INDIVIDUAL GRANTS
                       -------------------------------------------------------------------

                                       PERCENT OF
                         NUMBER OF    TOTAL OPTIONS                   MARKET                 POTENTIAL REALIZED VALUE AT ASSUMED
                        SECURITIES     GRANTED TO                   VALUE PER                     ANNUAL RATES OF STOCK PRICE
                        UNDERLYING    EMPLOYEES IN     EXERCISE      SHARE AT                       APPRECIATION FOR OPTION TERM
                          OPTIONS      FISCAL YEAR     PRICE PER     DATE OF    EXPIRATION          ----------------------------
         NAME           GRANTED (1)       1998         SHARE (2)    GRANT (2)      DATE         0%            5%              10%
         ----           -----------       ----         ---------    ---------      ----         --            --              ---
                                                      (RESTATED)    (RESTATED)              (RESTATED)    (RESTATED)      (RESTATED)
 David W. Thompson....     50,000           7%            $4.17     $6.00         1/14/08  $    91,500   $    280,168   $    569,623
 Gilbert D. Rye.......     60,000           8%             4.17      6.00         1/14/08      109,800        336,202        683,547
 Edward D. Nicastri...     20,000           3%             4.17      6.00         1/14/08       36,600        112,067        227,849
 Armand D. Mancini....     20,000           3%             4.17      6.00         1/14/08       36,600        112,067        227,849

----------

(1)    Options generally vest in one-third increments over a three-year period.

(2) Base Price of the underlying common stock was valued at $6.00 per share using a valuation prepared by an independent third party. The $6.00 Base Price is used in computing the Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Options were granted with an exercise price of $4.17 on the date of grant, as determined by the Board. Certain factors considered by the Board in determining the fair market value of options include, without limitation: (i) valuations done in connection with recent financings; (ii) the conversion price of the Company's Series A preferred stock; (iii) results of operations; (iv) whether ORBIMAGE has entered into any new contracts; and (v) the lack of a market for ORBIMAGE common stock.

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

                                        NUMBER OF SECURITIES UNDERLYING                        VALUE OF UNEXERCISED IN-
                                             UNEXERCISED OPTIONS AT                              THE-MONEY OPTIONS AT
                                               DECEMBER 31, 1998                                DECEMBER 31, 1998 (1)
                                   -----------------------------------------        ----------------------------------------------
                                     EXERCISABLE             UNEXERCISABLE               EXERCISABLE               UNEXERCISABLE
                                     -----------             -------------               -----------               -------------
                                                                                         (RESTATED)                 (RESTATED)
David W. Thompson.............           141,111                 148,889                 $  331,066                 $  313,634
Gilbert D. Rye................           204,167                 155,833                    480,501                    320,799
Edward D. Nicastri............            30,000                  80,000                     54,900                    146,400
Armand D. Mancini.............            80,000                  55,000                    189,150                    114,900

----------

(1) The value of unexercised in-the-money options at December 31, 1998 assumes a fair value of $6.00 (restated) for ORBIMAGE's common stock.

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

                                                 SHARES OF PREFERRED             SHARES OF COMMON
                                                 STOCK BENEFICIALLY             STOCK BENEFICIALLY
                                                      OWNED(1)                      OWNED(1)(2)
                                             ----------------------------    --------------------------
          NAME OF BENEFICIAL OWNER                NUMBER         PERCENT        NUMBER        PERCENT
          ------------------------                ------         -------        ------        -------
Orbital Sciences Corporation ..........               --           --%       25,200,000       60.4%
  21700 Atlantic Boulevard
  Dulles, VA 20166
Merrill Lynch KECALP L.P. .............          245,813(3)       35.8        5,894,796       14.1
  225 Liberty Street
  South Tower, 23rd Floor
  New York, NY 10080-6123
Crest Funding Partners, L.P.(4) .......          195,520(5)       28.4        4,688,729       11.2
  320 Park Avenue
  New York, NY 10022
Morgan Guaranty Trust Company
  of New York .........................          145,386(6)       21.1        3,486,475        8.4
  522 Fifth Avenue
  New York, NY 10036
Georgica Advisors LLC(7) ..............           74,295(8)       10.8        1,781,655        4.3
  1114 Avenue of the Americas
  New York, NY 10036
David W. Thompson(9) ..................               --            --          157,778          *
Gilbert D. Rye(9) .....................               --            --          224,167          *
Armand D. Mancini(9) ..................               --            --           86,667          *
Edward D. Nicastri(9) .................               --            --           36,667          *
James A. Abrahamson ...................               --            --               --         --
Bruce W. Ferguson(9)(10) ..............               --            --          151,667          *
William W. Sprague(4)(9) ..............               --            --            1,667          *
Richard Reiss, Jr.(7)(9) ..............               --            --            1,667          *
All executive officers and directors as
  a Group(9)(10) ......................               --            --          660,280        1.6

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

                                   PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)  FINANCIAL STATEMENTS

      The following financial statements of Orbital Imaging Corporation and the Independent Auditors' Report are included in Item 8 above:


        Independent Auditors' Report....................................................................................        F-2
        Balance Sheets as of December 31, 1997 and 1998.................................................................        F-3
        Statements of Operations for the years ended December 31, 1996, 1997 and 1998...................................        F-4
        Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.........................        F-5
        Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...................................        F-6
        Notes to Financial Statements...................................................................................        F-7

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

                           ORBITAL IMAGING CORPORATION


          DATED:   March 30, 2000       By:         /s/ DAVID W. THOMPSON
                                        ---------------------------------
                                        David W. Thompson, Chairman of the Board

          DATED:   March 30, 2000       By:         /s/ GILBERT D. RYE
                                        ------------------------------
                                        Gilbert D. Rye, President
                                        and Chief Executive Officer

          DATED:   March 30, 2000       By:         /s/ ARMAND D. MANCINI
                                        ---------------------------------
                                        Armand D. Mancini, Vice President
                                        and Chief Financial Officer

          DATED:   March 30, 2000       By:         /s/ JAMES A. ABRAHAMSON
                                        -----------------------------------
                                        James A. Abrahamson, Director

          DATED:   March 30, 2000       By:         /s/ BRUCE W. FERGUSON
                                        ---------------------------------
                                        Bruce W. Ferguson, Director

          DATED:   March 30, 2000       By:         /s/ RICHARD REISS, JR.
                                        ----------------------------------
                                        Richard Reiss, Jr., Director

          DATED:   March 30, 2000       By:         /s/ WILLIAM W. SPRAGUE
                                        ----------------------------------
                                        William W. Sprague, Director

                          INDEX TO FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION


    Independent Auditors' Report............................................................................................  F-2
    Balance Sheets as of December 31, 1997 and 1998.........................................................................  F-3
    Statements of Operations for the years ended December 31, 1996, 1997 and 1998...........................................  F-4
    Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.................................  F-5
    Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998...........................................  F-6
    Notes to Financial Statements...........................................................................................  F-7

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

                                    KPMG LLP

January 22, 1999, except for the second paragraph of
Note 3 which is as of March 23, 2000
Washington, D.C.

                           ORBITAL IMAGING CORPORATION
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            DECEMBER 31,
                                                                                                            ------------
                                                                                                      1997                1998
                                                                                                      ----                ----
                                        ASSETS                                                                         (RESTATED)
Current assets:
   Cash and cash equivalents..................................................................      $   10,883         $   25,082
   Available-for-sale securities, at fair value...............................................          11,337             34,401
   Restricted held-to-maturity securities, at amortized cost..................................              --             16,724
   Receivables and other current assets, net of allowances of $0 and
       $165, respectively.....................................................................             134              2,291
                                                                                                    ----------         ----------
         Total current assets.................................................................          22,354             78,498
Restricted held-to-maturity securities, at amortized cost.....................................              --              8,201
Property, plant and equipment, at cost, less accumulated
   depreciation of $5,144 and $7,630, respectively............................................          11,054             15,956
Satellites and related rights, at cost, less accumulated depreciation
   and amortization of $12,947 and $22,367, respectively......................................         104,226            196,709
Other assets..................................................................................             115              8,714
                                                                                                    ----------         ----------
         Total assets.........................................................................      $  137,749         $  308,078
                                                                                                    ==========         ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................................................      $    4,335         $   16,879
  Current portion of deferred revenue.........................................................           7,725              8,522
  Deferred tax liabilities....................................................................             468                580
                                                                                                    ----------         ----------
        Total current liabilities.............................................................          12,528             25,981
Senior notes..................................................................................              --            142,622
Deferred revenue, net of current portion......................................................          29,667             23,698
Deferred tax liabilities......................................................................          10,194              3,216
Capitalized lease obligation, net of current portion..........................................              --                108
                                                                                                    ----------         ----------
        Total liabilities.....................................................................          52,389            195,625

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
     2,000,000 shares authorized, 392,887 and 687,576 shares issued and outstanding, respectively (liquidation value of $40,074 and
     $70,133, respectively)...................................................................          36,355             78,489

Stockholders' equity:
     Common stock, par value $0.01; 75,000,000 shares authorized; 25,214,000
         shares issued and outstanding........................................................             252                252
     Additional paid-in-capital...............................................................          75,285             86,782
     Accumulated deficit......................................................................         (26,532)           (53,070)
                                                                                                    ----------         ----------
        Total stockholders' equity............................................................          49,005             33,964
                                                                                                    ----------         ----------
            Total.............................................................................      $  137,749         $  308,078
                                                                                                    ==========         ==========

                 See accompanying notes to financial statements.

                           ORBITAL IMAGING CORPORATION
                            STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                   1996             1997              1998
                                                                                   ----             ----              ----
                                                                                                                   (RESTATED)
 Revenues...............................................................      $      1,055    $      2,062      $     11,663
 Direct expenses........................................................             4,320           6,312            15,215
                                                                              ------------    ------------      ------------
 Gross loss.............................................................            (3,265)         (4,250)           (3,552)
 Selling, general and administrative expenses...........................             1,630           2,845             7,328
                                                                              ------------    ------------      ------------
 Loss from operations...................................................            (4,895)         (7,095)          (10,880)
 Interest income, net of interest expense of $4,790 in 1998.............                --           1,261             1,915
                                                                              ------------    ------------      ------------
 Loss before benefit for income taxes...................................            (4,895)         (5,834)           (8,965)
 Benefit for income taxes...............................................                --          (1,752)           (3,286)
                                                                              ------------    ------------      ------------
 Net loss...............................................................      $     (4,895)   $     (4,082)     $     (5,679)
                                                                              ============    ============      ============
 Loss per common share - basic and diluted (1)..........................      $         --    $      (0.42)     $      (1.05)
 Loss available to common stockholders..................................      $         --    $     (6,890)     $    (26,538)

 Weighted average shares outstanding - basic and diluted (1)............                --      16,431,854        25,214,000

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

                 See accompanying notes to financial statements.

                           ORBITAL IMAGING CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          COMMON STOCK                 ADDITIONAL
                                                          ------------                   PAID-IN     ACCUMULATED
                                                      SHARES             AMOUNT          CAPITAL       DEFICIT          TOTAL
                                                      ------             ------          -------       -------          -----
     BALANCE AS OF DECEMBER 31, 1995...........               --           $   --      $  34,703      $  (14,747)     $  19,956

     Capital contributed.......................               --               --         13,625              --         13,625
     Tax-sharing charge........................               --               --         (2,407)             --         (2,407)
     Net loss..................................               --               --             --          (4,895)        (4,895)
                                                      ----------           ------      ---------      ----------      ---------

     BALANCE AS OF DECEMBER 31, 1996...........               --               --         45,921         (19,642)        26,279

     Shares issued to Orbital..................       25,200,000              252         31,066              --         31,318
     Shares issued to director.................           14,000               --             50              --             50
     Preferred stock dividends.................               --               --             --          (2,808)        (2,808)
     Tax-sharing charge........................               --               --         (1,752)             --         (1,752)
     Net loss..................................               --               --             --          (4,082)        (4,082)
                                                      ----------           ------      ---------      ----------      ---------

     BALANCE AS OF DECEMBER 31, 1997...........       25,214,000              252         75,285         (26,532)        49,005

     Common stock warrants issued, net.........               --               --          7,594              --          7,594
     Deemed dividend on issuance of preferred
        stock subject to repurchase............               --               --             --          (9,975)        (9,975)
     Issuance of compensatory stock options....               --               --            323              --            323
     Preferred stock dividends.................               --               --             --         (10,884)       (10,884)
     Capital contributed.......................               --               --          3,580              --          3,580
     Net loss..................................               --               --             --          (5,679)        (5,679)
                                                      ----------           ------      ---------      ----------      ---------


     BALANCE AS OF DECEMBER 31, 1998 (RESTATED)       25,214,000           $  252      $  86,782      $  (53,070)     $  33,964
                                                     ===========           ======      =========      ==========      =========

                 See accompanying notes to financial statements.

                           ORBITAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                             1996                   1997                   1998
                                                                             ----                   ----                   ----
                                                                                                                        (RESTATED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...........................................................    $  (4,895)            $    (4,082)           $    (5,679)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
       Depreciation, amortization and other............................        3,981                   5,541                 12,857
       Deferred tax benefit............................................           --                  (1,752)                (3,286)
    Changes in assets and liabilities:
       Increase in receivables and other current assets................          150                     (84)                  (700)
       (Increase) decrease in other assets.............................         (419)                    371                   (532)
       Increase in accounts payable and accrued expenses...............           --                   4,335                 12,370
       Increase (decrease) in deferred revenue.........................          175                   2,005                 (5,172)
                                                                           ---------             -----------            -----------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..........       (1,008)                  6,334                  9,858
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...............................................      (12,617)                (49,029)              (108,533)
    Purchases of restricted held-to-maturity securities................           --                      --                (32,185)
    Purchases of available-for-sale securities.........................           --                (115,751)              (119,783)
    Maturities of restricted held-to-maturity securities...............           --                      --                  7,568
    Maturities of available-for-sale securities........................           --                 102,442                 60,905
    Sales of available-for-sale securities.............................           --                   1,972                 35,818
    Payment for business acquisition...................................           --                      --                 (5,000)
                                                                           ---------             -----------            -----------
         NET CASH USED IN INVESTING ACTIVITIES.........................      (12,617)                (60,366)              (161,210)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term obligations................           --                      --                136,682
    Net proceeds from issuance of common stock warrants................           --                      --                  7,594
    Net proceeds from issuance of preferred stock subject to repurchase           --                  33,547                 21,275
    Net proceeds from issuance of common stock.........................           --                  31,368                     --
    Capital contributed................................................       13,625                      --                     --
                                                                           ---------             -----------            -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES.....................       13,625                  64,915                165,551
                                                                           ---------             -----------            -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS.............................           --                  10,883                 14,199
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........................           --                      --                 10,883
                                                                           ---------             -----------            -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR................................    $      --             $    10,883            $    25,082
                                                                           =========             ===========            ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid......................................................    $      --             $        --            $     9,009
                                                                           =========             ===========            ===========
 NON-CASH ITEMS:
    Preferred stock dividends..........................................           --             $     2,808            $    10,884
    Deemed dividend on issuance of preferred stock subject to
      repurchase.......................................................           --                      --                  9,975
    Capital contributed--tax basis adjustment..........................           --                      --                  3,580
    Capitalized lease obligation.......................................           --                      --                    223
    Capitalized compensatory stock options.............................           --                      --                    119

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

     On February 25, 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss, preferred stock dividends, loss available to common stockholders and loss per common share - basic and diluted were restated as follows for the year ended December 31, 1998 (in thousands, except per share data):

             ORIGINALLY REPORTED:
                Loss before income taxes..............................        $       (8,831)
                Benefit for income taxes..............................                (3,312)
                                                                              ---------------
                Net loss..............................................                (5,519)
                Preferred stock dividends.............................                (7,324)
                                                                              ---------------
                Loss available for common stockholders................        $      (12,843)
                                                                              ===============
                Loss per common share - basic and diluted (1).........        $        (0.51)
                                                                              ==============

             RESTATED:
                Loss before income taxes..............................        $       (8,965)
                Benefit for income taxes..............................                (3,286)
                                                                              ---------------
                Net loss..............................................                (5,679)
                Preferred stock dividends.............................               (20,859)
                                                                              ---------------
                Loss available for common stockholders................        $      (26,538)
                                                                              ===============
                Loss per common share - basic and diluted (1).........        $        (1.05)
                                                                              ===============

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

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

ORBIMAGE has elected to continue to apply the provision of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see Note 16). Compensation expense is recognized over the vesting period for stock option grants to employees that have market values in excess of the strike price. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, ORBIMAGE records costs equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.

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

     Depreciation and amortization are provided using the straight-line method as follows:

                   Ground system assets.................................  8 years
                   Furniture and equipment..............................  3 to 5 years
                   OrbView-1............................................  3 years
                   OrbView-2............................................  7 1/2 years
                   Leasehold improvements...............................  Shorter of estimated useful life of lease or lease term

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

     The following unaudited supplemental financial information presents ORBIMAGE's results of operations for the years ended December 31, 1997 and 1998, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands, except share data):

                                                                                   YEARS ENDED
                                                                                  DECEMBER 31,
                                                                                  ------------
                                                                              1997             1998
                                                                              ----             ----
                                                                                            (RESTATED)
           Revenues...................................................  $      5,531      $     12,486
           Net loss...................................................        (4,213)           (5,681)
           Loss per common share -- basic and diluted (1).............  $      (0.43)         $  (1.05)

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

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

(7)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the years ended December 31, 1997 and 1998 were as follows (in thousands, except share data):


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                           1997                       1998
                                                                                           ----                       ----
                                                                                                                   (RESTATED)
    Numerator for basic and diluted loss per common share:
       Net loss...............................................................  $            (4,082)        $            (5,679)
       Preferred stock dividends..............................................               (2,808)                    (20,859)
                                                                                -------------------         -------------------
    Loss available to common stockholders.....................................  $            (6,890)        $           (26,538)
                                                                                ===================         ===================

     Denominator for basic and diluted loss per common share -- weighted
       average shares (1).....................................................           16,431,854                  25,214,000

    Loss per common share -- basic and diluted (1)............................  $             (0.42)        $             (1.05)
                                                                                ===================         ===================

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and loss per common share for the year ended December 31, 1996 was not considered meaningful.

(8)  SECURITIES

     As of December 31, 1997 and 1998, ORBIMAGE had available-for-sale securities invested primarily in commercial paper with an amortized cost basis of $11.3 million and $34.4 million, respectively. There were no differences between the amortized cost basis of the available-for-sale securities and their fair values.

     As of December 31, 1998, ORBIMAGE had held-to-maturity securities invested in U.S. Treasury securities with a fair value of $25.1 million and an amortized cost basis of $24.9 million, resulting in an unrealized gain of $0.2 million. These securities have maturities ranging from six months to two years and are pledged as security for repayment of interest on the senior notes. There were no held-to-maturity securities as of December 31, 1997.

     Included in cash and cash equivalents was $8.9 million and $24.0 million of commercial paper as of December 31, 1997 and 1998, respectively.

(9)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                         1997              1998
                                                                                         ----              ----
               Land..............................................................      $     213         $     213
               Ground system assets..............................................         15,985            21,450
               Furniture and equipment...........................................             --             1,293
               Leasehold improvements............................................             --               630
               Accumulated depreciation and amortization.........................         (5,144)           (7,630)
                                                                                       ---------         ---------
                         Total...................................................      $  11,054         $  15,956
                                                                                       =========         =========

     Depreciation and amortization totaled $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

(10)  SATELLITES AND RELATED RIGHTS

     Satellites and related rights as of December 31, 1997 and 1998 consisted of the following (in thousands):

                                                                             DECEMBER 31,
                                                                             ------------
                                                                        1997               1998
                                                                        ----               ----
                                                                                        (RESTATED)
             In service:
               OrbView-1........................................ $       12,327      $       12,327
               Accumulated depreciation.........................        (11,513)            (12,327)
                                                                 --------------      --------------
                                                                            814                  --
               OrbView-2 License................................         64,543              64,543
               Accumulated amortization.........................         (1,434)            (10,040)
                                                                 --------------      --------------
                                                                         63,109              54,503
             Satellites in process..............................         40,303             142,206
                                                                 --------------      --------------
                       Total.................................... $      104,226      $      196,709
                                                                 ==============      ==============

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

     The benefit for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following (in thousands):

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                             1996               1997               1998
                                                                             ----               ----               ----
                                                                                                                (RESTATED)
           Current benefit:
             U.S. Federal...........................................           --         $          --      $          --
             State..................................................           --                    --                 --
                                                                              ---         -------------      -------------
                     Total current benefit..........................           --                    --                 --
           Deferred benefit:
             U.S. Federal...........................................           --                 1,533              2,979
             State..................................................           --                   219                307
                                                                              ---         -------------      -------------
                     Total deferred benefit.........................           --                 1,752              3,286
                                                                              ---         -------------      -------------
                     Total benefit for income taxes.................           --         $       1,752      $       3,286
                                                                              ===         =============      =============

     The income tax benefit for the years ended December 31, 1996, 1997 and 1998 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                          1996               1997               1998
                                                                          ----               ----               ----
                                                                                                              (RESTATED)
          U.S. Federal statutory rate............................        (34.0)%            (34.0)%            (34.0)%
          Tax sharing agreement with Orbital.....................         34.0                 --                 --
          State income taxes.....................................           --                 --               (2.3)
          Other..................................................           --                4.0               (0.4)
                                                                    ----------          ---------         ----------
          Effective rate.........................................          0.0%             (30.0)%            (36.7)%
                                                                    ==========          =========         ==========

     The tax effects of significant temporary differences as of December 31, 1997 and 1998 were as follows (in thousands):

                                                                                                      DECEMBER 31,
                                                                                                      ------------
                                                                                                 1997             1998
                                                                                                 ----             ----
                               Deferred tax assets:                                                            (RESTATED)
                                  Differences in revenue recognition......................  $     14,949     $     12,162
                                  Net operating loss carryforward.........................           585            5,878
                                  Other...................................................            62              172
                                                                                            ------------     ------------
                               Deferred tax assets........................................  $     15,596     $     18,212
                                                                                            ============     ============
                               Deferred tax liabilities:
                                  Differences in the tax treatment of satellites and
                                      related rights......................................  $     26,258     $     22,008
                                                                                            ============     ============

     As of December 31, 1998, ORBIMAGE had U.S. Federal net operating loss carryforwards totaling $16.6 million (restated), which expire beginning the year ending December 31, 2012.

(12)  SENIOR NOTES

General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million (restated) to the senior notes and $7.9 million (restated) to the value of the warrants recorded as a debt discount. The debt discount is amortized as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4% (restated). As of December 31, 1998, the senior notes had a fair value of $150.0 million as estimated by quoted market prices.

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

(13)  LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) as of December 31, 1998 were as follows (in thousands):


                                                    OPERATING             CAPITAL
                                                    ---------             -------
             1999...........................       $     132            $      135
             2000...........................              11                   115
                                                   ---------            ----------
                                                   $     143                   250
                                                   =========
             Less: Interest at 12%..........                                   (26)
             Less: Current portion..........                                  (116)
                                                                        ----------
             Total..........................                            $      108
                                                                        ==========

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

The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1997 and 1998 (dollars in thousands):

                                                                                                 SHARES                 AMOUNT
                                                                                                 ------                 ------
                        BALANCE AS OF DECEMBER 31, 1996................................                    -       $            -
                              Shares issued in private offering, net.                                372,705               33,547
                              Preferred stock dividends paid in shares.................               20,182                2,018
                              Accrual of preferred stock dividends.....................                    -                  790
                                                                                          ------------------       --------------

                        BALANCE AS OF DECEMBER 31, 1997................................              392,887               36,355
                              Shares issued in private offerings, net                                227,295               21,275
                              Deemed dividend on issuance of preferred stock subject
                                to repurchase....................................                          -                9,975
                              Preferred stock dividends paid in shares.................               67,394                8,906
                              Accrual of preferred stock dividends.....................                    -                1,978
                                                                                          ------------------       --------------

                        BALANCE AS OF DECEMBER 31, 1998 (RESTATED).....................              687,576       $       78,489
                                                                                          ==================       ==============

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

                                                                                                WEIGHTED
                                                     NUMBER OF           OPTION PRICE           AVERAGE            OUTSTANDING AND
                                                       SHARES             PER SHARE          EXERCISE PRICE          EXERCISABLE
                                                       ------             ---------          --------------          -----------
OUTSTANDING AS OF DECEMBER 31, 1995..........                --                   --                   --                        --
    Granted..................................         1,408,000      $          3.60          $      3.60
    Exercised................................                --                   --                   --
    Canceled or expired......................                --                   --                   --
                                                 --------------      ---------------       --------------         -----------------
OUTSTANDING AS OF DECEMBER 31, 1996..........         1,408,000                 3.60                 3.60                   352,000
    Granted..................................           498,000                 4.17                 4.17
    Exercised................................           (14,000)                3.60                 3.60
    Canceled or expired......................            (8,000)                3.60                 3.60
                                                 --------------      ---------------       --------------         -----------------
OUTSTANDING AS OF DECEMBER 31, 1997..........         1,884,000            3.60-4.17                 3.75                   707,250
    Granted..................................           761,500            4.17-5.10                 4.55
    Exercised................................                --                   --                  --
    Canceled or expired......................            (9,000)           4.17-5.10                 4.69
                                                 --------------      ---------------       --------------         -----------------
OUTSTANDING AS OF DECEMBER 31, 1998..........         2,636,500      $     3.60-5.10       $         3.98                 1,181,451
                                                 ==============      ===============       ==============         =================

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

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                            1996                  1997                  1998
                                                                            ----                  ----                  ----
                      Volatility..................................            0.0%                  0.0%                  0.0%
                      Dividend yield..............................            0.0%                  0.0%                  0.0%
                      Risk-free interest rate.....................            5.8%                  6.0%                  5.5%
                      Expected average life.......................      4.5 years             4.5 years             6.0 years
                      Weighted average exercise price per share...     $     3.60            $     3.75            $     3.98

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

     Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's pro forma net loss and pro forma basic loss per common share would have been approximately $4.4 million and $0.44, respectively, for the year ended December 31, 1997 and $6.3 million (restated) and $1.08 (restated), respectively, for the year ended December 31, 1998. Pro forma diluted loss per common share for the years ended December 31, 1997 and 1998 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive. Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's net loss would have been approximately $5.3 million for the year ended December 31, 1996. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and pro forma loss per common share for the year ended December 31, 1996 was not considered meaningful. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income
(loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

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

                                  EXHIBIT INDEX

(a)  EXHIBITS

        Exhibit
        Number                                        Description
        --------    -----------------------------------------------------------------------------
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