Form 10-Q/A
period 1999-03-31
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

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

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 1 such restated condensed consolidated financial statements for the three months ended March 31, 1999, and other information relating to such restated condensed consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the three months ended March 31, 1999 is included in Item 2 of this amendment and in the Notes to Condensed Consolidated Financial Statements included in
Item 1 of this amendment.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          ORBITAL IMAGING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                  DECEMBER 31,     MARCH 31,
                                                                                      1998           1999
                                                                                      ----           ----
         Current assets:                                                           (RESTATED)     (RESTATED)
               Cash and cash equivalents.......................................     $ 25,082        $ 20,298
               Available-for-sale securities, at fair value....................       34,401          16,274
               Restricted held-to-maturity securities, at amortized cost.......       16,724          16,798
               Receivables and other current assets, net.......................        3,199           2,260
                                                                                    --------        --------
                    Total current assets.......................................       79,406          55,630

         Restricted held-to-maturity securities, at amortized cost.............        7,813               -
         Property, plant and equipment, at cost, less accumulated
               depreciation of $7,360 and $8,336, respectively.................       15,956          17,277
         Satellites and related rights, at cost, less accumulated
               depreciation and amortization of $22,367 and
               $24,518, respectively...........................................      196,709         215,421
         Other assets..........................................................        8,194           8,344
                                                                                    --------        --------

               Total assets....................................................     $308,078        $296,672
                                                                                    ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
               Accounts payable and accrued expenses...........................     $ 16,879        $  9,165
               Current portion of deferred revenue.............................        8,522           8,393
               Deferred tax liabilities........................................          580               -
                                                                                    --------        --------
                    Total current liabilities..................................       25,981          17,558

         Senior notes..........................................................      142,622         142,791
         Deferred revenue, net of current portion..............................       23,698          21,607
         Deferred tax liabilities..............................................        3,216           3,176
         Capitalized lease obligation, net of current portion..................          108              80
                                                                                    --------        --------

               Total liabilities...............................................      195,625         185,212

         Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
               2,000,000 shares authorized, 687,576 shares issued and
               outstanding, respectively (liquidation value of $70,133 and
               $72,196, respectively)..........................................       78,489          81,457

         Stockholders' equity:
               Common stock, par value $0.01; 75,000,000 shares authorized;
                    25,214,000 shares issued and outstanding...................          252             252
               Additional paid-in-capital......................................       86,782          86,882
               Accumulated deficit............................................       (53,070)        (57,131)
                                                                                    --------        --------

               Total stockholders' equity......................................       33,964          30,003
                                                                                    --------        --------

               Total...........................................................     $308,078        $296,672
                                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                          1998                           1999
                                                                          ----                           ----
                                                                       (RESTATED)                     (RESTATED)
           Revenues..........................................          $     2,417                    $     3,316

           Direct expenses...................................                4,189                          4,025
                                                                       -----------                    -----------

           Gross loss........................................               (1,772)                          (709)

           Selling, general and administrative expenses......                1,024                          1,953
                                                                       -----------                    -----------

           Loss from operations..............................               (2,796)                        (2,662)

           Interest income...................................                1,043                            949
                                                                       -----------                    -----------

           Loss before benefit for income taxes..............               (1,753)                        (1,713)

           Benefit for income taxes..........................               (1,716)                          (620)
                                                                       -----------                    -----------

           Net loss..........................................          $       (37)                   $    (1,093)
                                                                       ============                   ===========

           Loss per common share - basic and diluted (1).....          $     (0.49)                   $     (0.16)
           Loss available to common stockholders.............          $   (12,425)                   $    (4,061)

           Weighted average shares outstanding - basis and
           diluted (1).......................................           25,214,000                     25,214,000


-------------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.


     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK             ADDITIONAL
                                                       ------------              PAID-IN        ACCUMULATED
                                                  SHARES          AMOUNT         CAPITAL          DEFICIT            TOTAL
                                                  ------          ------         -------          -------            -----
         BALANCE AS OF DECEMBER 31, 1997.....   25,214,000         $ 252          $75,285        $(26,532)          $49,005

              Issuance of common stock
              warrants.......................            -             -            7,594               -             7,594
              Deemed dividend on issuance of
                   preferred stock subject to
                   repurchase................            -             -                -          (9,975)           (9,975)
              Issuance of stock options......            -             -               50               -                50
              Preferred stock dividends......            -             -                -          (2,413)           (2,413)
              Net loss.......................            -             -                -             (37)              (37)
                                                 ---------         -----          -------        --------           -------

         BALANCE AS OF MARCH 31, 1998
             (RESTATED)......................   25,214,000         $ 252          $82,929        $(38,957)          $44,224
                                                ==========         =====          =======        ========           =======

         BALANCE AS OF DECEMBER 31, 1998
             (RESTATED)......................   25,214,000         $ 252          $86,782        $(53,070)          $33,964

             Issuance of stock options.......            -             -              100               -               100
             Preferred stock dividends.......            -             -                -          (2,968)           (2,968)
             Net loss........................            -             -                -          (1,093)           (1,093)
                                                 ---------         -----          -------        --------           -------

         BALANCE AS OF MARCH 31, 1999
             (RESTATED).....................    25,214,000         $ 252          $86,882        $(57,131)          $30,003
                                                ==========         =====          =======        ========           =======


     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------
                                                                               1998              1999
                                                                               ----              ----
                                                                            (RESTATED)        (RESTATED)
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss...................................................      $     (37)        $ (1,093)
            Adjustments to reconcile net loss to net cash
                  provided by (used in) operating activities:
                       Depreciation, amortization and other............          3,492            3,172
                       Deferred tax benefit............................         (1,716)            (620)
            Changes in assets and liabilities:
                       Increase in receivables and other current assets           (526)            (578)
                       (Increase) decrease in other assets.............           (264)             256
                       Increase (decrease) in accounts payable and
                         accrued expenses..............................          2,981           (7,715)
                       Increase (decrease) in deferred revenue.........            942           (2,220)
                                                                             ---------         --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........          4,872           (8,798)

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures.......................................        (17,428)         (22,850)
            Purchases of held-to-maturity securities...................        (32,896)               -
            Purchases of available-for-sale securities.................         (9,801)          (7,350)
            Maturities of held-to-maturity securities..................              -            8,471
            Maturities of available-for-sale securities................          5,400           21,458
            Sales of available-for-sale securities.....................            999            4,386
                                                                             ---------         --------
            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES........        (53,726)           4,115

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds (costs) from issuance of long-term obligations        137,672              (73)
            Repayment of capitalized lease obligation..................              -              (28)
            Net proceeds from issuance of common stock warrants........          7,594                -
            Net proceeds from issuance of preferred stock subject to
            repurchase.................................................         21,318                -
                                                                             ---------         --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........        166,584             (101)
                                                                             ---------         --------

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................        117,730           (4,784)

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................         10,883           25,082
                                                                             ---------         --------
       CASH AND CASH EQUIVALENTS, END OF PERIOD........................      $ 128,613         $ 20,298
                                                                             =========         ========

       SUPPLEMENTAL CASH FLOW INFORMATION:
         Interest paid.................................................      $       -         $  8,719
                                                                             =========         ========

       NON-CASH ITEMS:
         Deemed dividend on issuance of preferred stock subject to
         repurchase....................................................      $   9,975         $      -
         Preferred stock dividends.....................................          2,413            2,968
         Capitalized compensatory stock options........................             13               50

     See accompanying notes to condensed consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)

(1)    BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1998, which are included in Orbital Imaging Corporation's Form 10-K/A filed with the SEC. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

    We will refer to Orbital Imaging Corporation as "ORBIMAGE."

     On February 25, 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss, preferred stock dividends, loss available to common stockholders and loss per common share-basic and diluted were restated as follows for the three months ended March 31, 1998 and 1999 (in thousands, except per share data):

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                 1998                       1999
                                                                 ----                       ----
ORIGINALLY REPORTED:
   Loss before income taxes.......................            $   (1,716)                $    (1,653)
   Benefit for income taxes.......................                (1,716)                       (620)
                                                              -----------                ------------
   Net loss.......................................                     -                      (1,033)
   Preferred stock dividends......................                (1,438)                     (2,063)
                                                              -----------                ------------
   Loss available for common stockholders.........            $   (1,438)                $    (3,096)
                                                              ===========                ============
   Loss per common share - basic and diluted (1)..            $    (0.06)                $     (0.12)
                                                              ===========                ============

RESTATED:
   Loss before income taxes.......................            $   (1,753)                $    (1,713)
   Benefit for income taxes.......................                (1,716)                       (620)
                                                              -----------                ------------
   Net loss.......................................                   (37)                     (1,093)
   Preferred stock dividends......................               (12,388)                     (2,968)
                                                              -----------                ------------
   Loss available for common stockholders.........            $  (12,425)                $    (4,061)
                                                              ===========                ============
   Loss per common share - basic and diluted (1)..            $    (0.49)                $     (0.16)
                                                              ===========                ============

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

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

(6)  LOSS PER COMMON SHARE

    The computations of basic and diluted loss per common share for the three months ended March 31, 1998 and 1999 were as follows (in thousands, except share data):

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------
                                                                                     1998                1999
                                                                                     ----                ----
                                                                                  (RESTATED)          (RESTATED)
                   Numerator for basic and diluted loss per
                   common share:
                      Net loss......................................          $            (37)   $         (1,093)
                      Preferred stock dividends.....................                   (12,388)             (2,968)
                                                                              ----------------    ----------------
                   Loss available to common stockholders............          $        (12,425)   $         (4,061)
                                                                              ================    ================

                   Denominator for basic and diluted loss per
                      common share -- weighted average shares (1)...                25,214,000          25,214,000

                   Loss per common share -- basic and diluted (1)...          $          (0.49)  $           (0.16)
                                                                              ==================  =================

----------------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(7)  PREFERRED STOCK SUBJECT TO REPURCHASE

The activity in the preferred stock subject to repurchase was as follows for the three months ended March 31, 1998 and 1999 (dollars in thousands):

                                                                              SHARES        AMOUNT
                                                                              ------        ------
                           BALANCE AS OF DECEMBER 31, 1997................    392,887    $   36,355
                              Shares issued in private offering, net......    227,295        21,275
                              Deemed dividend on issuance of preferred
                                stock subject to repurchase...............          -         9,975
                              Accrual of preferred stock dividends........          -         2,413
                                                                           ----------    ----------
                           BALANCE AS OF MARCH 31, 1998 (RESTATED)........    620,182    $   70,018
                                                                           ==========    ==========

                           BALANCE AS OF DECEMBER 31, 1998 (RESTATED).....    687,576    $   78,489
                              Accrual of preferred stock dividends........          -         2,968
                                                                           ----------    ----------
                           BALANCE AS OF MARCH 31, 1999 (RESTATED)........    687,576    $   81,457
                                                                           ==========    ==========

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

    Restatement. In consultation with its new independent auditors retained in July 1999, ORBIMAGE determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (1) of the Notes to Condensed Consolidated Financial Statements.

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

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $1.0 million and $2.0 million (restated) for the three months ended March 31, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, ORBIMAGE had approximately $36.6 million of cash, cash equivalents and available-for-sale securities. On April 22, 1999, ORBIMAGE completed the 1999 Offering raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering raising net proceeds of $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.4% (restated). Out of the net proceeds of the two offerings, ORBIMAGE purchased approximately $39.0 million of U.S. Treasury securities to fund the interest payments on the senior notes through March 1, 2000. As of March 31, 1999, restricted held-to-maturity securities totaled $16.8 million.

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

    Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $57.1 million (restated) through March 31, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the fourth quarter of 2000. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 1999, ORBIMAGE had senior notes outstanding of $142.8 million (restated) with a fair value of $145.5 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

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

                                      ORBITAL IMAGING CORPORATION

DATED:  March 30, 2000                     By:  /s/ Gilbert D. Rye
                                                ------------------
                                              Gilbert D. Rye, President
                                                and Chief Executive Officer

DATED:  March 30, 2000                     By:  /s/ Armand D. Mancini
                                               ----------------------
                                              Armand D. Mancini, Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.

                              EXHIBIT NUMBER                                 DESCRIPTION
                           -------------------------------------------------------------------------------------------
                                   3.1+           Second Amended and Restated Certificate of
                                                  Incorporation of ORBIMAGE.

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