Form 10-Q/A
period 1999-06-30
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

================================================================================

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

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 1 such restated condensed financial statements for the three and six months ended June 30, 1999, and other information relating to such restated condensed consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the three and six months ended June 30, 1999 is included in Item 2 of this amendment and in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this amendment.

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                             ASSETS

                                                                                               DECEMBER 31,           JUNE 30,
                                                                                                   1998                 1999
                                                                                                   ----                 ----
Current assets:                                                                                 (RESTATED)           (RESTATED)
      Cash and cash equivalents..............................................................  $     25,082         $     70,785
      Available-for-sale securities, at fair value...........................................        34,401                9,526
      Restricted held-to-maturity securities, at amortized cost..............................        16,724               24,196
      Receivables and other current assets, net..............................................         3,199                2,555
                                                                                               ------------         ------------
           Total current assets..............................................................        79,406              107,062

Restricted held-to-maturity securities, at amortized cost....................................         7,813                    -
Property, plant and equipment, at cost, less accumulated
      depreciation of $7,360 and $9,092, respectively........................................        15,956               29,647
Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $22,367 and
      $26,670, respectively..................................................................       196,709              217,767
Other assets.................................................................................         8,194               10,813
                                                                                               ------------         ------------

      Total assets...........................................................................  $    308,078         $    365,289
                                                                                               ============         ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses..................................................  $     16,879         $     12,336
      Current portion of deferred revenue....................................................         8,522                8,376
      Deferred tax liabilities...............................................................           580                    -
                                                                                               ------------         ------------
           Total current liabilities.........................................................        25,981               20,712

Senior notes.................................................................................       142,622              213,868
Deferred revenue, net of current portion.....................................................        23,698               19,516
Deferred tax liabilities.....................................................................         3,216                1,849
Capitalized lease obligation, net of current portion.........................................           108                   51
                                                                                               ------------         ------------
      Total liabilities......................................................................       195,625              255,996


Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
     2,000,000 shares authorized, 687,576 and 728,832 shares issued and outstanding, respectively (liquidation value of $70,133
     and $74,341, respectively)..............................................................        78,489               84,878

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding..........................................           252                  252
      Additional paid-in-capital.............................................................        86,782               86,991
      Accumulated deficit....................................................................       (53,070)             (62,828)
                                                                                               ------------         ------------

      Total stockholders' equity.............................................................        33,964               24,415
                                                                                               ------------         ------------

      Total..................................................................................  $    308,078         $    365,289
                                                                                               ============         ============

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------        -----------------------------
                                                                     1998            1999                  1998           1999
                                                                ------------      -----------        ------------      -----------
                                                                  (RESTATED)       (RESTATED)          (RESTATED)      (RESTATED)

Revenues........................................................$      2,922     $      3,410        $      5,338     $      6,725

Direct expenses ................................................       3,904            4,330               8,093            8,354
                                                                ------------     ------------        ------------     ------------

Gross loss .....................................................        (982)            (920)             (2,755)          (1,629)

Selling, general and administrative expenses ...................       2,289            2,890               3,313            4,843
                                                                ------------     ------------        ------------     ------------

Loss from operations ...........................................      (3,271)          (3,810)             (6,068)          (6,472)

Interest income, net of interest expense of $1,979, $991,
   $1,979 and $991, respectively ...............................         278              207               1,322            1,156
                                                                ------------     ------------        ------------     ------------

Loss before benefit for income taxes ...........................      (2,993)          (3,603)             (4,746)          (5,316)

Benefit for income taxes .......................................      (1,446)          (1,327)             (3,162)          (1,947)
                                                                ------------     ------------        ------------     ------------

Net loss........................................................$     (1,547)    $     (2,276)       $     (1,584)    $     (3,369)
                                                                ============     ============        ============     ============

Loss per common share - basic and diluted (1)...................$      (0.17)    $      (0.23)       $      (0.66)    $      (0.39)
Loss available to common stockholders...........................$     (4,306)    $     (5,697)       $    (16,731)    $     (9,758)

Weighted average shares outstanding - basic and diluted
   (1) .........................................................  25,214,000       25,214,000          25,214,000       25,214,000

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

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                           COMMON STOCK              ADDITIONAL
                                                    ---------------------------        PAID-IN       ACCUMULATED
                                                     SHARES            AMOUNT          CAPITAL          DEFICIT             TOTAL
                                                    ----------       ----------       ----------       ----------        ----------
 BALANCE AS OF DECEMBER 31, 1997 .............      25,214,000       $      252       $   75,285       $  (26,532)       $   49,005

      Issuance of common stock warrants ......               -                -            7,594                -             7,594
      Deemed dividend on issuance of preferred
        stock subject to repurchase ..........               -                -                -           (9,975)           (9,975)
      Issuance of compensatory stock options .               -                -              126                -               126
      Preferred stock dividends ..............               -                -                -           (5,172)           (5,172)
      Net loss ...............................               -                -                -           (1,584)           (1,584)
                                                    ----------       ----------       ----------       ----------        ----------

 BALANCE AS OF JUNE 30, 1998 (RESTATED) ......      25,214,000       $      252       $   83,005       $  (43,263)       $   39,994
                                                    ==========       ==========       ==========       ==========        ==========



 BALANCE AS OF DECEMBER 31, 1998 (RESTATED) ..      25,214,000       $      252       $   86,782       $  (53,070)       $   33,964

      Issuance of stock options ..............               -                -              209                -               209
      Preferred stock dividends ..............               -                -                -           (6,389)           (6,389)
      Net loss ...............................               -                -                -           (3,369)           (3,369)
                                                    ----------       ----------       ----------       ----------        ----------

 BALANCE AS OF JUNE 30, 1999 (RESTATED) ......      25,214,000       $      252       $   86,991       $  (62,828)       $   24,415
                                                    ==========       ==========       ==========       ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                1998                    1999
                                                                                ----                    ----
                                                                             (RESTATED)              (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..............................................................       $  (1,584)       $  (3,369)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation, amortization and other .......................           6,928            6,535
                Deferred tax benefit .......................................          (3,162)          (1,947)
     Changes in assets and liabilities:
                Increase in receivables and other current assets ...........          (1,366)          (1,058)
                (Increase) decrease in other assets ........................            (393)             225
                Increase (decrease) in accounts payable and accrued expenses          12,608           (4,544)
                Decrease in deferred revenue ...............................          (1,036)          (4,328)
                                                                                   ---------        ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...................          11,995           (8,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..................................................         (41,794)         (40,428)
     Purchases of restricted held-to-maturity securities ...................         (32,896)          (7,306)
     Purchases of available-for-sale securities ............................         (71,165)         (10,908)
     Maturities of restricted held-to-maturity securities ..................               -            8,471
     Maturities of available-for-sale securities ...........................          15,400           30,458
     Sales of available-for-sale securities ................................             999            5,877
     Payment for business acquisition ......................................          (4,000)               -
                                                                                   ---------        ---------
     NET CASH USED IN INVESTING ACTIVITIES .................................        (133,456)         (13,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term obligations ...................         137,266           68,082
     Repayment of capitalized lease obligation .............................               -              (57)
     Net proceeds from issuance of common stock warrants ...................           7,594                -
     Net proceeds from issuance of preferred stock subject to repurchase ...          21,275                -
                                                                                   ---------        ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .............................         166,135           68,025
                                                                                   ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS ......................................          44,674           45,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................          10,883           25,082
                                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................       $  55,557        $  70,785
                                                                                   =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ............................................................       $       -        $   8,719
                                                                                   =========        =========

NON-CASH ITEMS:
  Deemed dividend on issuance of preferred stock subject to repurchase .....       $   9,975        $       -
  Preferred stock dividends ................................................           5,172            6,389
  Capitalized compensatory stock options ...................................              41               85

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

    We will refer to Orbital Imaging Corporation as "ORBIMAGE."

     On February 25, 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE'S loss before income taxes, benefit for income taxes, net loss, preferred stock dividends loss available to common stockholders and loss per common share-basic and diluted were restated as follows for the three and six months ended June 30, 1998, and 1999 (in thousands, except per share data):





                                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------     ------------------------
                                                                       1998            1999          1998           1999
                                                                      -------        -------        -------        -------
   ORIGINALLY REPORTED:
      Loss before income taxes ...................................    $(2,967)       $ (3,557)      $(4,683)       $(5,210)
      Benefit for income taxes ...................................     (1,454)         (1,334)       (3,170)        (1,954)
                                                                      -------        --------       -------        -------
      Net loss....................................................     (1,513)         (2,223)       (1,513)        (3,256)
      Preferred stock dividends...................................     (1,916)         (2,146)       (3,354)        (4,209)
                                                                      -------        --------       -------        -------
      Loss available for common stockholders......................    $(3,429)       $ (4,369)      $(4,867)       $(7,465)
                                                                      =======        ========       =======        =======
      Loss per common share - basic and diluted (1)...............    $ (0.14)       $  (0.17)      $ (0.19)       $ (0.30)
                                                                      =======        ========       =======        =======

   RESTATED:
      Loss before income taxes ...................................    $(2,993)       $ (3,603)      $(4,746)       $(5,316)
      Benefit for income taxes ...................................     (1,446)         (1,327)       (3,162)        (1,947)
                                                                      -------        --------       -------        -------
      Net loss....................................................     (1,547)         (2,276)       (1,584)        (3,369)
      Preferred stock dividends...................................     (2,759)         (3,421)      (15,147)        (6,389)
                                                                      -------        --------       -------        -------
      Loss available for common stockholders......................    $(4,306)       $ (5,697)     $(16,731)       $(9,758)
                                                                      =======        ========       =======        =======
      Loss per common share - basic and diluted (1)...............    $ (0.17)        $ (0.23)      $ (0.66)       $ (0.39)
                                                                      =======        =========      =======        =======

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

(3)  INTEREST CAPITALIZATION

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. Capitalized interest totaled $2.5 million and $5.5 million (restated) for the three months ended June 30, 1998 and 1999, respectively, and $4.2 million and $10.1 million for the six months ended June 30, 1998 and 1999, respectively.

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

 (6)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the three months and six months ended June 30, 1998 and 1999 were as follows (in thousands, except share data):


                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               ------------------------------        -------------------------------
                                                                           JUNE 30,                             JUNE 30,
                                                                           -------                              --------
                                                                  1998              1999                1998              1999
                                                               ------------      ------------        ------------      ------------
                                                                 (RESTATED)        (RESTATED)          (RESTATED)        (RESTATED)

Numerator for basic and diluted loss per common share:
   Net loss ................................................   $     (1,547)     $     (2,276)       $     (1,584)     $     (3,369)
   Preferred stock dividends ...............................         (2,759)           (3,421)            (15,147)           (6,389)
                                                               ------------      ------------        ------------      ------------
Loss available to common stockholders ......................   $     (4,306)     $     (5,697)       $    (16,731)     $     (9,758)
                                                               ============      ============        ============      ============

Denominator for basic and diluted loss per common share --
   weighted average shares (1) .............................     25,214,000        25,214,000          25,214,000        25,214,000

Loss per common share -- basic and diluted (1) .............   $      (0.17)     $      (0.23)       $      (0.66)     $      (0.39)
                                                               ============      ============        ============      ============

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

(8)    PREFERRED STOCK SUBJECT TO REPURCHASE

       The activity in the preferred stock subject to repurchase was as follows for the six months ended June 30, 1998 and 1999 (dollars in thousands):



                                                                        SHARES             AMOUNT
                                                                    -------------     --------------
BALANCE AS OF DECEMBER 31, 1997................................           392,887     $       36,355
   Shares issued in private offering, net......................           227,295             21,275
   Deemed dividend on issuance of preferred stock subject to
      repurchase...............................................                 -              9,975
   Preferred stock dividends paid in shares....................            28,471              3,306
   Accrual of preferred stock dividends........................                 -              1,866
                                                                    -------------     --------------
BALANCE AS OF JUNE 30, 1998 (RESTATED).........................           648,653     $       72,777
                                                                    =============     ==============

BALANCE AS OF DECEMBER 31, 1998 (RESTATED).....................           687,576     $       78,489
   Preferred stock dividends paid in shares....................            41,256              4,205
   Accrual of preferred stock dividends........................                 -              2,184
                                                                    -------------     --------------
BALANCE AS OF JUNE 30, 1999 (RESTATED).........................           728,832     $       84,878
                                                                    =============     ==============

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were $2.3 million (restated) and $2.9 million (restated) for the three months ended June 30, 1998 and 1999, respectively, and $3.3 million (restated) and $4.8 million (restated) for the six months ended June 30, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations, including the acquisition of TRIFID.

     Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes, net of applicable capitalized interest. Interest income was $0.3 million and $0.2 million for the three months ended June 30, 1998 and 1999, respectively, which is net of interest expense of $2.0 million and $1.0 million, respectively. Interest income was $1.3 million and $1.2 million (restated) for the six months ended June 30, 1998 and 1999, respectively, which is net of interest expense of approximately $2.0 million and $1.0 million, respectively. Capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system totaled $2.5 million and $5.5 million (restated) for the three months ended June 30, 1998 and 1999, respectively, and $4.2 million and $10.1 million for the six months ended June 30, 1998 and 1999, respectively. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

     Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of $1.4 million (restated) and $1.3 million for the three months ended June 30, 1998 and 1999, respectively, and $3.2 million and $1.9 million (restated) for the six months ended June 30, 1998 and 1999, respectively. The tax benefits result from net operating losses generated during the period in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which had been previously deducted for tax purposes.

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

     Operating activities provided cash of approximately $12.0 million and used cash of $8.5 million (restated) during the six months ended June 30, 1998 and 1999, respectively. The decrease in operating cash flow from 1998 to 1999 is primarily attributable to decreases in accounts payable and accrued expenses, and deferred revenue of $17.2 million and $3.3 million, respectively.

     Investing activities used cash of approximately $133.5 million and provided cash of $13.8 million (restated) for the six months ended June 30, 1998 and 1999, respectively. The increase in the cash provided by investing activities from 1998 to 1999 is attributable primarily to the purchase of the pledged securities and the net maturities (net of purchases) of available-for-sale securities, partially offset by increased capital expenditures. After completion of the 1998 Offering and the 1999 Offering, ORBIMAGE invested the proceeds from the offerings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities.

     Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the six months ended June 30, 1998 and 1999 were approximately $41.8 million and $40.4 million (restated), respectively. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems, is estimated to be approximately $285 million, which amount does not include approximately $31 million to be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of June 30, 1999, ORBIMAGE had incurred costs of approximately $251 million, excluding insurance.

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

     Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $62.8 million (restated) through June 30, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the first quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 1999, ORBIMAGE had senior notes outstanding of $213.9 million (restated) with a fair value of $204.8 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

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



          EXHIBIT NUMBER                     DESCRIPTION
   ---------------------------- ------------------------------------------------

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

                10.18**         ORBIMAGE Ground Station Contract No.
                                OGS-99-02-01 dated as of May 26, 1999 by and between ORBIMAGE and MDA.

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