Form 10-Q/A
period 1999-09-30
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

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

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This amendment includes in Item 1 such restated condensed financial statements for the three and nine months ended September 30, 1999, and other information relating to such restated condensed consolidated financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the three and nine months ended September 30, 1999 is included in Item 2 of this amendment and in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this amendment.

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

ITEM 1            FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                                         1998             1999
                                                                                                         ----             ----
Current assets:                                                                                       (RESTATED)       (RESTATED)
      Cash and cash equivalents................................................................      $     25,082     $     21,751
      Available-for-sale securities, at fair value.............................................            34,401           35,796
      Restricted held-to-maturity securities, at amortized cost................................            16,724           12,810
      Receivables and other current assets, net................................................             3,199            5,123
                                                                                                     ------------     ------------
           Total current assets................................................................            79,406           75,480

Restricted held-to-maturity securities, at amortized cost......................................             7,813                -
Property, plant and equipment, at cost, less accumulated
      depreciation of $7,360 and $9,888, respectively..........................................            15,956           30,938
Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $22,367 and
      $28,821, respectively....................................................................           196,709          239,025
Other assets...................................................................................             8,194           10,604
                                                                                                     ------------     ------------

      Total assets.............................................................................      $    308,078     $    356,047
                                                                                                     ============     ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses....................................................      $     16,879     $      5,919
      Current portion of deferred revenue......................................................             8,522            9,530
      Deferred tax liabilities.................................................................               580                -
                                                                                                     ------------     ------------
           Total current liabilities...........................................................            25,981           15,449

Senior notes...................................................................................           142,622          214,260
Deferred revenue, net of current portion.......................................................            23,698           17,425
Deferred tax liabilities.......................................................................             3,216              994
Capitalized lease obligation, net of current portion...........................................               108                -
                                                                                                     ------------     ------------
      Total liabilities........................................................................           195,625          248,128


Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible,
     2,000,000 shares authorized, 687,576 and 728,832 shares issued
     and outstanding, respectively (liquidation value of $70,133 and $76,527, respectively)....            78,489           88,156

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding............................................               252              252
      Additional paid-in-capital...............................................................            86,782           87,107
      Accumulated deficit......................................................................           (53,070)         (67,596)
                                                                                                     ------------     ------------

      Total stockholders' equity...............................................................            33,964           19,763
                                                                                                     ------------     ------------

      Total....................................................................................      $    308,078     $    356,047
                                                                                                     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------   --------------------------------
                                                                 1998                1999             1998                 1999
                                                                 ----                ----             ----                 ----
                                                              (RESTATED)          (RESTATED)        (RESTATED)          (RESTATED)

Revenues.................................................  $      3,209        $      6,410        $      8,547        $     13,135

Direct expenses .........................................         3,505               5,830              11,598              14,183
                                                           ------------        ------------        ------------        ------------

Gross profit (loss)                                                (296)                580              (3,051)             (1,048)
Selling, general and administrative expenses ............         2,066               3,533               5,379               8,377
                                                           ------------        ------------        ------------        ------------

Loss from operations ....................................        (2,362)             (2,953)             (8,430)             (9,425)

Interest income (expense), net of interest expense of
   $2,132, $660, $4,111 and $1,640, respectively ........          (125)                608               1,197               1,764
                                                           ------------        ------------        ------------        ------------

Loss before benefit for income taxes ....................        (2,487)             (2,345)             (7,233)             (7,661)

Benefit for income taxes ................................          (313)               (855)             (3,475)             (2,802)
                                                           ------------        ------------        ------------        ------------

Net loss.................................................  $     (2,174)       $     (1,490)       $     (3,758)       $     (4,859)
                                                           ============        ============        ============        ============

Loss per common share - basic and diluted (1)............  $      (0.20)       $      (0.19)       $      (0.86)       $      (0.58)
Loss available to common stockholders....................  $     (4,974)       $     (4,768)       $    (21,705)       $    (14,526)

Weighted average shares outstanding - basic and diluted
(1)......................................................    25,214,000          25,214,000          25,214,000          25,214,000

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

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             UNREALIZED
                                                      COMMON STOCK          ADDITIONAL         GAIN ON
                                                 -----------------------     PAID-IN        AVAILABLE-FOR   ACCUMULATED
                                                  SHARES         AMOUNT      CAPITAL       SALE SECURITIES     DEFICIT       TOTAL
                                                 ----------     --------    ----------     ---------------   ----------    ---------

BALANCE AS OF DECEMBER 31, 1997...............   25,214,000     $   252     $   75,285         $     -       $ (26,532)     $49,005
     Issuance of common stock warrants........            -           -          7,594               -               -        7,594
     Deemed dividend on issuance of preferred
       stock subject to repurchase............            -           -              -               -          (9,975)      (9,975)
     Issuance of compensatory stock options...            -           -            224               -               -          224
     Preferred stock dividends................            -           -              -               -          (7,972)      (7,972)
     Change in unrealized gain on
       available-for-sale securities..........            -           -              -               6               -            6
     Net loss.................................            -           -              -               -          (3,758)      (3,758)
                                               ------------     -------     ----------         -------       ---------    ---------


BALANCE AS OF SEPTEMBER 30, 1998 (RESTATED)...   25,214,000     $   252     $   83,103         $     6       $ (48,237)     $35,124
                                               ============     =======     ==========         =======       =========      =======



BALANCE AS OF DECEMBER 31, 1998 (RESTATED)....   25,214,000     $   252     $   86,782         $     -       $ (53,070)     $33,964

     Issuance of stock options................            -           -            325               -               -          325
     Preferred stock dividends................            -           -              -               -          (9,667)      (9,667)
     Net loss.................................            -           -              -               -          (4,859)      (4,859)
                                               ------------     -------     ----------         -------       ---------    ---------


BALANCE AS OF SEPTEMBER 30, 1999 (RESTATED)...   25,214,000     $   252     $   87,107         $     -       $ (67,596)     $19,763
                                               ============     =======     ==========         =======       =========      =======

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  --------------------------------
                                                                                                     1998                 1999
                                                                                                     ----                 ----
                                                                                                  (RESTATED)           (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...........................................................................        $     (3,758)         $    (4,859)
     Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation, amortization and other....................................               9,805               10,167
                Deferred tax benefit....................................................              (3,475)              (2,802)
     Changes in assets and liabilities:
                Increase in receivables and other current assets........................                (655)              (1,827)
                (Increase) decrease in other assets.....................................                (315)                 104
                Increase (decrease) in accounts payable and accrued expenses............              22,275              (10,960)
                Decrease in deferred revenue............................................              (3,152)              (5,265)
                                                                                                -------------         ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................................              20,725              (15,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................................................             (89,694)             (65,886)
     Purchases of restricted held-to-maturity securities................................             (32,184)              (7,306)
     Purchases of available-for-sale securities.........................................             (94,968)             (34,020)
     Maturities of restricted held-to-maturity securities...............................               7,568               19,691
     Maturities of available-for-sale securities........................................              52,472               25,800
     Sales of available-for-sale securities.............................................              26,842                5,878
     Payment for business acquisition                                                                 (5,000)                   -
                                                                                                -------------         -----------
     NET CASH USED IN INVESTING ACTIVITIES..............................................            (134,964)             (55,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term obligations................................             137,247               68,062
     Repayment of capitalized lease obligation..........................................                   -                 (108)
     Net proceeds from issuance of common stock warrants................................               7,594                    -
     Net proceeds from issuance of preferred stock subject to repurchase................              21,275                    -
                                                                                                ------------          -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..........................................             166,116               67,954
                                                                                                ------------          -----------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS.......................................              51,877               (3,331)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................              10,883               25,082
                                                                                                ------------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................        $     62,760          $    21,751
                                                                                                ============          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.........................................................................        $      9,009          $    20,578
                                                                                                ============          ===========

NON-CASH ITEMS:
  Deemed dividend on issuance of preferred stock subject to repurchase..................        $      9,975          $         -
  Preferred stock dividends.............................................................               7,972                9,667
  Capitalized compensatory stock options................................................                  80                  135

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

     We will refer to Orbital Imaging Corporation as "ORBIMAGE."

     On February 25, 1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisted of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued in connection with the 1998 Offering was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss, preferred stock dividends, loss available to common stockholders and loss per common share - basic and diluted were restated as follows for the three and nine months ended September 30, 1998 and 1999 (in thousands, except per share data):


                                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------   -------------------------------
                                                                1998                 1999             1998                1999
                                                                ----                 ----             ----                ----
ORIGINALLY REPORTED:
   Loss before income taxes................................  $     (2,452)       $   (2,307)      $     (7,135)       $    (7,517)
   Benefit for income taxes................................          (322)             (865)            (3,492)            (2,819)
                                                             -------------       -----------      -------------       ------------
   Net loss................................................        (2,130)           (1,442)            (3,643)            (4,698)
   Preferred stock dividends...............................        (1,946)           (2,186)            (5,300)            (6,395)
                                                             -------------       -----------      -------------       ------------
   Loss available for common stockholders..................  $     (4,076)       $   (3,628)      $     (8,943)       $   (11,093)
                                                             =============       ============     =============       ============
   Loss per common share - basic and diluted (1)...........  $      (0.16)       $    (0.14)      $      (0.35)       $     (0.44)
                                                             =============       ============     =============       ============

RESTATED:
   Loss before income taxes................................  $     (2,487)       $   (2,345)      $     (7,233)       $    (7,661)
   Benefit for income taxes................................          (313)             (855)            (3,475)            (2,802)
                                                             -------------       -----------      -------------       ------------
   Net loss................................................        (2,174)           (1,490)            (3,758)            (4,859)
   Preferred stock dividends...............................        (2,800)           (3,278)           (17,947)            (9,667)
                                                             -------------       -----------      -------------       ------------
   Loss available for common stockholders..................  $     (4,974)       $   (4,768)      $    (21,705)       $   (14,526)
                                                             =============       ============     =============       ============
   Loss per common share - basic and diluted (1)...........  $      (0.20)       $    (0.19)      $      (0.86)       $     (0.58)
                                                             =============       ===========      =============       ============

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

(6)    LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the three months and nine months ended September 30, 1998 and 1999 were as follows (in thousands, except share data):


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    ------------------                -----------------
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      -------------                      -------------
                                                                 1998               1999              1998               1999
                                                                 ----               ----              ----               ----
                                                              (RESTATED)          (RESTATED)       (RESTATED)          (RESTATED)

Numerator for basic and diluted loss per common share:
   Net loss................................................ $     (2,174)     $      (1,490)     $     (3,758)     $      (4,859)
   Preferred stock dividends...............................       (2,800)            (3,278)          (17,947)            (9,667)
                                                            ------------      -------------      ------------      -------------
Loss available to common stockholders...................... $     (4,974)     $      (4,768)     $    (21,705)     $     (14,526)
                                                            ============      =============      ============      =============

Denominator for basic and diluted loss per common share
   weighted average shares (1).............................   25,214,000         25,214,000        25,214,000         25,214,000

Loss per common share -- basic and diluted (1).............       $(0.20)            $(0.19)           $(0.86)            $(0.58)
                                                            ============      =============      ============      =============

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

(8)    PREFERRED STOCK SUBJECT TO REPURCHASE

     The activity in the preferred stock subject to repurchase was as follows for the nine months ended September 30, 1998 and 1999 (dollars in thousands):



                                                                           SHARES             AMOUNT
                                                                           ------             ------
BALANCE AS OF DECEMBER 31, 1997...................................           392,887     $       36,355
   Shares issued in private offering, net.........................           227,295             21,275
   Deemed dividend on issuance of preferred stock subject to
     repurchase...................................................                 -              9,975
   Preferred stock dividends paid in shares.......................            28,471              3,306
   Accrual of preferred stock dividends...........................                 -              4,666
                                                                       -------------     --------------
BALANCE AS OF SEPTEMBER 30, 1998 (RESTATED).......................           648,653     $       75,577
                                                                       =============     ==============

BALANCE AS OF DECEMBER 31, 1998 (RESTATED)........................           687,576     $       78,489
   Preferred stock dividends paid in shares.......................            41,256              4,205
   Accrual of preferred stock dividends...........................                 -              5,462
                                                                       -------------     --------------
BALANCE AS OF SEPTEMBER 30, 1999 (RESTATED).......................           728,832     $       88,156
                                                                       =============     ==============

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

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were $2.1 million (restated) and $3.5 million for the three months ended September 30, 1998 and 1999, respectively, and $5.4 million (restated) and $8.4 million (restated) for the nine months ended September 30, 1998 and 1999, respectively. The increase in SG&A expenses in 1999 was primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations. Additionally, for the nine months ended September 30, 1999, $0.8 million of the increase in SG&A expenses related to the acquisition of TRIFID.

     Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes, net of applicable capitalized interest. Interest income (expense) was $(0.1) million and $0.6 million for the three months ended September 30, 1998 and 1999, respectively, which is net of interest expense of $2.1 million (restated) and $0.7 million, respectively. Interest income was $1.2 million and $1.8 million (restated) for the nine months ended September 30, 1998 and 1999, respectively, which is net of interest expense of approximately $4.1 million (restated) and $1.6 million (restated), respectively. Capitalized interest in connection with the construction of satellites and the related ground system totaled $2.7 million and $6.5 million for the three months ended September 30, 1998 and 1999, respectively, and $6.9 million and $16.6 million for the nine months ended September 30, 1998 and 1999, respectively. The 1999 periods also include the capitalization of interest in connection with the RadarSat-2 License. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

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

     Investing activities used cash of approximately $135.0 million and provided cash of $55.8 million (restated) for the nine months ended September 30, 1998 and 1999, respectively. The increase in the cash provided by investing activities from 1998 to 1999 is attributable primarily to the purchase of the pledged securities and the net maturities (net of purchases) of available-for-sale securities, partially offset by increased capital expenditures. After completion of the 1998 Offering and the 1999 Offering, ORBIMAGE invested the proceeds from the offerings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities.

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

     Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $67.6 million (restated) through September 30, 1999. We expect losses to continue through 2000, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the first quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

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

SCHEDULE DELAYS - ADDITIONAL DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

     We have previously experienced delays in the launch dates of OrbView-3 and OrbView-4. We have recently experienced additional delays in the production schedules of OrbView-3, OrbView-4 and RadarSat-2, which have resulted in the delay in the operational dates of OrbView-3, OrbView-4 and RadarSat-2 to the third quarter of 2000, first quarter of 2001 and the second quarter of 2002, respectively. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997.

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

COMPETITION -- WE MAY BE UNABLE TO REPAY THE SENIOR NOTES IF WE DO NOT SUCCESSFULLY COMPETE IN THE REMOTE IMAGING INDUSTRY.

     Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these entities may have greater financial, personnel and other resources than we have. Our major potential competitors for high-resolution satellite imagery include:

          - Space Imaging EOSAT, which launched its one-meter high-resolution satellite in September 1999.

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

          - to design, develop and construct the RadarSat-2 satellite bus, and through its wholly owned subsidiary, MDA, design, develop and construct the Canadian ground system integrate and operate RadarSat-2, and to receive, process, and archive RadarSat-2 imagery.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999, ORBIMAGE had senior notes outstanding of $214.3 million (restated) with a fair value of $153.0 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000.

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


      EXHIBIT NUMBER                          DESCRIPTION
---------------------------- ---------------------------------------------------

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