Form 10-K
period 1999-12-31
ORBITAL IMAGING CORP
filed 2000-03-30
CIK 1040570

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of March 30, 2000.


===============================================================================

                                EXPLANATORY NOTE

In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. This Form 10-K includes in Item 14 such restated financial statements for the year ended December 31, 1998, and other information relating to such restated financial statements, including Selected Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Executive Compensation (Item
11). Information regarding the effect of the restatement on ORBIMAGE's results of operations for the year ended December 31, 1998 is included in the Notes to Consolidated Financial Statements included in Item 14.

ITEM 1.          BUSINESS

OVERVIEW

            In 1991, Orbital Imaging Corporation (the "Company" or "ORBIMAGE") was established as an operating division of Orbital Sciences Corporation ("Orbital") to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the world's land areas, oceans and atmosphere. In 1992, ORBIMAGE was incorporated in Delaware as a wholly owned subsidiary of Orbital. In 1997, ORBIMAGE consummated a private placement of Series A preferred stock with financial investors to fund a significant portion of the remaining costs of existing projects. Contemporaneously with this financing, ORBIMAGE acquired at historical cost all of the assets and liabilities of the operating division. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital. Orbital now owns approximately 57.6% of ORBIMAGE (52.1% on a fully diluted basis) and has the ability to exercise significant influence, but not control, over ORBIMAGE's operating and financial policies.

            ORBIMAGE is a leading provider of global space-based imagery, and expects to provide its customers with the most comprehensive offering available of high-resolution imagery, imagery-derived products and image processing services at competitive prices. We are developing and currently operate a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface (land and oceans), the atmosphere and weather conditions. Our imagery products and services are designed to provide our customers with direct access to timely and competitively priced information concerning, among other things, locations and movements of military assets, urban growth, forestry and crop health, land and ocean-based natural resources and weather patterns. In 1998, we acquired a satellite image processing company which expanded our capibility to provide sophisticated image processing software, engineering analysis and in-house image production.

            In 1995, we launched our first satellite, OrbView-1, which provides dedicated weather-related imagery and meteorological products to the National Aeronautics and Space Administration ("NASA") and other government agencies. We launched our second satellite, OrbView-2, in 1997. OrbView-2 provides images of land and ocean surfaces to commercial customers, as well as to NASA and other scientific users. We believe that OrbView-2 is one of the only satellites of its kind providing daily color images of the entire Earth's surface. We expect to launch two additional satellites, OrbView-4 and OrbView-3, during the first quarter of 2001 and the second quarter of 2001, respectively. OrbView-3 and OrbView-4 will provide high-resolution imagery based on optical technology. We believe that OrbView-3 and OrbView-4 will be among the first commercial satellites with high-resolution optical imagery capability, and that OrbView-4 will be the first satellite with commercially available hyperspectral capability.

            In 1998, we acquired the exclusive worldwide rights to distribute and sell imagery from RadarSat-2 (the "RadarSat License"), a high-resolution "next-generation" commercial radar imaging satellite that we expect to be launched in the fourth quarter of 2002. Unlike optical imaging technology, radar technology permits imagery to be collected in all weather conditions and at night. RadarSat-2 will have unique multipolarization capabilities that enable it to image vertical as well as horizontal features over land or water. This unique technology can be used to detect certain features on the Earth's surface, such as ice flows, oil seepage and metallic objects, more effectively than conventional optical imaging systems. RadarSat-2 is a follow-on to RadarSat-1, the Canadian Space Agency's ("CSA") medium-resolution radar imaging satellite that was launched in 1995. We expect RadarSat-2 to be the world's first satellite with commercially available high-resolution radar imagery.

REMOTE IMAGERY INDUSTRY

            Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. The market for remote sensing includes satellite development, construction and operations by both domestic and international commercial and government users who decide to build and operate their own satellite systems, as well as purchased imagery and related services currently addressable by existing imagery suppliers. Historically, in the United States, the only "commercial" operators of remote imaging satellites were quasi-governmental programs such as the low-resolution Landsat satellite systems in operation since the 1970s. The opportunities for commercialization of space-based imagery expanded significantly in 1994 when the U.S.

government implemented a policy permitting the worldwide, commercial sale of high-resolution satellite imagery.

            Historically, all satellite imagery systems were either military surveillance platforms or were sponsored by large national and international civil space agencies, which used satellites to monitor meteorological conditions and environmental changes on the Earth's surface. Currently, there are a limited number of commercial providers of satellite imaging services, which collectively address only a portion of the market opportunities in the remote imaging industry. The majority of today's remote imagery comes from local or regional aerial photography firms. Although aerial imaging companies are able to achieve high spatial resolution and customize their products according to local needs, their slow response time, limited coverage area, restricted ability to fly over certain areas and high cost limit widespread use of such imagery. Many existing maps are based on out-of-date imagery because they are expensive to update. The majority of current commercial imagery sales are generated by a few providers of low-resolution satellite imaging services; however, these providers have failed to satisfy the market's growing sophistication and timeliness requirements.

            As the remote imaging market develops, we expect that primary competitive factors will include:

            -  spatial and/or spectral resolution;

            -  breadth of product offering;

            -  frequency of revisit times;

            -  pricing;

            -  timeliness of imagery distribution; and

            -  extent of geographic coverage.

            OrbView-2, OrbView-3, OrbView-4 and RadarSat-2 have been or are being designed to offer a number of strategic advantages over currently available low- and medium-resolution commercial remote imaging systems. These advantages include increased spatial resolution and increased spectral capability. Certain markets, such as the national security, mapping and surveying markets, require spatial resolution of three meters or less. In addition, increased spectral resolution (i.e., the ability to take highly precise color and infrared images of the Earth's surface) enables potential customers in the agriculture and fishing industries to better detect and identify crop health and map prime fishing locations. Spectral resolution also can be used in the exploration of natural resources. For example, land conditions that signify the presence of oil are easier to identify on an infrared or radar image than in a conventional black and white aerial photograph. Currently, a commercial imagery customer, such as a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, would hire an aerial photographer to fly an airplane over the area to take pictures, develop the film and deliver the final map to the customer. This can be time consuming and expensive. In contrast, we expect that our high-resolution satellites will be able to image over 20,000 square kilometers at one-meter resolution in a single 10-minute pass.

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

            In addition, we expect RadarSat-2 to extend ORBIMAGE's competitive advantage over other high-resolution commercial satellite operators. RadarSat-2's high-resolution radar imaging capability will enable ORBIMAGE to provide imagery "on-demand" twenty-four hours a day regardless of light and weather conditions. RadarSat-2 will also be able to detect certain materials on the Earth's surface, such as oil seepages, ice flows and metallic objects, more effectively than optical imaging satellites.

MARKETING STRATEGY

            We have been successful in penetrating the remote imaging market by entering into pre-launch contracts. We expect to increase our market penetration by entering into additional pre-launch contracts, directly targeting large customers, developing a network of international distributors and entering into strategic relationships with value-added resellers.

            Pre-launch contracts. Approximately $214 million of advance payments have been provided from pre-launch contracts (directly with our customers or between Orbital and third parties). These contracts provide funding for approximately 40% of the total capital expenditures required for the deployment of our satellite systems and our acquisition of imagery distribution licenses. These contracts include the following:

            - OrbView-1 was partially paid for under an $8 million pre-launch contract with NASA, $5 million of which was funded prior to launch;

            - OrbView-2 was partially paid for under a $43 million pre-launch contract between Orbital and NASA, $38 million of which was funded prior to launch;

            - OrbView-4's hyperspectral modifications will be partially paid for under a $33 million contract between Orbital and the U.S. Air Force, $31 million of which will be funded prior to launch. The contract includes commitments for additional post-launch imagery purchases of up to $10 million (including options); and

            - RadarSat-2 will be partially paid for under a $140 million contract between MacDonald, Dettwiler and Associates Ltd., a subsidiary of Orbital ("MDA"), and CSA, all of which will be funded prior to launch.

            Direct customer sales. We have a contract with the U.S. National Imagery and Mapping Agency ("NIMA") under which the U.S. government authorized the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. Under this contract, NIMA has committed to purchase $3 million of imagery, services and compatibility upgrades to ORBIMAGE's ground systems.

            International distributors. We are developing relationships with an international network of commercial distributors while also dealing directly with potential foreign national security government customers. ORBIMAGE has entered into exclusive commercial regional distributorship agreements for the distribution of OrbView-3 and OrbView-4 images in Europe, Japan, Korea, Mexico, Central America and the Caribbean.

            Value-added resellers. We are developing various value-added applications for imagery products. For example, we provide our proprietary fish-finding maps using OrbView-2 imagery to approximately 130 commercial fishing vessels. We have also entered into agreements with approximately 40 value-added resellers who already have established expertise in the production of aerial and satellite imagery-based value-added products in specific industries such as utility monitoring, oil and gas exploration, agriculture forecasting and national security. We are working with these value-added resellers to exploit existing applications and develop new products that will incorporate OrbView-3, OrbView-4 and RadarSat-2 high-resolution data.

BUSINESS STRATEGY

            The key elements of our business strategy include:

            Providing the most comprehensive offering of high-resolution satellite imagery at competitive prices. Building on the wide range of imagery that will be available from our fleet of OrbView satellites and RadarSat-2, we expect to offer the most comprehensive selection of commercially available satellite imagery products and services. The cost we expect to incur in the deployment and operation of our satellite systems is less than the announced costs of our competitors' existing and planned high-resolution systems. We expect that our cost structure will provide us with flexibility to competitively price our imagery products and services.

            Penetrating existing markets and creating new markets. There is currently a large existing market for imagery products and services (which include mapping, construction site selection, agricultural and forestry assessment, oil, gas, and mineral exploration, scientific and environmental monitoring and national security applications). We believe we can gain market share rapidly in this existing market because of the breadth and expected pricing of our product and service offerings. Additionally, we believe that these markets will expand and further develop as commercial high-resolution satellite imagery becomes available. Furthermore, we believe we can develop new commercial applications for satellite-based imagery, including real estate assessment, travel planning and entertainment applications.

            Achieving global distribution of products and services on a timely basis. We plan to expand our global market coverage by providing imagery to end-users both directly and through value-added resellers and other third party distribution channels. We intend to focus our direct distribution efforts on larger customers in the commercial, scientific, environmental and U.S. and foreign national security markets. We also expect that value-added resellers will perform application-specific processing of our imagery for various commercial markets. Internationally, we intend to market primarily through regional partners who have existing marketing and distribution infrastructures. We expect these distributors to purchase or upgrade and operate the ground imagery receiving and processing stations in their territories, which will permit them to receive, process and distribute imagery on a timely basis.

            Expanding the "orbimage.com" digital catalogue. We have developed a digital catalogue located at our orbimage.com website address to collect, store and distribute imagery collected from our satellites, as well as from other satellite and aerial sources. The digital catalogue currently includes high-resolution aerial imagery of approximately 20 major North American metropolitan areas ("OrbView Cities"), as well as OrbView-2 imagery products, and will ultimately be a full-service on-line digital catalogue of OrbView high-resolution imagery products. We are currently expanding our OrbView Cities database with high-resolution aerial imagery products, and we expect to have imagery of 150 major U.S. and international metropolitan areas available by the end of 2000. We can deliver imagery from our digital catalogue to customers over the Internet or on CD.

            Leveraging the expertise of Orbital. Orbital, our majority stockholder, is a space technology and satellite services company with extensive experience designing and constructing remote imaging satellites and related ground systems. We have used and will continue to use Orbital's integrated space capabilities, infrastructure and experience to develop our business in a cost-effective manner.

PRODUCTS AND SERVICES

            Currently, we offer low- and medium-resolution satellite-based imagery products, as well as high-resolution aerial imagery products. In addition, once the OrbView-3, OrbView-4 and RadarSat-2 are operational, we expect to offer the most comprehensive selection of commercially available satellite-based imagery products and services. Such products and services will include high-resolution optical imagery, high-resolution radar imagery, multispectral and hyperspectral imagery and imagery processing services.

            Weather, climate and atmospheric monitoring. The OrbView-1 satellite is currently providing the U.S. government with daily atmospheric and weather condition images, including images showing both clouds and global lightning information that can be used to improve tornado and hurricane forecasting, and for weather monitoring and meteorological research. The OrbView-1 satellite also provides information on the atmosphere near the Earth's horizon, including atmospheric temperature, pressure, and water vapor profiles. Because of the radio frequencies used by the OrbView-1 satellite, OrbView-1 imagery may only be sold to the U.S. government.

            Ocean and land multispectral imagery. The OrbView-2 satellite detects subtle color changes in the Earth's oceans and land areas. Under a five-year contract, NASA and its researchers may downlink directly certain OrbView-2 imagery for their own research purposes. ORBIMAGE also offers licenses to university researchers and other primarily scientific users around the world to enable them to directly downlink OrbView-2 imagery.

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

            We also use OrbView-2 imagery to generate commercial fishing maps. We currently offer a deep ocean fishing map product targeted at larger high seas fishing fleets, and are planning to offer a coastal product targeted at sport and commercial fishing customers.

            High spatial resolution optical and radar imagery. High-resolution optical imagery from our OrbView-3 and OrbView-4 satellites will enable users to identify objects as small as one-meter in size (approximately the size of a phone booth) from space. We plan to sell our high-resolution imagery products in the form of hard copies and electronic copies that can be stored and processed on a computer. We intend to base our product pricing, in part, on the level of processing required and the customer's delivery-time requirements. We will target sales of unprocessed imagery to sophisticated end-users, such as U.S. and foreign national security customers or value-added resellers who have internal capability to perform their own imagery enhancement and processing. While we intend to sell unprocessed imagery through our orbimage.com on-line digital catalogue, we believe that military and intelligence customers will also procure the necessary software from ORBIMAGE to upgrade their ground stations so that they can directly downlink and process such imagery from the satellite.

            We may also offer various value-added precision-corrected products. We believe that these products will have applications in all three of our target markets, discussed below. Precision-corrected imagery is processed based upon known geographic points, terrain, elevation and topography to enable the user to identify the position of the image on the Earth's surface. These products will address the needs of customers who require detailed topographical and elevation information. One example of such a product is a digital elevation model used by military planners for aircraft flight simulation. Other examples include maps that analyze the health of vegetation in farm and forest areas, land use maps that can segment land tracts based on population density, wireless communication towers and other construction projects and land uses.

            Hyperspectral imagery. Hyperspectral imagery from OrbView-4 will provide enhanced color and enhanced infrared imagery for additional applications, including environmental analysis and analysis of the presence of minerals, which will enable mining and natural resource exploration companies to more efficiently detect the location of precious minerals such as gold and silver, and other natural resources such as oil. In addition, the U.S. Air Force has stated that it intends to use hyperspectral imagery to assist in detecting, tracking and monitoring military vehicles and assets.

            Radar imagery. High-resolution radar imagery from RadarSat-2, with a spatial resolution of three meters, will complement the high-resolution optical imagery available from OrbView-3 and OrbView-4. Radar and optical technology share many of the same capabilities. However, unlike optical imaging technology, radar technology permits imagery to be collected in all weather conditions and at night. Additionally, radar imagery can detect certain materials on the Earth's surface more effectively than optical imagery, such as oil seepages and ice flows, making such technology useful for offshore and onshore oil and gas exploration and ship navigation. RadarSat-2 will have unique multipolarization capabilities that enable it to image vertical as well as horizontal features over land or water.

TARGET MARKETS

            We target our imagery product and service offerings toward three distinct markets: the U.S. and foreign national security market, the commercial/consumer market and the scientific/environmental market. These markets are currently serviced primarily by aerial photography or government-operated satellite imagery systems.

            U.S. and foreign national security market. The U.S. government has publicly stated that demand for high-resolution imagery, especially for use by tactical military commanders in the field, far exceeds the supply currently provided by its dedicated surveillance satellites. Commercial satellite imagery can augment current classified government satellite programs that use data, imagery and related products and services for mapping, reconnaissance, surveillance, trend analysis, mission planning, and targeting of conventional and "smart" weapons such as cruise missiles. We believe that radar imagery from RadarSat-2, which can be acquired in all weather conditions and at night, may be useful to governmental agencies during times of international conflicts when "real time" imagery is essential regardless of the time of day, weather or other conditions, such as smoke or haze. We believe that we can capture a significant share of the addressable national security market once OrbView-3 or OrbView-4 is operational.

            The U.S. government has turned to commercial providers such as ORBIMAGE for a portion of its satellite imagery requirements. The U.S. Air Force is funding the hyperspectral modifications to the OrbView-4 sensor under a $33 million contract (with up to $8 million in data purchases and contract options) to acquire real-time hyperspectral imagery from OrbView-4. In 1998, we entered into a contract with NIMA under which the U.S. government authorized the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. Under this contract, NIMA has committed to purchase $3 million of imagery, services and compatibility upgrades to ORBIMAGE's ground systems. The Canadian Navy uses imagery from CSA's RadarSat-1 satellite to detect the presence of other ships through wave analysis and to monitor the location and movement of icebergs in connections with submarine and ship deployments. We expect navy fleets to rely on RadarSat-2 imagery for similar purposes. In addition, many foreign countries have a strong national security interest in obtaining real-time high-resolution satellite imagery that can be collected during all weather conditions and at night.

            High-resolution imagery will be used by national security customers to help generate up-to-date wide area maps, gather intelligence, identify and target enemy forces and assets, plan missions and deploy resources and assess battle damage. Many countries have aerial reconnaissance aircraft, but these aircraft may be at risk if they penetrate foreign air space. The vast majority of foreign countries neither own nor have access to satellites that generate high-resolution imagery. Therefore, these countries have only three possible options to collect high-resolution satellite imagery:

            - develop the technology and build and launch their own satellites;

            -  purchase and operate a turn-key satellite system; or

            -  purchase "time-share" capacity from a satellite imaging company.

            Developing the technology and manufacturing expertise, and then constructing a dedicated high-resolution satellite system and the infrastructure to support it, requires a sizable financial investment and may require a substantial time commitment. Purchasing a turnkey high-resolution satellite system from a company in the United States or another country may be difficult due to export controls and safeguards relating to national security interests and licensing requirements. Purchasing a portion of the total capacity of a commercial satellite while it orbits over a foreign government customer's area of interest provides the same high-resolution imagery capability as other alternatives, but is less expensive and more readily attainable. This "time share" arrangement is the one being offered by ORBIMAGE to its regional high-resolution OrbView imagery distributors.

            We are currently in discussions with several foreign national security customers, and have already entered into contracts with regional distributors that provide significant minimum imagery purchase commitments. The contract commitments made by our current regional distributors strengthens our belief that there exists substantial unmet demand for such imagery. We believe that our products and services will provide an effective means for foreign governments to acquire high-resolution imagery for national security purposes.

         Commercial/consumer market. We believe that the near-term commercial/consumer market segment will include domestic and foreign companies and local governmental entities, such as municipalities, that currently use aerial photographs and medium-resolution satellite imagery products. In the long term we expect this market will also include individual consumers who will use satellite imagery from our orbimage.com digital catalogue in various consumer-oriented applications such as real estate assessment, travel planning, education and entertainment. We have already begun targeting the market applications described below, which we believe represents attractive near-term marketing opportunities.


            - Commercial fishing. We are currently marketing fishing maps designed to assist the commercial ocean fishing industry. OrbView-2's multispectral sensor has been specifically designed to distinguish the phytoplankton-rich oceanic regions from the clear oceanic regions. Many commercially important surface-feeding fish, such as tuna and swordfish, congregate at the phytoplankton-clear water boundary. Fishing fleets are using OrbView-2 imagery to accurately identify this boundary in a timely fashion. Based on customer feedback, our fishing maps significantly reduce search time and related hardware and operating costs, and are more accurate and cover a broader area than existing alternatives.

               Our customers for fishing maps include 28 fishing companies comprising approximately 130 fishing vessels operated by commercial fishing companies in the United States, Asia, Europe and South America. Fishing captains view the maps transmitted daily over a satellite link to their vessels with a personal computer using our proprietary software, or receive the maps in a hard copy format via facsimile.

            - Mapping and surveying. The key mapping and surveying markets that we have targeted are new construction site selection, utility infrastructure monitoring and local and regional tax assessment. High-resolution imagery is used for planning the optimal location for construction projects such as wireless communication towers, retail development, new housing developments and highways. For example, telecommunications providers use high-resolution imagery extensively to determine the topography and land use/land cover classifications within a region under consideration for new wireless service. This information enables optimal placement of new communications towers based on the radio signal transmission characteristics of the region. We believe that high-resolution imagery can also help retail businesses to select the optimal locations for new stores by providing valuable information, such as population density, residential versus industrial land use patterns, locations of competitive businesses and other factors, useful in the site selection process. The availability of radar technology which can identify metallic objects on the Earth's surface, as well as subtle geological features (such as fault lines and land elevation), will enable us to more efficiently interpret high-resolution optical imagery from OrbView-3 and OrbView-4 and generate a more comprehensive product offering in these markets.

               We believe that our high-resolution OrbView imagery also will be used by gas and electric utilities, which are among the largest current high-resolution aerial imagery users. Spatial data, such as high-resolution maps showing precise locations of surface features, is critical to planning, design, construction, operation, marketing and regulatory compliance in connection with utilities' widely dispersed networks. We believe our high-resolution imagery will be useful to city, county and state tax authorities in monitoring taxable activities such as residential add-on construction and tree cutting on public and private lands.

            - Agricultural. We expect agricultural applications to represent a growing market opportunity, driven by large, commercial farming customers interested in obtaining up-to-date data on the condition of their crops and fields. Today, most agricultural customers either are unable to obtain the requisite imagery, or must rely on direct on-site inspection or aerial photography at substantial expense. We believe products based on multispectral and radar satellite imagery will provide timely and valuable information on the health of crops and assist in managing the allocation of water, fertilizer and pesticides. In addition, we believe that our broad-area multispectral and radar imagery could increase the accuracy of crop-yield forecasts and benefit insurance companies, commodity traders and agricultural products brokers.

            - Forestry. To date, demand for aerial imagery products in the forestry industry has been modest due to the high cost, poor resolution and lack of appropriate revisit time of existing alternatives. The availability of ORBIMAGE's high-resolution, low-cost imagery products is expected to drive forestry industry demand for satellite imagery. In particular, we believe the multispectral and radar imagery generated by OrbView-2, OrbView-3, OrbView-4 and RadarSat-2 will be beneficial in monitoring the overall health of forests. In addition, OrbView-4's hyperspectral imagery will be useful in distinguishing tree plantations of different species and ages through pattern recognition techniques, and RadarSat-2's imagery will be useful in monitoring deforestation and land use changes. We believe this information will be beneficial both to private forest product companies and to government agencies such as the U.S. Forest Service.

            - Oil, gas and mineral exploration. We believe that OrbView-3, OrbView-4 and RadarSat-2 imagery will be valuable to oil, gas and mineral exploration companies for planning operations in remote regions of the world. In many locations where such exploration occurs there is a great need for improved mapping information for activities such as equipment transport planning, seismic field-testing and drilling operations. Hyperspectral imagery from OrbView-4 will be useful for identifying promising locations for new oil, gas and mineral reserves. Spectral matching techniques can be used to identify specific "pathfinder minerals" that signify high probability locations for petroleum and other mineral reserves. Oil and gas exploration companies are using RadarSat-1 imagery products in their exploration endeavors. These companies should also benefit from RadarSat-2's multipolarization capabilities, which enable the detection of oil seepages in the oceans, as well as on land.

            - Ice flow monitoring. We believe that imagery from RadarSat-2 will be valuable for potential customers engaging in marine navigation and offshore drilling operations. RadarSat-2's ability to detect the presence, size and movement of icebergs will be useful to government agencies and private companies for safely routing cargo ships and fishing vessels. In addition, RadarSat-2's ability to measure the edge of, and track the movement of, major ice flows will be valuable to oil and gas companies in managing the operation of offshore oil rigs located in the arctic regions of the world.

            Scientific/environmental market. The scientific/environmental market comprises government entities, that use commercially-provided satellite imagery to monitor environmental, climate-related and meteorological phenomena, as well as commercial entities such as airlines, oil and gas companies and insurance companies, who need accurate, timely environmental information over wide geographic areas. A substantial portion of the cost of development, construction and launch of the OrbView-1, OrbView-2 and RadarSat-2 satellites have been or are being funded on a pre-launch basis through contracts with government agencies intending to rely on the imagery generated by such satellites for scientific and environmental research and monitoring. We are currently selling imagery from OrbView-2 to national government agencies such as NASA, NIMA and the National Oceanic and Atmospheric Administration ("NOAA"). NOAA has made a multiyear commitment to purchase additional OrbView-2 imagery over a three-year period. All of these agencies currently use aerial and satellite imagery for diverse applications, including weather prediction, monitoring of ocean conditions, natural disaster assessment, environmental impact studies and similar applications. Since 1995, OrbView-1 has generated information that has improved the meteorological community's ability to predict the timing and location of severe storms, including tornadoes and hurricanes. OrbView-2's ability to monitor phytoplankton levels in the world's oceans on a global basis is being used by scientists to study global climate change and by coastal fisheries to track dangerous and costly "red tide" events. Scientists and government agencies are using satellite radar imagery to map the Antarctic ice field in order to analyze the effects of glaciers and global climate changes in Antarctica. We believe the imagery available from our OrbView-3 and OrbView-4 satellites and RadarSat-2 will be helpful to government agencies in a variety of environmental applications including assessment of the damage from natural disasters such as floods, forest fires, earthquakes, severe storms and the environmental impact of industrial activities.

MARKETING AND DISTRIBUTION

            We currently plan to market and distribute imagery from our satellite network through:

            -  our direct sales force;

            -  market- or application-specific value-added resellers;

            -  foreign regional distributors; and

            -  the orbimage.com digital catalogue.

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

            International distributors. We expect to sell high-resolution OrbView satellite imagery in international markets principally through arrangements with various regional distributors. ORBIMAGE has entered into exclusive commercial regional distributorship agreements for the distribution of OrbView-3 and OrbView-4 imagery in Europe, Japan, Korea, Mexico, Central
America and the Caribbean.

            Value-added resellers. While we expect to perform certain value-added services internally, we also intend to distribute our imagery to end users through value-added resellers who process imagery into complex maps and other types of enhanced products for specific markets or applications. For example, we provide our proprietary fish-finding maps using OrbView-2 imagery to approximately 130 commercial fishing vessels. We have also entered into agreements with approximately 40 value-added resellers who already have established expertise in the production of aerial and satellite imagery-based value-added products in specific industries such as utility monitoring, agriculture monitoring and national security. We are working with these value-added resellers to exploit existing applications and develop new products that will incorporate OrbView-3, OrbView-4 and RadarSat-2 high-resolution data.

            orbimage.com. We also market imagery through our on-line orbimage.com digital catalogue. Orbimage.com is a comprehensive, digital-imagery catalogue of imagery derived from our satellites and other satellite and aerial sources, which allows us to deliver imagery to customers over the Internet, on CD or on computer tape. Through strategic alliances with existing imaging satellite operators, aerial photography firms and value-added resellers, we intend to gain early recognition as an electronic depository for a comprehensive digital imagery catalogue consisting of a broad range of diverse imagery products primarily targeted to the commercial/consumer and scientific/environmental markets. Currently, orbimage.com offers imagery of approximately 20 major North American metropolitan areas through our OrbView Cities program. OrbView Cities is currently being expanded to include approximately 150 major U.S. and international metropolitan areas by the end of 2000. In addition to OrbView Cities, orbimage.com also contains digital color imagery of the earth collected by OrbView-2.

RISK MITIGATION

            ORBIMAGE has adopted a comprehensive strategy designed to mitigate the market, financial, and technical risks associated with developing new and existing markets and constructing, launching and operating its satellites.

            - Market development. In addition to the pre-launch contracts described above, we are actively marketing our image processing capabilities while seeking to finalize pre-launch distribution agreements for OrbView-3 and OrbView-4 high-resolution imagery. We have entered into contracts with several international distributors containing minimum purchase commitments for OrbView-3 and OrbView-4 imagery, as well as for the purchase of ground stations, valued at approximately $306 million (including options). The U.S. government has also demonstrated its commitment to procure imagery from commercial sources by authorizing NIMA to enter into a contract with us for the purchase of up to $100 million of OrbView-2, OrbView-3 and OrbView-4 imagery and systems upgrades. Under this contract, NIMA has committed to purchase $3 million of imagery, services and compatibility upgrades to ORBIMAGE's ground system. To further facilitate market penetration, we have developed our own value-added products using OrbView-2 imagery and are working with a number of value-added resellers in various industries that use satellite or aerial imagery for commercial applications.

            - Financial. Approximately $214 million of advance payments have been provided from pre-launch contracts (directly with our customers or between Orbital and third parties). These contracts provide funding for approximately 40% of the total capital expenditures required for the deployment of our satellite systems and our acquisition of imagery distribution licenses. By negotiating pre-launch contracts with customers we have reduced, and seek to continue to reduce, the financial risks associated with constructing and operating our satellites and ground systems. We have also limited risks associated with our satellites by entering into fixed-price contracts with Orbital to build and launch the satellites, to acquire exclusive worldwide distribution rights for radar imagery from RadarSat-2 and to construct the related ground systems. In addition, we have insured the OrbView-2 satellite against on-orbit failures and we intend to procure insurance to cover certain losses in the event of an OrbView-3, OrbView-4 or RadarSat-2 launch or satellite failure.

            - Technical. U.S. government surveillance and various other space programs have already successfully deployed many of the imaging technology and sub-system components that Orbital will use in OrbView-3 and OrbView-4 and MDA will use in RadarSat-2. These satellites incorporate system redundancies for certain critical components. As a result of OrbView-3 and OrbView-4 having similar performance parameters they can provide back up for each other.

SATELLITE AND GROUND SYSTEM OPERATIONS

            ORBIMAGE's basic system architecture consists of several major components:

            - a fleet of advanced-technology low-Earth orbit, small imaging satellites carrying sophisticated sensors that collect specific types of land, ocean and atmospheric data;

            - a central U.S. ground system that controls the satellites and that receives, processes and archives their imagery, and includes electronic cataloging and distribution capabilities; and

            - foreign regional receiving and distribution centers with direct downlinking capabilities.

            We believe that our system will provide global economies of scale in image collection, processing and distribution. In particular, we believe that the system will be able to collect, produce and sell high spatial- and spectral-resolution imagery worldwide on a daily basis.

            The OrbView satellites represent a progression in space imaging technology and demonstrate Orbital's use of proven technologies and system experience. The incremental progression in both spatial and spectral satellite imaging capabilities among the OrbView satellites and RadarSat-2 mitigates technical risks. The OrbView satellites employ lightweight structures, advanced sensors, miniaturized electronics, and innovative technical processes designed to provide high performance at relatively low cost. In the construction of OrbView-3 and OrbView-4, Orbital is drawing upon its satellite imaging experience not only from OrbView-1 and OrbView-2, but also from large national satellite programs like Landsat 4, Landsat 5 and RadarSat-1, to minimize overall program risk. RadarSat-2 will build on the heritage of RadarSat-1. The
OrbView-1 and OrbView-2 satellites are, and OrbView-3 and OrbView-4 will be, commanded and controlled from ORBIMAGE's main operations center located in Dulles, Virginia. The RadarSat-2 satellite will be operated and controlled by MDA, and/or CSA under a contract with CSA.

            The following table summarizes the primary technical characteristics of the satellites.

                      ORBVIEW-1           ORBVIEW-2           ORBVIEW-3                ORBVIEW-4               RADARSAT-2
                      ---------           ---------           ---------                ---------               ----------
 Principal            Weather,            Weather, Fishing,   Mapping, Agriculture,    Mapping, Agriculture,   Mapping, Agriculture,
 Applications         Scientific          Agricultural,       Oil and Gas, National    Oil and Gas,            Oil and Gas,
                      Research            Scientific          Security                 Forestry, Mining,       Forestry, Mining,
                                          Research                                     National Security       National Security

 Best Ground          10 km               1 km to 4 km        1 m Panchromatic         1 m Panchromatic        3 m to 100 m
 Resolution           Panchromatic        Multispectral       4 m Multispectral        4 m Multispectral       Multipolarization
                                                                                       8 m Hyperspectral

 Scene-Width          1,300 km            2,800 km            8 km Panchromatic and    8 km Panchromatic and   20 km to 500 km
                                                              Multispectral            Multispectral

 Image Area           N.A.                N.A.                64 km(2) Panchromatic    5 km Hyperspectral      400 km(2) to 250,000
                                                              and Multispectral        64 km(2) Panchromatic   km(2)
                                                                                       and Multispectral
                                                                                       100 km(2)
                                                                                       Hyperspectral

 On-Board Storage     80 Megabytes        128 Megabytes       4 Gigabytes              4 Gigabytes             32 Gigabytes

 Revisit Time         12 Days             1 Day               3 Days (1)               3 Days (1)              3 days (2)

 Orbital Altitude     740 km              705 km              470 km                   470 km                  800 km

 Design Life          3 Years (3)         7  1/2 Years        5 Years                  5 Years                 7 Years

----------

(1) The combined revisit time of OrbView-3 and OrbView-4 will be less than two days.

(2) The combined revisit time of OrbView-3, OrbView-4 and RadarSat-2 will be less than one day.

(3) OrbView-1 has significantly exceeded its initial three-year design life.

ORBVIEW-1 SATELLITE

            The OrbView-l satellite was launched in April 1995 and contains two atmospheric sensors providing weather-related imagery to U.S. government customers. The on-board solid state recorder memory permits storage of a half-day's imagery for transmission at two megabits per second to ORBIMAGE's primary U.S. ground system.

ORBVIEW-2 SATELLITE

            The OrbView-2 satellite was launched in August 1997 and we believe it is one of the only operational satellites providing global color imagery of the entire Earth's surface on a daily basis. OrbView-2 is capable of downlinking imagery to both ORBIMAGE's primary and backup ground stations and to various regional receiving stations around the world. Orbital owns the OrbView-2 satellite, and ORBIMAGE operates and controls the satellite under a license from Orbital (the "OrbView-2 License").

ORBVIEW-3 AND ORBVIEW-4 SATELLITES

            OrbView-3 and OrbView-4 have been designed to provide one-meter panchromatic imagery and four-meter multispectral imagery of the Earth's surface. OrbView-4 will also provide hyperspectral capability. We expect the total annual realizable capacity of each of OrbView-3 and OrbView-4 to be approximately 400,000 to 500,000 images, depending on customer preferences for the various images available and certain operating assumptions, including cloud cover of targeted areas and availability of regional ground stations.

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

GROUND OPERATIONS CENTERS AND IMAGE PROCESSING FACILITIES

            ORBIMAGE's central U.S. ground system monitors the OrbView satellites while they are in orbit and commands the satellites as required to ensure that proper orbits are maintained, that electrical power and other operating variables stay within acceptable limits and that appropriate communications links are maintained. MDA will operate the RadarSat-2 satellite in Canada on similar terms.

            The image receiving and processing center for the OrbView satellites is also located at our central U.S. facility and consists of several ground antennas capable of receiving down-linked imagery from the satellites and numerous work stations where the digital imagery streams from the satellites are processed and converted into useful imagery products. The center is designed to be capable of archiving 6,500 high-resolution OrbView satellite images per day, as well as generating a variety of geospatial products for resale.

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

            Existing Low/Medium-Resolution Satellite Imagery Providers. OrbView-1 and OrbView-2 have no existing direct competitors for their daily panchromatic and multispectral imagery. Spot 4 (operated by Spot Image S.A.) provides multispectral imagery that is competitive with OrbView-2 in certain markets, such as agricultural assessment. There are five existing satellite-based providers of low- and medium-resolution imagery:

            - Space Imaging operates the Landsat 4 and Landsat 5 satellites, which provide coverage in seven spectral bands covering the visible to infrared parts of the spectrum. The best resolution of these satellites is 30 meters in the multispectral imaging mode;

            - Spot Image S.A., a French company, currently produces unprocessed imagery using three satellites with resolution capability of 10 meters in panchromatic and 20 meters in multispectral;

            - RadarSat-1, operated by CSA, provides radar imagery with a resolution that varies between 10 and 100 meters. We expect RadarSat-1 to be phased out based on its seven year design life when RadarSat-2 is placed into service in 2003;

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

            Current and Future High-Resolution Satellite Competitors. The high-resolution OrbView satellites and RadarSat-2 are expected to face significant competition in the satellite imagery market from two U.S. satellite competitors who have launched or are planning to launch high-resolution imaging satellites that will have one-meter panchromatic and four-meter multispectral capability:

            - Space Imaging launched its high-resolution satellite in September 1999; and

            - EarthWatch is expected to launch its first high-resolution satellite in mid-2000.


            In addition, the U.S. government and foreign governments may fund the development, construction, launch and operation of remote imaging satellite systems that may compete with OrbView-2 as well as the high-resolution OrbView satellites and RadarSat-2. For example, NASA's Earth Science Program has launched a satellite that provides imagery similar to that of OrbView-2, and the European Space Agency has announced that it plans to launch the Envisat satellite in mid-2000 that will include a radar instrument with 8-meter spatial resolution that may compete with RadarSat-2. The U.S. Navy has also announced its intention to procure a satellite with low-resolution hyperspectral capability from Space Technology Development Corporation, which would retain certain commercial marketing rights. There is also an Israeli government sponsored commercial joint venture that is seeking to market commercially high-resolution imagery using Israeli remote imaging satellites. Recently, Rosvooruzhenie, a Russian company, in partnership with the Russian Defense Ministry, has announced plans to launch a high-resolution (one-meter) satellite in late 2000.


BACKLOG

            ORBIMAGE's contract backlog of firm commitments at December 31, 1998 and 1999 was approximately $54 million and $116 million, respectively. As of December 31, 1998 and 1999, 72% and 25%, respectively, of ORBIMAGE's backlog was with government agencies. Contract backlog of firm commitments consists of aggregate contract value for firm product orders, excluding the portion previously included in operating revenues on the basis of imagery delivered. Contract backlog of firm commitments excludes unexercised contract options at December 31, 1999 of approximately $175 million.

EMPLOYEES

            As of March 20, 2000, ORBIMAGE had 126 full-time permanent employees. None of our employees is represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

            ORBIMAGE currently leases approximately 23,000 square feet of office and operations space in Dulles, Virginia from Orbital at cost. See "Item 13 - Certain Relationships and Related Transactions -- Services Agreement." We also lease approximately 16,000 square feet of office and operations space in St. Louis, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

            ORBIMAGE is a party to an administrative appeal regarding the terms of its OrbView-4 hyperspectral license. For a full description of this proceeding, please see "GOVERNMENT REGULATION - FAILURE TO OBTAIN REGULATORY APPROVAL COULD RESULT IN SERVICE INTERRUPTIONS" under "OUTLOOK: ISSUES AND UNCERTAINTIES."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET OF, AND DIVIDENDS ON, REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            There is no established public trading market for ORBIMAGE's common stock. As of December 31, 1999, there were 25,214,000 shares of common stock issued and outstanding, and 23,132,961 shares of common stock are subject to outstanding options or warrants to purchase, or securities convertible into, shares of common stock.

HOLDERS

            As of December 31, 1999, there were two holders of shares of ORBIMAGE's common stock.

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

SALES OF UNREGISTERED SECURITIES

            From September 30, 1995 to the present, ORBIMAGE has sold and issued the following securities on the dates and for the consideration stated below:

            - On April 19, 1999, ORBIMAGE offered and sold $75 million of 11 5/8% senior notes due 2005 in the principal amount of $1,000, in a private offering exempt from registration pursuant to Rule 144A. The initial purchasers were Bear, Stearns & Co. Inc. and Merrill Lynch & Co., who subsequently resold the notes to "qualified institutional buyers" (as defined in Rule 144A). On June 25, 1999, ORBIMAGE filed an exchange offer registration statement offering to exchange a substantially similar 11 5/8% Series D senior note for each outstanding note held by the qualified institutional buyers. The proceeds from this offering were used to purchase the RadarSat-2 License, for working capital and for general corporate purposes.

            - On February 25, 1998, ORBIMAGE offered and sold 150,000 units in a private offering exempt from registration pursuant to Rule 144A of the Securities Act. The initial purchasers were Bear, Stearns & Co. Inc., Merrill Lynch & Co. and NationsBanc Montgomery Securities LLC, who subsequently resold the units to "qualified institutional buyers" (as defined in Rule 144A). Each unit consisted of an 11 5/8% senior note due 2005 in the principal amount of $1,000 and a warrant to purchase 8.75164 shares of ORBIMAGE's common stock. On July 24, 1998, ORBIMAGE filed an exchange offer registration statement offering to exchange a substantially similar 11 5/8% Series B senior note for each outstanding note held by the qualified institutional buyers. The proceeds from this offering were used to purchase certain pledged securities and are being used to develop and construct satellites, ground stations, market products and services and for working capital.

            - Concurrently with the units offering, ORBIMAGE issued 227,295 shares of Series A preferred stock for an aggregate purchase price of $22.7 million to a group of "accredited investors."

            - On December 30, 1997, ORBIMAGE issued 14,000 shares of common stock for an aggregate purchase price of $58,380 to an individual pursuant to the exercise of certain options.

            - On July 3, 1997, ORBIMAGE issued 72,605 shares of Series A preferred stock for an aggregate purchase price of $7.3 million to the Export Development Corporation, an "accredited investor."

            - On May 7, 1997, ORBIMAGE issued 300,100 shares of Series A preferred stock for an aggregate purchase price of $30.0 million to a group of "accredited investors."

            All of the sales of Series A preferred stock described above were made in reliance on one or more exemptions from registration under the Securities Act, including exemptions for sales to accredited investors provided for by Regulation D and exemptions for sales to non-U.S. persons outside the U.S. provided for by Regulation S promulgated under the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

            The following selected consolidated financial data of ORBIMAGE as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of ORBIMAGE. The selected historical consolidated financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto, included elsewhere in this Report.

                                                                 YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                           1995           1996           1997          1998            1999
                                           ----           ----           ----          ----            ----
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS                                                (RESTATED)
 DATA:                                                                                  (1)
 Revenues  . . . . . . . . . . . . .       $ 4,567        $ 1,055       $ 2,062        $ 11,663       $ 18,587
 Direct expenses . . . . . . . . . .         7,998          4,320         6,312          15,215         21,212
                                           -------        -------       -------        --------       --------
 Gross loss  . . . . . . . . . . . .        (3,431)        (3,265)       (4,250)         (3,552)        (2,625)
 Selling, general and administrative
   expenses  . . . . . . . . . . . .         2,371          1,630         2,845           7,328         10,362
                                           -------        -------       -------        --------       --------
 Loss from operations  . . . . . . .        (5,802)        (4,895)       (7,095)        (10,880)       (12,987)
 Interest income . . . . . . . . . .            --             --         1,261           1,915          2,636
                                           -------        -------       -------        --------       --------
 Loss before benefit for income             (5,802)        (4,895)       (5,834)         (8,965)       (10,351)
   taxes . . . . . . . . . . . . . .
 Benefit for income taxes  . . . . .            --             --        (1,752)         (3,286)        (3,629)
                                           -------        -------       -------        --------       --------
 Net loss  . . . . . . . . . . . . .       $(5,802)       $(4,895)      $(4,082)       $ (5,679)      $ (6,722)
                                           =======        =======       =======        ========       ========
Loss per common share -- basic and
 diluted (2) . . . . . . . . . . . .            --             --       $ (0.42)       $  (1.05)      $  (0.79)
OTHER DATA:
Capital expenditures  . . . . . . .        $18,989        $12,617       $49,029        $108,533       $ 92,388

                                                                    DECEMBER 31,
                                      -------------------------------------------------------------------------

                                           1995           1996           1997          1998            1999
                                           ----           ----           ----          ----            ----
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:                                                   (RESTATED) (1)
Cash, cash equivalents and
  available-for-sale securities..        $     --       $     --       $  22,220     $   59,483     $ 37,262
Total assets.....................          63,423         72,328         137,749        308,078      359,838
Long-term obligations (3)........              --             --              --        142,622      214,575
Preferred stock subject to
  repurchase.....................              --             --          36,355         78,489       91,563
Stockholders' equity.............          19,956         26,279          49,005         33,964       14,671

----------


(1) In consultation with its new independent auditors retained in July 1999, Orbital Imaging Corporation ("ORBIMAGE") determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (3) of the Notes to Consolidated Financial Statements.

(2) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital, and the loss per common share for the years ended December 31, 1995 and 1996 were not considered meaningful.

(3) Net of unamortized debt discount, estimated to be $7.4 million (restated) and $10.4 million as of December 31, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Orbital Imaging Corporation ("ORBIMAGE") operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital Sciences Corporation ("Orbital") to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"),
ORBIMAGE has acquired the exclusive worldwide rights to market and sell imagery from the RadarSat-2 satellite (the "RadarSat-2 License") and has in turn granted these rights to MDA. MDA will own and operate RadarSat-2 and provide operations, data reception, processing, archiving, marketing and distribution services to ORBIMAGE. RadarSat International, Inc. ("RSI"), a wholly owned subsidiary of MDA, has also appointed ORBIMAGE as a non-exclusive distributor of RadarSat-1 satellite imagery in the United States. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services.

   ORBIMAGE expects to launch OrbView-4 in the first quarter of 2001 and OrbView-3 in the second quarter of 2001. ORBIMAGE expects that RadarSat-2 will be launched in the fourth quarter of 2002.

   Business Acquisition. In April 1998, ORBIMAGE acquired substantially all of the assets of TRIFID Corporation ("TRIFID") for $5 million. TRIFID provides sophisticated image processing software, geographic information database and production systems, imaging sensor design and related engineering services to both governmental and commercial customers. The acquisition provides ORBIMAGE with the technical personnel and production capability required to generate high-resolution imagery and derived products.

   Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors and sales of ground stations to distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the advance payments under these contracts and recognizes revenue over the contractual delivery period. As of December 31, 1999, ORBIMAGE had approximately $24.6 million of deferred revenue related primarily to advance payments for OrbView-2 imagery. In 1999, ORBIMAGE commenced construction of two OrbView-3 and OrbView-4 distributor ground stations. Revenue on these contracts is recognized using the percentage-of-completion method of accounting.

   Direct Expenses. Direct expenses include the costs of operating and depreciating (i) the OrbView-1 satellite, (ii) the OrbView-2 License, (iii) the related ground systems, and (iv) construction costs related to the OrbView-3 and OrbView-4 distributor-owned ground stations. Satellite operating costs primarily consist of labor expenses.

   System Depreciation. ORBIMAGE depreciates its satellites over the design life of each satellite. ORBIMAGE is amortizing the cost of the OrbView-2 License over the seven and one-half year design life of the OrbView-2 satellite. ORBIMAGE intends to amortize the cost of OrbView-3, OrbView-4 and the RadarSat-2 License over the design lives of the satellites, estimated to be five, five and seven years, respectively. ORBIMAGE depreciates the ground systems used to operate the satellites and collect, process and distribute imagery over the estimated lives of the assets, generally eight years. Depreciation begins when the satellites and ground systems are placed in service.

   Interest Expense. In April 1999, ORBIMAGE issued $75 million in principal amount of 11 5/8% senior notes due 2005 (the "1999 Offering"). In February
1998, ORBIMAGE issued $150 million of units (the "1998 Offering"), each unit consisting of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock. Interest on the senior notes, together with amortization of debt discount, is capitalized as the historical costs of assets under construction and will be amortized over the assets' useful lives when placed in service. ORBIMAGE expects to capitalize a significant portion of its interest expense through 2001 as it completes construction of the OrbView-3 and OrbView-4 satellites and makes payments due under the RadarSat-2 License. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets' useful lives when placed in service.

    Restatement. In consultation with its new independent auditors retained in July 1999, ORBIMAGE determined that it would restate its condensed financial statements for the quarter ended June 30, 1998, the quarter ended September 30, 1998, and its financial statements for the year ended December 31, 1998, and its condensed consolidated financial statements for the quarter ended March 31, 1999, the quarter ended June 30, 1999 and the quarter ended September 30, 1999. See Note (3) of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

   Revenues. Revenues for the years ended December 31, 1997, 1998 and 1999 were approximately $2.1 million, $11.7 million and $18.6 million, respectively. The increase in 1999 revenue is primarily due to the construction of OrbView-3 and OrbView-4 distributor ground stations, which generated $4.5 million in revenue. The increase in 1998 revenues was primarily due to the commencement of the OrbView-2 satellite's commercial operations in November 1997. Revenues during the years ended December 31, 1998 and 1999 also included $1.6 million and $3.0 million, respectively, in sales generated from the image processing business acquired from TRIFID in 1998. Revenues for the year ended December 31, 1997 consisted of approximately $0.8 million and $1.3 million of OrbView-1 and OrbView-2 sales, respectively.

   Direct expenses. Direct expenses for the years ended December 31, 1997, 1998 and 1999 were approximately $6.3 million, $15.2 million and $21.2 million, respectively. The increase in 1999 direct expenses is primarily due to the construction costs of OrbView-3 and OrbView-4 distributor-owned ground stations, which were $4.2 million. Direct expenses increased from 1997 to 1998 primarily as a result of the OrbView-2 License amortization, additional ground system depreciation and increased operating expenses primarily related to OrbView-2, all of which began when OrbView-2 commenced commercial operations in November 1997. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $2.8 million, $7.3 million (restated) and $10.4 million for the years ended December 31, 1997, 1998 and 1999, respectively. The increases in SG&A expenses in 1998 and 1999 were primarily attributable to the increase in salaries and related benefits as ORBIMAGE expanded its operations and workforce.

    Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes, net of applicable capitalized interest. Net interest income for the years ended December 31, 1998 and 1999 was approximately $1.9 million (restated) and $2.6 million, respectively, which is net of interest expense of approximately $4.8 million (restated) and $1.6 million. Net interest income was approximately $1.3 million for the year ended December 31, 1997, and there was no interest expense in 1997. For the years ended December 31, 1998 and 1999, capitalized interest in connection with the construction of the OrbView-3, OrbView-4 and RadarSat-2 satellites and related ground system totaled $10.9 million and $23.7 million, respectively. Capitalized interest for the year ended December 31, 1999 increased due to the completion of the 1999 Offering and larger balances of assets that are under construction.

   Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of approximately $3.3 million and $3.6 million for the years ended December 31, 1998 and 1999, respectively. ORBIMAGE recorded an income tax benefit of approximately $1.8 million for the period May 8, 1997 through December 31, 1997. The tax benefits result from net operating losses generated during the period, in addition to decreases in deferred tax liabilities for depreciation of satellite assets, which were previously deducted for tax purposes. Prior to May 8, 1997, ORBIMAGE was an operating division of Orbital and was included in Orbital's consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1999, ORBIMAGE had approximately $37.3 million of cash and cash equivalents and available-for-sale securities.


   In October 1999, ORBIMAGE entered into a stock purchase agreement with Orbital, which provided for Orbital to purchase up to 2,500,000 shares of common stock for a price of $10 per share in minimum $5 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10 million. In March 2000 in connection with the negotiation of certain modifications to our procurement agreement with Orbital (described below), we amended the stock purchase agreement to reduce the number of shares required to be purchased by Orbital to 1,250,000 shares from 2,500,000 shares, although that number may increase in the event of certain delays in the launch of OrbView-4.

   On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising gross proceeds of $75 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising gross proceeds of $150 million. In connection with the 1998 and 1999 Offerings, ORBIMAGE purchased approximately $32.9 million of U.S. Treasury securities to fund the interest on the senior notes through March 1, 2000. The total effective interest rate on the senior notes, including the discount attributable to the value of the warrants and issuance expenses, is approximately 13.4% (restated). Concurrent with the 1998 Offering, ORBIMAGE completed a private placement of 227,295 shares of Series A preferred stock, generating approximately $21.3 million of net proceeds. During 1997, ORBIMAGE completed two private equity placements, in which it sold 372,705 shares of Series A preferred stock, generating gross proceeds of approximately $37.3 million. Orbital also increased its common equity investment in ORBIMAGE, bringing its total equity investment to approximately $91.5 million.

   Operating activities provided cash of approximately $6.3 million and $9.9 million (restated) during the years ended December 31, 1997 and 1998, respectively, and used cash of $10.5 million during the year ended December 31, 1999. The decrease in operating cash flow from 1998 to 1999 is primarily attributable to a decrease in the change in accounts payable and accrued expenses of $15.1 million. The increase in operating cash flow from 1997 to 1998 is primarily attributable to an increase in accounts payable and accrued expenses of $12.4 million.

   Investing activities used cash of approximately $60.4 million, $161.2 million and $77.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. The increase in the use of cash in 1997, 1998 and 1999 is attributable primarily to the net purchases (net of sales and maturities) of short- and long-term investments and increased capital expenditures in those periods. After completion of its private equity and debt financings in 1997, 1998 and 1999, ORBIMAGE invested the proceeds from the financings in various short- and long-term investments, consisting primarily of commercial paper and U.S. Treasury securities. The investments were used to fund costs under the procurement agreement between ORBIMAGE and Orbital, the RadarSat-2 License and other operating costs.

   Capital expenditures for the years ended December 31, 1997, 1998 and 1999 were approximately $49 million, $108.5 million and $92.4 million, respectively, and consisted primarily of costs relating to the acquisition of the OrbView-3 and OrbView-4 satellites and the related U.S. ground system. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system, is estimated to be approximately $311.3 million, net of approximately $31 million which will be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of December 31, 1999, ORBIMAGE had spent approximately $265 million. ORBIMAGE expects to spend approximately $22.5 million on capital expenditures through the third quarter of 2001, the projected deployment date of OrbView-3, and an additional $24 million in post-launch, on-orbit incentives.

   ORBIMAGE's acquisition of the RadarSat-2 License will cost $60 million, of which $30 million was paid in 1999. Approximately $140 million of RadarSat-2's $200 million estimated total cost will be funded by the Canadian Space Agency ("CSA") through a contract with Orbital and MDA. The remaining payments will not exceed $15 million in 2001; $10 million in 2002; and $5 million upon the successful on-orbit checkout of RadarSat-2. ORBIMAGE expects to use cash on hand, cash from operations and also may consider raising additional capital to fund RadarSat-2 License payments.


   ORBIMAGE expects to fund its future capital expenditures and negative cash flows from operating activities using cash on hand and the proceeds from Orbital's additional $12.5 million equity commitment. ORBIMAGE believes that, with Orbital's additional investment, it currently has sufficient resources to meet its requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational. We are currently pursuing other financing sources. Further, additional funding may be necessary in the event of any additional OrbView-3 or OrbView-4 launch delays, cost increases or unanticipated expenses. ORBIMAGE cannot assure you that such additional financing or funding will be available on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on a timely launch of one of the OrbView high-resolution satellites and the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors.

OUTLOOK: ISSUES AND UNCERTAINTIES

   The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or verbal forward-looking statements, including statements contained in ORBIMAGE's filings with the Securities and Exchange Commission. All statements that address operating performance, events, or developments that ORBIMAGE expects or anticipates will occur in the future, including launch dates, sufficiency of and ability to raise capital and statements relating to ORBIMAGE's sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from information contained in ORBIMAGE's forward-looking statements.

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

   Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $72.9 million through December 31, 1999. We expect losses to continue through the second quarter of 2001, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the third quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

  ORBIMAGE expects to fund its future capital expenditures and negative cash flows from operating activities using cash on hand and the proceeds from Orbital's additional $12.5 million equity commitment. ORBIMAGE believes that, with Orbital's additional investment, it currently has sufficient resources to meet its requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational. We are currently pursuing other financing sources. Further, additional funding may be necessary in the event of any additional OrbView-3 or OrbView-4 launch delays, cost increases or unanticipated expenses. ORBIMAGE cannot assure you that such additional financing or funding will be available on favorable terms or on a timely basis, if at all.

  In October 1999, we entered into a stock purchase agreement with Orbital, which provided for Orbital to purchase up to 2,500,000 shares of common stock for a price of $10 per share. In March 2000 in connection with the negotiation of certain modifications to our procurement agreement with Orbital, we amended the stock purchase agreement to reduce the number of shares required to be purchased by Orbital to 1,250,000 shares, although that number may increase in the event of certain delays in the launch of OrbView-4. There can be no assurance that Orbital will be able to fulfill its purchase commitment. Orbital's inability to fulfill its purchase commitment could have a material effect on ORBIMAGE's financial condition and results of operations. In such an event, we cannot assure you that additional capital will be available on favorable terms or on a timely basis, if at all.

  A significant portion of our capital requirements are related to developing, constructing and launching the OrbView satellites, constructing and activating the related U.S. ground systems and acquiring the RadarSat-2

License. While most of these costs are currently fixed under agreements with Orbital and MDA, we cannot assure you that these costs will not increase over time. For example, in March 2000, we agreed to a cost increase of $14 million under our procurement agreement with Orbital. In exchange for allowing us to pay this cost increase in the form of post-launch, on-orbit incentives, we also amended our stock purchase agreement with Orbital to reduce Orbital's stock purchase commitment to $12.5 million from $25 million, as described above. We will pay for launch and on-orbit insurance and technological assistance for OrbView-3, OrbView-4 and RadarSat-2 on a cost-plus or cost-reimbursable basis. Many factors outside our control influence the costs of these and other items and services, and we may need to raise more capital if any of these costs increase materially.

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

  If these or other events occur, we cannot assure you that we could raise additional capital on favorable terms or on a timely basis or at all. A substantial shortfall in funding would delay or prevent deployment of OrbView-3, OrbView-4 or RadarSat-2.

SCHEDULE DELAYS - ADDITIONAL DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

  We have previously experienced delays in the launch schedules of OrbView-3 and OrbView-4. We have recently experienced additional delays in the production schedules of OrbView-3 and RadarSat-2, which have resulted in the delay in the launch dates of OrbView-3 and RadarSat-2 to the second quarter of 2001 and fourth quarter of 2002, respectively. We previously encountered significant delays in the design, production and testing of the OrbView-2 satellite that was launched in August 1997.

  We could experience additional delays in the commercial operation of OrbView-3, OrbView-4 and/or RadarSat-2 from a variety of causes, including:

       - delays in designing, constructing, integrating or testing the satellites, satellite components and related ground systems;

       -  delayed or unsuccessful launches;

       -  subcontractor or manufacturer delays;

       - delays in receiving, or restrictions on, the licenses necessary to construct and operate the satellite systems;

       - delays under our procurement agreement with Orbital, or delays under the CSA contract with MDA, including delays by CSA in procuring a launch vehicle on a timely basis for RadarSat-2; or

       -  other events beyond our control.

  The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. Additional delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our OrbView-3 or OrbView-4 FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

  In addition, under our existing agreements with certain OrbView-3 and OrbView-4 regional distributors, the distributors have the right to terminate their agreements because of the recent OrbView-3 launch delay. In the event these distributors terminate these agreements, we cannot assure you that we will be able to find replacement distributors on terms acceptable to us or in a timely manner, if at all. Our ability to replace such distributors could have an adverse effect on our business.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

  Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to or loss of a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 28 missions and has a success rate of approximately 90%. However, there are several additional
Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, if at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown five missions to date, all of which were successful. We expect CSA to provide a launch vehicle for RadarSat-2, which has not yet been identified. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2, or the failure of CSA to provide a launch vehicle for RadarSat-2, could negatively affect our business, financial condition, results of operations and our ability to deliver our products and services and service our debt.

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

  We have not procured a spare high-resolution OrbView satellite, nor do we maintain an inventory of long lead-time parts for the high-resolution OrbView satellites. If there is a failure in an OrbView-4 satellite subsystem that is common to the OrbView-3 satellite (e.g., the sensor), such failure may result in a delay of the OrbView-3 launch.

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

COMPETITION -- WE MAY BE UNABLE TO REPAY THE SENIOR NOTES IF WE DO NOT SUCCESSFULLY COMPETE IN THE REMOTE IMAGING INDUSTRY.

  Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these entities may have greater financial, personnel and other resources than we have. Our major existing and potential competitors for high-resolution satellite imagery include:

          - Space Imaging EOSAT, which launched its high-resolution satellite in September 1999;

          - EarthWatch, which is expected to launch its first high-resolution satellite in mid-2000; and

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

          - through its subsidiary, MDA, to construct the OrbView-3 and 4 distributor ground system;

          - through its subsidiary, MDA, to design, develop and construct RadarSat-2 and the related Canadian ground system, integrate and operate RadarSat-2, and receive, process, and archive RadarSat-2 imagery.

  We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on MDA to market the RadarSat-2 imagery pursuant to a sublicense of our exclusive marketing rights under the RadarSat-2 License. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by a procurement agreement between Orbital and us. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-3 and/or OrbView-4 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. In addition, if MDA fails to perform its obligations under the OrbView-3 and 4 distributor ground system agreement, it could have a material adverse effect on ORBIMAGE's business. We also rely on MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of OrbView-3, OrbView-4 or RadarSat-2.

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

  Orbital owns 52.1% of our outstanding voting stock on a fully diluted basis, and has agreed to acquire up to an additional 1,250,000 shares of common stock. Two of our directors are also directors of Orbital, and one of our officers is also an employee of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital.

  Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

  We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. We also have an agreement with Orbital's subsidiary, MDA, pursuant to which MDA will provide the OrbView-3 and 4 distributor ground system. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement and the RadarSat-2 License.

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

  The DoC has informed ORBIMAGE that Orbital must obtain a DoC license for the RadarSat-2 satellite by virtue of its controlling ownership of MDA. Additionally, the DoC has informed ORBIMAGE that it is not required to obtain a DoC license to function as a RadarSat-2 distributor. If Orbital cannot obtain the DoC license on acceptable terms, our financial condition and results of operations would be materially adversely affected.

  The DoC licenses provide that the U.S. government can interrupt service during periods of national emergency. Actual or threatened interruptions could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with international customers for high-resolution optical imagery. These reviews could delay or prohibit us from executing these agreements. Canada does not currently have licensing requirements similar to the DoC's requirements, but has proposed legislation, which would regulate the ownership and operation of remote sensing satellites. Currently, the Canadian government can interrupt RadarSat-2 service during certain periods of national emergency.

  Our renewal application for an experimental FCC license for OrbView-2 was granted effective January 1999. This license expires in January 2003 and may be revoked for failure to comply with its terms.

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

  Revenues from government contracts accounted for approximately 95%, 94% and 66% of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1999, contracts with U.S. government agencies constituted approximately 25% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. Similarly, if the CSA terminates the CSA contract for RadarSat-2 and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system. In addition, our approximately $0.6 million per year contract with NASA for the provision of OrbView-1 imagery expires on April 17, 2000 and may not be renewed.

CHANGE OF CONTROL -- THE HOLDERS OF SERIES A PREFERRED STOCK COULD TAKE CONTROL OF OUR BOARD OF DIRECTORS UPON THE OCCURRENCE OF CERTAIN EVENTS.

  We are a party to a stockholders' agreement with the holders of our Series A preferred stock. This stockholders' agreement and our charter contain provisions relating to the election of directors.

  Our charter permits the Series A holders to designate additional members to the board of directors and thus gain control of the board of directors if we fail to pay timely dividends or to repurchase the Series A preferred stock in some circumstances.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As of December 31, 1999, ORBIMAGE had senior notes outstanding of $214.6 million with a fair value of $155.3 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000. As of December 31, 1999, held-to-maturity securities restricted for the payment of interest on the senior notes totaled $12.9 million.

            ORBIMAGE does not have any derivative financial instruments as of December 31, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

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

                               OTHER INFORMATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On April 22, 1999, KPMG LLP ("KPMG") resigned as the auditors for ORBIMAGE. KPMG's reports on ORBIMAGE's financial statements for the fiscal years ended December 31, 1997 and 1998 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

            During the fiscal year ended December 31, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with KPMG's reports.

            During the fiscal year ended December 31, 1998 and the interim period ended April 22, 1999, ORBIMAGE and KPMG had certain disagreements regarding prospective accounting treatment for recognizing revenue on certain customer purchase contracts. Those disagreements related to (1) the correct application of the revenue accounting for certain related party contracts in future periods and (2) disclosure of the nature of the contracts in certain of ORBIMAGE's registration statements and an offering memorandum issued in connection with an exempt debt securities offering in April 1999. ORBIMAGE ultimately disclosed these transactions in the exempt offering in such a manner so that the offering memorandum did not suggest that these contracts would result in revenues in the future and clearly identified these contracts as between Orbital Science Corporation and the customer rather than ORBIMAGE and the customer. ORBIMAGE authorized KPMG to respond fully to the inquiries of its successor accountant concerning the subject matter of the disagreements.

            There were no reportable events (as defined in SEC Regulation S-K, Item 304(a)(1)(v)) during the fiscal years ended December 31, 1997 and 1998 and the interim period ended April 22, 1999.

            KPMG issued a letter to the SEC as an exhibit to the Form 8-K/A dated June 10, 1999 stating that they agreed with the above statements.

            On July 21, 1999, ORBIMAGE engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as ORBIMAGE's independent accountant to audit its consolidated financial statements for the year ended December 31, 1999. During the two most recent fiscal years of ORBIMAGE, and during the subsequent interim period preceding the engagement of PricewaterhouseCoopers, neither ORBIMAGE nor anyone on its behalf consulted with PricewaterhouseCoopers regarding (a) the application of accounting principles to any transactions, either completed or proposed, or the type of audit opinion that might be rendered on ORBIMAGE's financial statements, or (b) any matters that were the subject of disagreements between ORBIMAGE and KPMG, its former certifying accountant, which disagreements were described in Amendment No. 2 to ORBIMAGE's Current Report on Form 8-K/A filed on June 10, 1999. Neither any written report nor any oral advice was provided to ORBIMAGE by PricewaterhouseCoopers regarding any of the above.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the directors and executive officers of ORBIMAGE as of the date of this Report.

                                NAME                  AGE                          POSITIONS
                                ----                  ---                          ---------
                 David W. Thompson . . . . . . . .     46    Chairman of the Board and Director

                 Gilbert D. Rye  . . . . . . . .       59    President and Chief Executive Officer

                 Edward D. Nicastri  . . . . . .       52    Vice President, Engineering and Operations

                 Armand D. Mancini . . . . . . . .     41    Vice President, Chief Financial Officer

                 Alan R. Schwartz Ocio . . . . . .     39    Vice President, General Counsel and Assistant
                                                               Secretary
                 James A. Abrahamson . . . . . . .     66    Director
                 Bruce W. Ferguson . . . . . . . .     45    Director
                 Richard Reiss, Jr . . . . . . . .     56    Director
                 William W. Sprague  . . . . . . .     42    Director

            DAVID W. THOMPSON has served as Chairman of the Board and a director since 1993. Mr. Thompson also served as the Chief Executive Officer from 1993 through February 2000. He is also the Chairman, Chief Executive Officer and a director of Orbital. Mr. Thompson co-founded Orbital in 1982. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as Special Assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked at the Charles Stark Draper Laboratory on the Space Shuttle's autopilot design.

            GILBERT D. RYE is our President and Chief Executive Officer, a position he has held since February 2000. From 1993 through February 2000, Mr. Rye served as President and Chief Operating Officer. From 1990 to 1993, he was Orbital's Senior Vice President for Marketing and Business Development. Between 1985 and 1989, Mr. Rye was President of Comsat Government Systems (a subsidiary of Comsat Corporation) and Vice President and General Manager of Space and Technology for BDM International. Mr. Rye is a retired Colonel from the U.S. Air Force with over 25 years of experience in various intelligence and space-related program management and policy-making positions.

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

             ALAN R. SCHWARTZ OCIO was appointed Vice President, General Counsel and Assistant Secretary of ORBIMAGE in April 1999. Prior to joining ORBIMAGE, he was an associate with Piper & Marbury LLP from 1997 to March 1999, and Cole, Corette & Abrutyn from 1988 to 1997.

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

            BRUCE W. FERGUSON has been a member of the Board since 1993. Mr. Ferguson is Chairman, President and Chief Executive Officer of Edenspace Systems Corporation, an environmental services company he co-founded in 1998. He is a co-founder of Orbital and a member of its Board of Directors. Mr. Ferguson was Senior Vice President, Special Projects of Orbital from 1997 to 1999 and was Executive Vice President and General Manager/Communications and Information Services Group of Orbital from 1993 until 1997. Mr. Ferguson was Executive Vice President and Chief Operating Officer of Orbital from 1989 to 1993 and Senior Vice President/Finance and Administration and General Counsel of Orbital from 1985 to 1989.

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

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth all compensation earned for services rendered to ORBIMAGE in the fiscal years ended December 31, 1997, 1998 and 1999, by ORBIMAGE's Chief Executive Officer and the most highly compensated executive officers in all capacities in which they served (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM COMPENSATION
                                                                                                   ----------------------

                                                                                               SECURITIES
                                                                ANNUAL COMPENSATION            UNDERLYING
                                                                -------------------              OPTIONS           ALL OTHER
                      NAME AND PRINCIPAL POSITIONS           SALARY            BONUS              (#)            COMPENSATION
                      ----------------------------           ------            -----               ---           ------------
                                                                                (1)                                   (2)
                 David W. Thompson
                   Chairman of the Board (3)
                      1999 . . . . . . . . . . . . .     $         --     $         --           60,000        $         --
                      1998 . . . . . . . . . . . . .               --               --           50,000                  --
                      1997 . . . . . . . . . . . . .               --               --           40,000                  --
                 Gilbert D. Rye
                   President and Chief Executive
                      Officer (4)
                      1999 . . . . . . . . . . . . .          230,000           80,500           90,000              13,659
                      1998 . . . . . . . . . . . . .          215,000           97,200           60,000              15,120
                      1997 . . . . . . . . . . . . .          200,000          110,000           50,000              11,658
                 Edward D. Nicastri
                   Vice President, Engineering and
                      Operations
                      1999 . . . . . . . . . . . . .          171,500           39,617           25,000               9,686
                      1998 . . . . . . . . . . . . .          162,500           48,260           20,000              11,271
                      1997 . . . . . . . . . . . . .          116,000           64,500           90,000               8,488
                 Armand D. Mancini
                   Vice President, Chief Financial
                      Officer
                      1999 . . . . . . . . . . . . .          140,000           29,400           40,000               7,558
                      1998 . . . . . . . . . . . . .          132,000           39,200           20,000               8,774
                      1997 . . . . . . . . . . . . .          115,000           39,300           15,000               6,789

                 Alan R. Schwartz Ocio
                   Vice President, General Counsel and
                      Assistant Secretary (5)
                      1999 . . . . . . . . . . . . .          109,615           31,500           90,000                 211

----------

(1) Includes bonuses earned in 1999 and paid in 2000.

(2) Includes matching and profit-sharing contributions earned under a 401(k) Plan and the dollar value of premiums paid by ORBIMAGE with respect to life insurance for their benefit.

(3) Mr. Thompson's salary, bonus and long-term compensation (other than options) are paid by Orbital. During the three years ended December 31, 1999, Mr. Thompson served as Chief Executive Officer. Effective February 2000, Mr. Thompson no longer serves as Chief Executive Officer. Except as set forth in the above table, Mr. Thompson was not compensated for services rendered in his capacity as an officer of ORBIMAGE.

(4) During the three years ended December 31, 1999, Mr. Rye served as President and Chief Operating Officer. Effective February 2000, Mr. Rye serves as President and Chief Executive Officer.

(5) Mr. Schwartz Ocio joined ORBIMAGE in March 1999.

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

           As of December 31, 1999, 4,800,000 shares of common stock were authorized for issuance under the Stock Option Plan, of which 3,293,572 options were outstanding at exercise prices ranging from $3.60 to $6.25 per share. Of the total number of options outstanding, 1,916,611 were currently exercisable.

    On February 14, 2000, ORBIMAGE granted 412,347 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $7.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 2,000 compensatory options that were issued to consultants over the three-year vesting period of the options.


OPTION GRANTS IN LAST FISCAL YEAR

            Shown below is information on grants of stock options to the Named Officers pursuant to the Stock Option Plan during the fiscal year ended December 31, 1999, which options are reflected in the Summary Compensation Table.

                                                              INDIVIDUAL GRANTS
                                         -----------------------------------------------------------
                                                                                     POTENTIAL REALIZED
                                         PERCENT OF                                  VALUE AT ASSUMED
                         NUMBER OF       TOTAL OPTIONS                               ANNUAL RATES OF STOCK
                         SECURITIES      GRANTED TO                                  PRICE APPRECIATION FOR
                         UNDERLYING      EMPLOYEES IN   EXERCISE OR                  OPTION TERM
                         OPTIONS         FISCAL YEAR    BASE PRICE      EXPIRATION   -----------
         NAME            GRANTED(1)        1999         PER SHARE(2)       DATE          5%          10%
         ----            ----------        ----         ------------       ----          --          ---
David W. Thompson......     60,000           8%            $6.25          4/26/09    $ 235,835    $ 597,653
Gilbert D. Rye.........     90,000          11%             6.25          4/26/09      353,753      896,480
Edward D. Nicastri.....     25,000           3%             6.25          4/26/09       98,265      249,022
Armand D. Mancini .....     40,000           5%             6.25          4/26/09      157,224      398,436
Alan R. Schwartz-Ocio..     90,000          11%             6.25          4/26/09      353,753      896,480

----------

(1) Options generally vest in one-third increments over a three-year period.

(2) Options are granted at the fair market value on the date of grant, as determined by the Board. Certain factors considered by the Board in determining the fair market value of options include, without limitation:
    (i) valuations done in connection with recent financings; (ii) the conversion price of ORBIMAGE's Series A preferred stock; (iii) results of operations; (iv) whether ORBIMAGE has entered into any new contracts; and
    (v) the lack of a market for ORBIMAGE common stock.

            The Board has implemented an incentive bonus plan. Members of senior management are eligible for bonuses equal to between 10% and 50% of their base salary, based upon their success in meeting certain team and individual incentives that are defined by the Board.

            In April 1999, ORBIMAGE awarded options to purchase 7,500 shares of common stock to each of the four non-employee directors. These stock options were granted with an exercise price of $6.20 and vest over a one-year period.

AGGREGATED OPTIONS; YEAR END OPTION VALUES

            The following table sets forth the number of options and the value of unexercised and exercised options held by the Named Officers as of December 31, 1999:

                            NUMBER OF SECURITIES UNDERLYING               VALUE OF UNEXERCISED IN-
                                UNEXERCISED OPTIONS AT                      THE-MONEY OPTIONS AT
                                  DECEMBER 31, 1999                        DECEMBER 31, 1999(1)
                           ----------------------------             -------------------------------
                           EXERCISABLE         UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
                           -----------         -------------          -----------          -------------
David W. Thompson . . .          221,111             128,889            $  561,244             $ 155,956
Gilbert D. Rye  . . . .          303,334             146,666               773,435               117,865
Edward D. Nicastri  . .           66,667              68,333               138,667                90,133
Armand D. Mancini . . .          116,667              58,333               299,667                38,133
Alan R. Schwartz-Ocio .               --              90,000                    --                    --

----------

(1) The value of unexercised in-the-money options at December 31, 1999 assumes a fair value of $6.25 for ORBIMAGE's common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the common stock and Series A preferred stock as of March 30, 2000: (i) by each person who beneficially owns more than five percent of the Series A preferred stock (which votes as a class on certain matters); (ii) by each person who beneficially owns more than five percent of the common stock (including the Series A preferred stock on an as-converted basis); (iii) by each director and Named Officer; and (iv) by all executive officers and directors as a group.

            All persons listed below have an address in care of ORBIMAGE's principal executive offices unless otherwise noted.

                                                             SHARES OF PREFERRED                    SHARES OF COMMON
                                                             STOCK BENEFICIALLY                    STOCK BENEFICIALLY
                                                                  OWNED (1)                           OWNED (1)(2)
                                                     -------------------------------          ----------------------------
                      NAME OF BENEFICIAL OWNER            NUMBER            PERCENT             NUMBER            PERCENT
                      ------------------------            ------            -------             ------            -------
                 Orbital Sciences Corporation  .              --                --%          25,200,000            57.6%
                   21700 Atlantic Boulevard
                   Dulles, VA 20166
                 Merrill Lynch KECALP L.P  . . .      276,195 (3)             35.8            6,623,381            15.1
                   225 Liberty Street
                   South Tower, 23rd Floor
                   New York, NY 10080-6123
                 Crest Funding Partners, L.P. (4)     219,686 (5)             28.4            5,268,249            12.0
                   320 Park Avenue
                   New York, NY 10022
                 Morgan Guaranty Trust Company
                   of New York . . . . . . . . .      163,355 (6)             21.1            3,917,386             9.0
                   522 Fifth Avenue
                   New York, NY 10036
                 Georgica Advisors LLC (7) . . .       83,477 (8)             10.8            2,001,847             4.6
                   1114 Avenue of the Americas
                   New York, NY 10036
                 Gilbert D. Rye (9)  . . . . . .              --                --              353,334               *
                 David W. Thompson (9) . . . . .              --                --              257,778               *
                 Bruce W. Ferguson (9)(10) . . .              --                --              210,834               *
                 Armand D. Mancini (9) . . . . .              --                --              136,668               *
                 Edward D. Nicastri (9)  . . . .              --                --              106,668               *
                 Alan R. Schwartz Ocio (9) . . .              --                --               30,000               *
                 James A. Abrahamson (9).. . . .              --                --               14,167               *
                 William W. Sprague (4)(9) . . .              --                --               10,834               *
                 Richard Reiss, Jr. (7)(9) . . .              --                --               10,834               *
                 All executive officers and
                  directors as a Group (9)(10)                --                --            1,131,117             2.5

----------

*   Less than one percent.

(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after March 30, 2000, are deemed outstanding.

(2) Each of Crest Funding Partners, L.P., Merrill Lynch KECALP L.P., Morgan Guaranty Trust Co. and Georgica Advisors LLC or their respective affiliates currently owns shares of Series A preferred stock. Each share of Series A preferred stock is convertible into approximately 24 shares of common stock.

(3) Includes 169,411 shares owned by Merrill Lynch KECALP L.P. 1997, 55,826 shares owned by Merrill Lynch KECALP L.P. 1999, 32,348 shares owned by Merrill Lynch KECALP International L.P. 1997, and 18,610 shares owned by Merrill Lynch KECALP International L.P. 1999.

(4) William W. Sprague, an ORBIMAGE director, is the founder and President of Crest Management Company, LLC, the manager of Crest Funding Partners, L.P.

(5) Includes 159,738 shares owned by Crest Funding Partners, L.P., and 59,948 shares owned by Crest Management Company LLC.

(6) Includes 115,826 shares owned by Morgan Guaranty Trust Company of New York, as Trustee of the Commingled Pension Trust Fund (Multi-Market Special Investment Fund II) of Morgan Guaranty Trust Company of New York; 23,027 shares owned by Morgan Guaranty Trust Company of New York, as Trustee of the Multi-Market Special Investment Trust Fund of Morgan Guaranty Trust Company of New York; and 24,502 shares owned by Morgan Guaranty Trust Company of New York, as Investment Manager and Agent for the Alfred P. Sloan Foundation (Multi-Market Account).

(7) Richard Reiss, Jr., an ORBIMAGE director, is the founder and President of Georgica Advisors LLC.

(8) Includes 73,744 shares owned by Georgica Partners and 9,733 shares owned by Georgica International Fund.

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

            Capital Contributions. As part of the initial sale of Series A preferred stock in 1997, Orbital contributed approximately $91.5 million to our capital and paid us $40.9 million to purchase OrbView-1 and OrbView-2 imagery, for total payments to us of $132.4 million. These payments were offset by approximately $95 million that we owed to Orbital under the procurement agreement and the services agreement, resulting in net payments to us of $37.4 million. See "-- Procurement Agreement," and "-- Services Agreement."

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

             Contract Costs. We estimate that the total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground systems will be approximately $311.3 million, net of $31 million which will be funded by the U.S. Air Force through an agreement with Orbital ($292 million of which we have agreed to pay under the procurement agreement). These estimated costs include all satellite design, construction and launch costs and hyperspectral capability, but exclude insurance costs. Of this amount, we had spent approximately $265 million as of December 31, 1999. We expect to spend approximately $22.5 million through the third quarter of 2001, the projected deployment date of OrbView-3 and an additional $24 million in post-launch, on-orbit incentives. We generally pay our costs under the procurement agreement on a monthly schedule based on the costs incurred by Orbital, and pay the remaining amounts upon completion of specified project milestones, such as critical design review and launch events. Our costs under the procurement agreement include a performance incentive to Orbital of: (a) up to $2.25 million for OrbView-4 and $2.55 million for OrbView-3 during each year of the five-year design lives of the satellites, based on the operational efficiency of the satellites, for a maximum payment of up to $24 million; and (b) an additional $1 million per year per satellite for each year that OrbView-3 or OrbView-4 remains in operation beyond its five year design life. See "Risk Factors -- Contract Revenue -- Contracts may be terminated for a variety of reasons which would result in a loss of contract revenues."

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

            The non-compete agreement permits Orbital to provide components for integrated systems or subsystems, but does not permit Orbital to design, develop or construct sensors capable of generating imagery similar, or technologically superior, to the imagery of OrbView-2, OrbView-3, OrbView-4 or any satellite that we purchase from Orbital or its affiliates. Subject to certain exceptions, Orbital has also agreed not to invest, and not to let its affiliates invest, more than $10 million in any entity that gathers and distributes satellite-based imagery similar, or technologically superior, to the imagery of OrbView-2, OrbView-3, OrbView-4, or any similar satellite that we purchase from Orbital or its affiliates. The non-compete agreement will terminate on the earlier of (i) June 30, 2003, (ii) the date on which the procurement agreement is terminated, (iii) the first anniversary of an initial public offering by ORBIMAGE, (iv) the end of a 180-day period in which ORBIMAGE's average common stock price exceeds certain thresholds, or (v) the date on which ORBIMAGE procures a follow-on high-resolution satellite from a provider other than Orbital or its affiliates.

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

RADARSAT-2 LICENSE

            In 1998, we entered into a license agreement with Orbital and MDA, under which MDA granted us:

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

            - provide us with RadarSat-2 imagery reception, processing and archiving services; and

            - market RadarSat-2 imagery and serve as our exclusive worldwide distributor of RadarSat-2 imagery pursuant to a sublicense of our distribution rights.

              Purchase Price. ORBIMAGE's acquisition of the RadarSat-2 License will cost $60 million. Approximately $140 million of RadarSat-2's $200 million estimated total cost will be funded by the CSA through a contract with MDA. ORBIMAGE will pay the $60 million purchase price in installments based on progress payments during the satellite construction phase. In October 1999, ORBIMAGE, Orbital and MDA amended the RadarSat-2 License, pursuant to which amendment ORBIMAGE agreed to pay in October 1999 a $15 million payment that would have otherwise been due in 2000. During the year ended December 31, 1999, ORBIMAGE paid a total of $30 million to MDA. The remaining payments will not exceed $15 million in 2001; $10 million in 2002; and $5 million upon the successful checkout of RadarSat-2.

            Other Fees and Arrangements. We will pay MDA 12% of our annual net revenues from RadarSat-2 imagery sales for data reception, processing and archiving services. We will also pay MDA its costs plus 10% for marketing and distribution services, and no more than $10 million per year to operate the RadarSat-2 satellite.

            Termination. Either ORBIMAGE or MDA may terminate the license agreement governing the RadarSat-2 License if the other party defaults on its obligations to pay amounts when due, breaches its representations or warranties, or fails to perform any other of its material obligations under the license agreement. In addition, either party may terminate the agreement if the contract between CSA and MDA is terminated for any reason, including by the Canadian government for convenience.

            Effects of Termination. Upon termination of the license agreement, our exclusive license to market and distribute RadarSat-2 imagery will terminate, except with respect to imagery we have already received, for which we will continue to hold a non-exclusive license. In addition, MDA will have no further imagery purchase obligations under the agreement.

            If we terminate the license agreement because the CSA contract terminates or because MDA fails to obtain the regulatory approvals needed for it to perform its obligations under the license agreement, MDA must reimburse us for the amount of our payments toward the purchase price of the RadarSat-2 License as of the date of termination. In addition, because CSA had not selected a launch vehicle by December 31, 1999, we are not required to make any more payments under the license agreement until CSA has selected a launch vehicle. As of March 30, 2000, CSA has not selected a launch vehicle for RadarSat-2. If CSA has not selected a launch vehicle by June 30, 2000, we are entitled to a refund of 50% of the license fee that we have paid as of that date.

            If MDA terminates the license agreement because of our default before RadarSat-2 becomes operational, we must pay MDA the balance of the purchase price of the RadarSat-2 License. If our default occurs after RadarSat-2 is operational, we do not have to pay MDA any additional amounts for the RadarSat-2 License.

            Indemnification. MDA has agreed to indemnify us for breaches of its representations and warranties and other covenants under the RadarSat-2 License. We have agreed to indemnify MDA for breaches of our representations and warranties and other covenants under the RadarSat-2 License. These indemnities survive expiration or termination of the RadarSat-2 License, but are limited to $10 million.

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

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  FINANCIAL STATEMENTS

   The following consolidated financial statements of Orbital Imaging Corporation, Report of Independent Accountants and the Independent Auditors' Report are included in Item 8 above:

    Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2
    Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3
    Consolidated Balance Sheets as of December 31, 1998 and 1999  . . . . . . . . . . . . . . .       F-4
    Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999        F-5
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998
        and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-6
    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999        F-7
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .       F-8

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

                 DATED:   March 30, 2000             By:         /s/ JAMES A. ABRAHAMSON
                                                     -----------------------------------
                                                     James A. Abrahamson, Director

                 DATED:   March 30, 2000             By:         /s/ BRUCE W. FERGUSON
                                                     ---------------------------------
                                                     Bruce W. Ferguson, Director

                 DATED:   March 30, 2000             By:         /s/ RICHARD REISS, JR.
                                                     ----------------------------------
                                                     Richard Reiss, Jr., Director

                 DATED:   March 30, 2000             By:         /s/ WILLIAM W. SPRAGUE
                                                     ----------------------------------
                                                     William W. Sprague, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ORBITAL IMAGING CORPORATION

Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-2
Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-3
Consolidated Balance Sheets as of December 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . .           F-4
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 . . . . . . . . .           F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999 . . . .           F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 . . . . . . . . .           F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS


To  The Board of Directors and Stockholders
    Orbital Imaging Corporation


In our opinion, the accompanying balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Orbital Imaging Corporation and its subsidiary at December 31, 1999, and the results of their operations and their cash flows for the year then ended conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
March 24, 2000
McLean, Virginia

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Orbital Imaging Corporation:

     We have audited the accompanying consolidated balance sheet of Orbital Imaging Corporation ("ORBIMAGE") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of ORBIMAGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Imaging Corporation as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 3, the accompanying consolidated balance sheet as of December 31, 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended have been restated.

                                                    KPMG LLP

January 22, 1999, except for the second paragraph of
Note 3 which is as of March 23, 2000
Washington, D.C.

                          ORBITAL IMAGING CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          DECEMBER 31,
                                                                                                          ------------
                                                                                                      1998            1999
                                                                                                      ----            ----
                                                 ASSETS                                            (RESTATED)
                 Current assets:
                    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .       $  25,082       $   4,855
                    Available-for-sale securities, at fair value . . . . . . . . . . . . . .          34,401          32,407
                    Restricted held-to-maturity securities, at amortized cost  . . . . . . .          16,724          12,932
                    Receivables and other current assets, net of allowances of $165 and
                        $80, respectively  . . . . . . . . . . . . . . . . . . . . . . . . .           2,291           5,525
                                                                                                   ---------       ---------
                          Total current assets . . . . . . . . . . . . . . . . . . . . . . .          78,498          55,719
                 Restricted held-to-maturity securities, at amortized cost . . . . . . . . .           8,201               -
                 Property, plant and equipment, at cost, less accumulated
                    depreciation of $7,630 and $10,841, respectively . . . . . . . . . . . .          15,956          31,937
                 Satellites and related rights, at cost, less accumulated depreciation
                    and amortization of $22,367 and $30,973, respectively  . . . . . . . . .         196,709         261,622
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,714          10,560
                                                                                                   ---------       ---------
                          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 308,078       $ 359,838
                                                                                                   =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .       $  16,879       $  14,341
                   Current portion of deferred revenue . . . . . . . . . . . . . . . . . . .           8,522           9,277
                   Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             580               -
                                                                                                   ---------       ---------
                         Total current liabilities . . . . . . . . . . . . . . . . . . . . .          25,981          23,618
                 Senior notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         142,622         214,575
                 Deferred revenue, net of current portion  . . . . . . . . . . . . . . . . .          23,698          15,334
                 Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           3,216              77
                 Capitalized lease obligation, net of current portion  . . . . . . . . . . .             108               -
                                                                                                   ---------       ---------
                         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         195,625         253,604

                 Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 687,576 and 772,561 shares issued and outstanding,
                     respectively (liquidation value of $70,133 and $78,801, respectively)            78,489          91,563

                 Stockholders' equity:
                     Common stock, par value $0.01; 75,000,000 shares authorized; 25,214,000
                        shares issued and outstanding  . . . . . . . . . . . . . . . . . . .             252             252
                     Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . .          86,782          87,285
                     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .         (53,070)        (72,866)
                                                                                                   ---------       ---------
                         Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .          33,964          14,671
                                                                                                   ---------       ---------
                             Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 308,078       $ 359,838
                                                                                                   =========       =========





          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                                                         1997          1998           1999
                                                                                         ----          ----           ----
                                                                                                    (RESTATED)
                  Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,062    $  11,663     $   18,587
                  Direct expenses  . . . . . . . . . . . . . . . . . . . . . .            6,312       15,215         21,212
                                                                                     ----------    ---------      ---------
                  Gross loss . . . . . . . . . . . . . . . . . . . . . . . . .           (4,250)      (3,552)        (2,625)
                  Selling, general and administrative expenses . . . . . . . .            2,845        7,328         10,362
                                                                                     ----------    ---------      ---------
                  Loss from operations . . . . . . . . . . . . . . . . . . . .           (7,095)     (10,880)       (12,987)
                  Interest income, net of interest expense of $4,790
                    and $1,684 in 1998 and 1999, respectively   . . . . . . .             1,261        1,915          2,636
                                                                                     ----------    ---------      ---------
                  Loss before benefit for income taxes . . . . . . . . . . . .           (5,834)      (8,965)       (10,351)
                  Benefit for income taxes . . . . . . . . . . . . . . . . . .           (1,752)      (3,286)        (3,629)
                                                                                     ----------    ---------      ---------
                  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (4,082)   $  (5,679)    $   (6,722)
                                                                                     ==========    =========      =========

                  Loss per common share -- basic and diluted (1) . . . . . . .       $    (0.42)   $   (1.05)    $    (0.79)
                  Loss available to common stockholders ...... . . . . . . . .       $   (6,890)   $ (26,538)    $  (19,796)
                  Weighted average shares outstanding - basic and diluted(1)         16,431,854   25,214,000     25,214,000

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.





          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                             COMMON STOCK             ADDITIONAL
                                             ------------               PAID-IN        ACCUMULATED
                                        SHARES          AMOUNT          CAPITAL          DEFICIT        TOTAL
                                        ------          ------          -------          -------        -----
BALANCE AS OF DECEMBER 31, 1996 .               --       $  --         $45,921           $(19,642)    $ 26,279

Shares issued to Orbital  . . . .       25,200,000         252          31,066                 --       31,318
Shares issued to director . . . .           14,000          --              50                 --           50
Preferred stock dividends . . . .               --          --              --             (2,808)      (2,808)
Tax-sharing charge  . . . . . . .               --          --          (1,752)                --       (1,752)
Net loss  . . . . . . . . . . . .               --          --              --             (4,082)      (4,082)
                                       -----------       -----         -------           --------     --------

BALANCE AS OF DECEMBER 31, 1997 .       25,214,000         252          75,285            (26,532)      49,005

Common stock warrants issued, net               --          --           7,594                 --        7,594
Deemed dividends on issuance of
  preferred stock subject to
  repurchase  . . . . . . . . . .               --          --              --             (9,975)      (9,975)
Issuance of compensatory stock
  options   . . . . . . . . . . .               --          --             323                 --          323
Preferred stock dividends . . . .               --          --              --            (10,884)     (10,884)
Capital contributed . . . . . . .               --          --           3,580                 --        3,580
Net loss  . . . . . . . . . . . .               --          --              --             (5,679)      (5,679)
                                       -----------       -----         -------           --------     --------

BALANCE AS OF DECEMBER 31, 1998
  (RESTATED)  . . . . . . . . . .       25,214,000         252          86,782            (53,070)      33,964

Issuance of stock options . . . .               --          --             413                 --          413
Capital contributed . . . . . . .               --          --              90                 --           90
Preferred stock dividends . . . .               --          --              --            (13,074)     (13,074)
Net loss  . . . . . . . . . . . .               --          --              --             (6,722)      (6,722)
                                       -----------       -----         -------           --------     --------

BALANCE AS OF DECEMBER 31, 1999 .       25,214,000       $ 252         $87,285           $(72,866)    $ 14,671
                                    ==============       =====         =======           ========     ========





          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                          1997               1998               1999
                                                                          ----               ----               ----
                                                                                          (RESTATED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . .               $  (4,082)         $  (5,679)         $  (6,722)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:

       Depreciation, amortization and other  . . . . . .                   5,541             12,857             14,258
       Deferred tax benefit  . . . . . . . . . . . . . .                  (1,752)            (3,286)            (3,629)
    Changes in assets and liabilities:
       Increase in receivables and other current assets                      (84)              (700)            (4,502)
       (Increase) decrease in other assets . . . . . . .                     371               (532)               357
       Increase (decrease) in accounts payable and accrued
         expenses  . . . . . . . . . . . . . . . . . . .                   4,335             12,370             (2,686)
       Increase (decrease) in deferred revenue . . . . .                   2,005             (5,172)            (7,609)
                                                                       ---------          ---------          ---------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              6,334              9,858            (10,533)
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures . . . . . . . . . . . . . . . .                 (49,029)          (108,533)           (92,388)
    Purchases of restricted held-to-maturity securities                       --            (32,185)            (7,306)
    Purchases of available-for-sale securities . . . . .                (115,751)          (119,783)           (53,698)
    Maturities of restricted held-to-maturity securities                      --              7,568             19,691
    Maturities of available-for-sale securities  . . . .                 102,442             60,905             38,362
    Sales of available-for-sale securities . . . . . . .                   1,972             35,818             17,671
    Payment for business acquisition . . . . . . . . . .                      --             (5,000)                --
                                                                       ---------          ---------          ---------
         NET CASH USED IN INVESTING ACTIVITIES . . . . .                 (60,366)          (161,210)           (77,668)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term obligations                       --            136,682             68,082
    Repayment of capitalized lease obligation                                 --                 --               (108)
    Net proceeds from issuance of common stock warrants                       --              7,594                 --
    Net proceeds from issuance of preferred stock subject to
      repurchase . . . . . . . . . . . . . . . . . . . .                  33,547             21,275                 --
    Net proceeds from issuance of common stock . . . . .                  31,368                 --                 --
                                                                       ---------          ---------          ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES . . .                  64,915            165,551             67,974
                                                                       ---------          ---------          ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  .                  10,883             14,199            (20,227)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . .                      --             10,883             25,082
                                                                       ---------          ---------          ---------
 CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . .               $  10,883          $  25,082          $   4,855
                                                                       =========          =========          =========

 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid . . . . . . . . . . . . . . . . . . . .               $      --          $   9,009          $  20,582
                                                                       =========          =========          =========

 NON-CASH ITEMS:
   Preferred stock dividends                                           $   2,808          $  10,884          $  13,074
   Deemed dividend on issuance of preferred stock subject to
     repurchase  . . . . . . . . . . . . . . . . . . . .                      --              9,975                 --
   Capital contributed -- tax basis adjustment . . . . .                      --              3,580                 90
   Capitalized compensatory stock options                                     --                119                174
   Capitalized lease obligation  . . . . . . . . . . . .                      --                223                 --


          See accompanying notes to consolidated financial statements.

                          ORBITAL IMAGING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) RELATIONSHIP WITH ORBITAL

    In 1991, the ORBIMAGE operating division of Orbital Sciences Corporation ("Orbital") was established to manage the development of remote imaging satellites which would collect, process and distribute digital imagery of land areas, oceans and the atmosphere. In 1992, Orbital Imaging Corporation ("ORBIMAGE") was incorporated in Delaware as a wholly owned subsidiary of Orbital. On May 8, 1997 and July 3, 1997, ORBIMAGE issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the "Private Placement"). Orbital also purchased additional common stock, bringing its total common equity investment to approximately $91.5 million. Also on May 8, 1997, ORBIMAGE executed certain contracts with Orbital whereby all assets and liabilities of Orbital's operating division, ORBIMAGE, were sold to ORBIMAGE at the historical cost. Accordingly, the accompanying financial statements incorporate the historical accounts and operations of the operating division prior to May 8, 1997, as predecessor financial statements of ORBIMAGE.

    ORBIMAGE has four contracts with Orbital: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the "System Procurement Agreement"), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the "OrbView-2 License"), (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the "Administrative Services Agreement"), and (iv) the Stock Purchase Agreement dated October 26, 1999, as amended (the "Stock Purchase Agreement").

    Under the System Procurement Agreement, ORBIMAGE purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling ORBIMAGE to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Pursuant to the System Procurement Agreement through December 31, 1999, ORBIMAGE has committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million which will be funded by the U.S. Air Force through a contract with Orbital. ORBIMAGE incurred costs of approximately $47.6 million, $94.3 million and $33.0 million for the years ended December 31, 1997, 1998 and 1999, respectively, under the System Procurement Agreement. As of December 31, 1999, ORBIMAGE has remaining commitments under the System Procurement Agreement of $22.4 million, net of $31.0 million, which will be funded by the U.S. Air Force through a contract with Orbital. In March 2000, the System Procurement Agreement was amended to increase the cost of the OrbView-3 and OrbView-4 satellites by $14 million. In exchange for permitting ORBIMAGE to pay this cost increase in the form of post-launch, on-orbit incentives, the Stock Purchase Agreement was amended to reduce Orbital's stock purchase commitment to $12.5 million from $25.0 million.

    Under the OrbView-2 License Agreement, Orbital has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 License Agreement, Orbital has assigned to ORBIMAGE all amounts that are due or become due to Orbital under a contract Orbital has with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the satellite.

    Under the Administrative Services Agreement, ORBIMAGE is reimbursing Orbital for management, accounting, legal, financial services, office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital. ORBIMAGE incurred costs of approximately $3.2 million, $2.7 million and $2.1 million for the years ended December 31, 1997, 1998 and 1999, respectively, under the Administrative Services Agreement. The term of the Administrative Services Agreement is expected to terminate on or before December 31, 2001.

    Under the Stock Purchase Agreement, Orbital was originally required to purchase up to 2,500,000 shares of common stock for a price of $10 per share in minimum $5.0 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10.0 million. In March 2000, in connection with the March 2000 amendment to the System Procurement Agreement, the Stock Purchase Agreement was amended to reduce the number of shares required to be purchased by Orbital to 1,250,000 from 2,500,000 shares, although that number may increase in the event of certain delays in the launch of OrbView-4.

    ORBIMAGE has also entered into an agreement with Orbital and MacDonald, Dettwiler and Associates Ltd. ("MDA"), a Canadian subsidiary of Orbital, under which ORBIMAGE has acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the "RadarSat-2 License"). Under the RadarSat-2 License, MDA will own and operate the RadarSat-2 satellite, and MDA will provide operations, data reception, processing, archiving and distribution services to ORBIMAGE. ORBIMAGE's acquisition of the RadarSat-2 License will cost $60.0 million, of which $30.0 million was paid in 1999. Approximately $140.0 million of RadarSat-2's $200 million estimated total cost will be funded by the Canadian Space Agency through a contract with Orbital and MDA. The remaining payments will not exceed $15.0 million in 2001; $10.0 million in 2002; and $5.0 million upon the successful on-orbit checkout of RadarSat-2.

     Amounts due to Orbital of $9.2 million and $0.6 million as of December 31, 1998 and 1999, respectively, were included in accounts payable and accrued expenses.

     For the year ended December 31, 1999, ORBIMAGE recorded revenue of $0.5 million on contracts with Orbital.

     Two ORBIMAGE directors are also directors of Orbital, and one of ORBIMAGE's officers is also an employee of Orbital.

(2)  NATURE OF OPERATIONS

     The OrbView-1 satellite was launched in 1995 and provides severe weather and atmospheric images, including global lightning information and measurements used in analyzing atmospheric temperature information. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. ORBIMAGE recognized revenues related to the OrbView-2 satellite of $1.3 million, $9.1 million and $10.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. The OrbView-4 satellite is currently scheduled to be launched in the first quarter of 2001 and will provide one-meter panchromatic and four-meter multispectral imagery of the Earth. The OrbView-3 satellite will provide one-meter panchromatic, four-meter multispectral and eight-meter hyperspectral imagery of the Earth and is currently expected to be launched in the second quarter of 2001. The imagery provided by both OrbView-3 and OrbView-4 will have a broad range of applications for U.S. and foreign national security and many commercial and scientific markets. In 1998, ORBIMAGE acquired the RadarSat License. RadarSat-2 will provide high-resolution commercial radar imaging and is currently expected to be launched in the fourth quarter of 2002.

(3)  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  In consultation with its new independent auditors retained in July 1999, the valuation of the warrants issued on February 25, 1998 in connection with the senior notes (Note 12) was restated from $9.0 million to $7.9 million based on an independent third party valuation, which resulted in reducing the debt discount and additional paid in capital. The Series A Preferred Stock sold on February 25, 1998 was deemed to have a beneficial conversion feature totaling $10.0 million as a result of the difference between the common stock fair value based on an independent third party valuation and the conversion price of the preferred stock. This difference is a deemed dividend to the holders of the preferred stock. The preferred stock dividends paid in shares during 1998 were also deemed to have a beneficial conversion feature as a result of the difference between the conversion price of the preferred stock and the underlying value of the common stock. Additionally, the stock options issued to employees during 1998 were deemed to be compensatory based on the difference between the exercise price and the common stock fair value based on an independent third party valuation. As a result of these changes, ORBIMAGE's loss before income taxes, benefit for income taxes, net loss, preferred stock dividends, loss available to common stockholders and loss per common share basic and diluted were restated as follows for the year ended December 31, 1998 (in thousands, except per share data):


 ORIGINALLY REPORTED:
   Loss before income taxes  . . . . . . . . .                      $     (8,831)
   Benefit for income taxes  . . . . . . . . .                            (3,312)
                                                                    -------------
   Net loss  . . . . . . . . . . . . . . . . .                            (5,519)
   Preferred stock dividends . . . . . . . . .                            (7,324)
                                                                    -------------
   Loss available to common stockholders ....                       $    (12,843)
                                                                    =============
   Loss per common share - basic and diluted (1)                    $      (0.51)
                                                                    =============
 RESTATED:
   Loss before income taxes  . . . . . . . . .                      $     (8,965)
   Benefit for income taxes  . . . . . . . . .                            (3,286)
                                                                    -------------
   Net loss  . . . . . . . . . . . . . . . . .                            (5,679)
   Preferred stock dividends . . . . . . . . .                           (20,859)
                                                                    -------------
   Loss available to common stockholders.... .                      $    (26,538)
                                                                    =============
   Loss per common share - basic and diluted (1)                    $      (1.05)
                                                                    =============


(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

Principles of Consolidation

  The consolidated financial statements include the accounts of ORBIMAGE and, in 1999, its wholly owned subsidiary. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Financial Instruments

     The carrying amounts for ORBIMAGE's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value. The fair values for securities (see Note 8) and senior notes (see Note 12) are based on quoted market prices.

  Two foreign distributors have issued letters of credit to ORBIMAGE as credit enhancements for the construction of regional distributor ground stations. One letter of credit has a face value of $13.5 million and expires on January 31, 2001 and the other letter of credit has a face value of $4.0 million and expires on May 4, 2001. The face values for the letters of credit approximate fair value.

     ORBIMAGE does not have any derivative financial instruments as of December 31, 1999, and believes that the interest rate risk associated with its senior notes and the market risk associated with its securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

Satellites and Related Rights and Property, Plant and Equipment

     ORBIMAGE is purchasing the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the ground system assets pursuant to the System Procurement Agreement. ORBIMAGE is purchasing the RadarSat-2 License pursuant to a separate agreement with Orbital and MDA. ORBIMAGE is constructing the ORBIMAGE digital catalogue, a digital imagery catalogue and processing system, to support OrbView-2, OrbView-3 and OrbView-4 imagery processing and distribution. ORBIMAGE capitalizes certain direct and indirect costs incurred in the construction of the ORBIMAGE digital catalogue. Amortization of the capitalized costs begins when the assets are placed in service.

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites, related ground system assets, and the ORBIMAGE digital catalogue. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the years ended December 31, 1998 and 1999, capitalized interest totaled $10.9 million and $23.7 million, respectively. No interest was capitalized for the year ended December 31, 1997.

     Depreciation and amortization are provided using the straight-line method as follows:

                 Ground system assets........................  8 years
                 Furniture and equipment ....................  3 to 5 years
                 OrbView-1 ..................................  3 years
                 OrbView-2 ..................................  7 1/2 years
                 Leasehold improvements......................  Shorter of estimated useful life of lease or lease term

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

     The following unaudited supplemental financial information presents ORBIMAGE's results of operations for the years ended December 31, 1997 and 1998, on a pro forma basis, as though the TRIFID acquisition were consummated on January 1, 1997 (in thousands, except share data):

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                                           ------------
                                                                        1997          1998
                                                                        ----          ----
                                                                                   (RESTATED)
                 Revenues  . . . . . . . . . . . . . . . . . . .    $   5,531     $   12,486
                 Net loss  . . . . . . . . . . . . . . . . . . .       (4,213)        (5,681)
                 Loss per common share -- basic and diluted (1)     $  (0.43)     $    (1.05)

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

     ORBIMAGE's employees participate in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. ORBIMAGE's contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. For the years ended December 31, 1997, 1998 and 1999, ORBIMAGE's contribution expense was $44,000, $0.3 million and $0.5 million, respectively. ORBIMAGE's contribution to the Plan for the years ended December 31, 1998 and 1999 includes contributions to accounts of employees who joined ORBIMAGE as part of the TRIFID acquisition. (See Note 4.)

(6)  COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, ORBIMAGE adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on ORBIMAGE's net loss or stockholders' equity. For the years ended December 31, 1997, 1998 and 1999, there were no material differences between net loss as reported and comprehensive income (loss).

(7)  LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the years ended December 31, 1997, 1998 and 1999 were as follows (in thousands, except share data):

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                      1997             1998             1999
                                                                      ----             ----             ----
                                                                                    (RESTATED)
 Numerator for basic and diluted loss per common share:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . .    $       (4,082)  $      (5,679)   $      (6,722)

    Preferred stock dividends  . . . . . . . . . . . . . . .            (2,808)        (20,859)         (13,074)
                                                                --------------   -------------    -------------
 Loss available to common stockholders . . . . . . . . . . .    $       (6,890)  $     (26,538)   $     (19,796)
                                                                ==============   =============    =============

 Denominator for basic and diluted loss per common share --
   weighted average shares (1)   . . . . . . . . . . . . . .        16,431,854      25,214,000       25,214,000

 Loss per common share -- basic and diluted (1)  . . . . . .    $        (0.42)  $       (1.05)   $       (0.79)
                                                                ==============   =============    =============

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each year presented.

(8)  SECURITIES

     As of December 31, 1998 and 1999, ORBIMAGE had available-for-sale securities invested primarily in commercial paper with an amortized cost basis of $34.4 million and $32.4 million, respectively. There were no differences between the amortized cost basis of the available-for-sale securities and their fair values. As of December 31, 1999, the available-for-sale securities had maturities less than one year.

     As of December 31, 1998 and 1999, ORBIMAGE had held-to-maturity securities invested in U.S. Treasury securities with fair values of $25.1 million and $12.9 million, respectively and amortized cost bases of $24.9 million and $12.9 million, respectively, resulting in unrealized gains of $0.2 million and $0, respectively. These securities are pledged as security for repayment of interest on the senior notes. As of December 31, 1999, the held-to-maturity securities had maturities less than one year.

     Included in cash and cash equivalents was $24.0 million and $2.4 million of commercial paper as of December 31, 1998 and 1999, respectively.

(9)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              1998           1999
                                                                              ----           ----
                 Land  . . . . . . . . . . . . . . . . . . . . . . . .      $   213        $   213
                 Ground system assets  . . . . . . . . . . . . . . . .       21,450         38,189
                 Furniture and equipment . . . . . . . . . . . . . . .        1,293          2,569
                 Leasehold improvements  . . . . . . . . . . . . . . .          630          1,807
                 Accumulated depreciation and amortization . . . . . .       (7,630)       (10,841)
                                                                            -------        -------
                           Total . . . . . . . . . . . . . . . . . . .      $15,956        $31,937
                                                                            =======        =======

     Depreciation and amortization totaled $1.7 million, $2.5 million and $3.2 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(10)  SATELLITES AND RELATED RIGHTS

     Satellites and related rights as of December 31, 1998 and 1999 consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                                ------------
                                                                            1998            1999
                                                                            ----            ----
                 In service:
                   OrbView-1 ........................................   $    12,327    $    12,327
                   Accumulated depreciation..........................       (12,327)       (12,327)
                                                                         ----------    -----------
                   OrbView-2 License.................................        64,543         64,543
                   Accumulated amortization..........................       (10,040)       (18,646)
                                                                        -----------    -----------
                                                                             54,503         45,897
                 Satellites and rights in process...                        142,206        215,725
                                                                        -----------    -----------
                           Total                                        $   196,709    $   261,622
                                                                        ===========    ===========

     Satellite depreciation and amortization totaled $3.9 million, $9.4 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(11)  INCOME TAXES

     ORBIMAGE's losses for income tax purposes for the period from January 1, 1997 through May 7, 1997 (during which ORBIMAGE was an operating division, and was included in the consolidated tax return, of Orbital) were significantly greater than pre-tax financial statement losses, primarily due to expense associated with satellites and related rights deducted currently for income tax purposes. Prior to May 8, 1997, ORBIMAGE had a tax-sharing arrangement with Orbital under which tax deductions for satellites and related rights, and the associated net operating loss carryforwards, remained with Orbital. As a result, ORBIMAGE recorded a tax-sharing charge of $1.8 million for the year ended December 31, 1997, as a direct charge to additional paid-in capital.

     The benefit for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following (in thousands):

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                       1997            1998            1999
                                                                       ----            ----            ----
                                                                                    (RESTATED)
                 Current benefit:
                   U.S. Federal.......................            $       --      $       --      $       --
                   State..............................                    --              --              --
                                                                  ----------      ----------      ----------
                           Total current benefit......                    --              --              --
                 Deferred benefit:
                   U.S. Federal.......................                 1,533           2,979           3,460
                   State..............................                   219             307             169
                                                                  ----------      ----------      ----------
                           Total deferred benefit.....                 1,752           3,286           3,629
                                                                  ----------      ----------      ----------
                           Total benefit for income taxes         $    1,752      $    3,286      $    3,629
                                                                  ==========      ==========      ==========

     The income tax benefit for the years ended December 31, 1997, 1998 and 1999 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                      1997            1998             1999
                                                                      ----            ----             ----
                                                                                   (RESTATED)
                 U.S. Federal statutory rate . . . . . . . . .      (34.0)%          (34.0)%         (34.0)%
                 State income taxes  . . . . . . . . . . . . .         --             (2.3)           (1.7)
                 Other . . . . . . . . . . . . . . . . . . . .        4.0             (0.4)            0.6
                                                                 --------        ----------       --------
                 Effective rate  . . . . . . . . . . . . . . .      (30.0)%          (36.7)%         (35.1)%
                                                                 ========        =========        ========

     The tax effects of significant temporary differences as of December 31, 1998 and 1999 were as follows (in thousands):

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1998           1999
                                                                       ----           ----
                 Deferred tax assets:                               (RESTATED)
                    Differences in revenue recognition . . . . .   $   12,162     $   8,866
                    Net operating loss carryforward  . . . . . .        5,878         9,726
                    Other  . . . . . . . . . . . . . . . . . . .          172           830
                                                                   ----------     ---------
                 Deferred tax assets . . . . . . . . . . . . . .       18,212        19,422
                 Deferred tax liabilities:
                   Differences in the tax treatment of
                      satellites and related rights  . . . . . .       22,008        19,499
                                                                   ----------     ---------
                 Net deferred tax liability  . . . . . . . . . .   $    3,796     $      77
                                                                   ==========     =========

     As of December 31, 1999, ORBIMAGE had net operating loss carryforwards totaling $27.3 million, which expire beginning the year ending December 31, 2012.

(12)  SENIOR NOTES

General

     On February 25, 1998, ORBIMAGE issued 150,000 units consisting of senior notes and 1,312,746 warrants for common stock, raising net proceeds of approximately $144.6 million. The gross proceeds of the units offering of $150.0 million were allocated: $142.1 million to the senior notes and $7.9 million to the value of the warrants recorded as a debt discount. On April 22, 1999, ORBIMAGE completed an add-on debt offering raising net proceeds of approximately $68.1 million. The debt discount and issuance costs are amortized using the interest method as an adjustment to interest expense over the term of the senior notes resulting in an effective yield of approximately 13.4%. As of December 31, 1999, the senior notes had a fair value of $155.3 million as estimated by quoted market prices.

Interest

     Interest on the senior notes accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. ORBIMAGE purchased U.S. Treasury securities in an amount sufficient to pay the interest on the senior notes through March 1, 2000. As of December 31, 1999, held- to-maturity securities restricted for the payment of interest on the senior notes totaled $12.9 million. On March 1, 2000, restricted held-to-maturity securities and the related accrued interest were used to pay the semi-annual interest due on the senior notes of $13.0 million.

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

(13)  LEASE COMMITMENTS

     Aggregate minimum rental commitments under non-cancelable operating and capital leases (primarily for office space and equipment) as of December 31, 1999 were as follows (in thousands):

                                                OPERATING         CAPITAL
                                                ---------         -------
                 2000..................         $   223         $     115
                 2001..................             212                 -
                 2002..................             211                 -
                 2003..................             199                 -
                 2004..................             211                 -
                 Thereafter............             952                 -
                                                -------         ---------
                                                $ 2,008               115
                                                =======
                 Less:  interest at 12%                                (7)
                 Less:  current portion                              (108)
                                                                ---------
                 Total.................                         $       -
                                                                =========

(14)  PREFERRED STOCK SUBJECT TO REPURCHASE

     ORBIMAGE has authorized 10,000,000 shares of $0.01 par value preferred stock, of which: (a) 2,000,000 shares of the Series A preferred stock have been authorized, of which 772,561 shares were issued and outstanding as of December 31, 1999; (b) 2,000,000 shares of the Series B preferred stock have been authorized, none of which have been issued and (c) 2,000,000 shares of the Series C preferred stock have been authorized, none of which have been issued.

Dividends

     The Series A preferred stock is assigned a stated value of $100 per share and is entitled to a cumulative dividend of 12% per annum payable semi-annually on May 1 and November 1 of each year, in cash or, in lieu thereof, payable in-kind in shares of Series A preferred stock on the basis of 120 shares of Series A preferred stock for each 1,000 shares of Series A preferred stock outstanding. To date, all dividends have been paid in-kind. As of December 31, 1999, cumulative preferred stock dividends in arrears totaled 15,451 shares. Upon mandatory conversion prior to the fourth anniversary of the issuance of any Series A preferred stock, a Series A holder shall also receive the dividends with respect to the Series A preferred stock that would have accrued from the date of the mandatory conversion to the fourth anniversary of the initial issuance of the Series A preferred stock.

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

Change of Control

     Although not redeemable at the option of the holders, ORBIMAGE has certain obligations to our Series A holders upon a "change of control" as deemed in the stock purchase agreement. If a change of control occurs before the latest of:

       -  the successful on-orbit checkout of OrbView-3,

       - the closing of an initial public offering that meets certain criteria, or

       - the end of a 180-day period in which the average price of the common stock exceeds a certain level relative to the conversion price of the Series A preferred stock,

then ORBIMAGE must offer to purchase, subject to the rights of the holders of the senior notes, all outstanding shares of Series A preferred stock for a purchase price of 101% of the liquidation amount of the stock. If the change of control occurs before the fourth anniversary of the initial 1997 sale of the Series A preferred stock, then ORBIMAGE must also pay each Series A holder an amount equal to the dividends that would have accrued on such holder's shares of Series A preferred stock from the date of the change of control through the fourth anniversary of the initial 1997 sale of the Series A preferred stock.

  The activity in the preferred stock subject to repurchase was as follows for the years ended December 31, 1997, 1998 and 1999 (dollars in thousands):

                                                                     SHARES                 AMOUNT
                                                                     ------                 ------
 BALANCE AS OF DECEMBER 31, 1996 . . . . . . . . . .                        -              $     -
     Shares issued in private offering, net  . . . .                  372,705               33,547
     Preferred stock dividends paid in shares  . . .                   20,182                2,018
     Accrual of preferred stock dividends  . . . . .                        -                  790
                                                                      -------              -------

 BALANCE AS OF DECEMBER 31, 1997 . . . . . . . . . .                  392,887               36,355

     Shares issued in private offerings, net   . . .                  227,295               21,275
     Deemed dividend on issuance of preferred stock
       subject to repurchase   . . . . . . . . . . .                        -                9,975
     Preferred stock dividends paid in shares  . . .                   67,394                8,906
     Accrual of preferred stock dividends  . . . . .                        -                1,978
                                                                      -------              -------

 BALANCE AS OF DECEMBER 31, 1998 (RESTATED)  . . . .                  687,576               78,489
     Preferred stock dividends paid in shares  . . .                   84,985               10,758
     Accrual of preferred stock dividends  . . . . .                        -                2,316
                                                                      -------              -------

 BALANCE AS OF DECEMBER 31, 1999 . . . . . . . . . .                  772,561              $91,563
                                                                      =======              =======

(15)  COMMON STOCK WARRANTS

     In connection with the units offering on February 25, 1998, ORBIMAGE issued 150,000 warrants, which entitle the holders to acquire 1,312,746 shares of ORBIMAGE's common stock. The exercise price is $0.01 per share and as of December 31, 1999, the warrants are exercisable. Each warrant entitles the holder to buy 8.75164 shares of common stock. The warrants expire on March 1, 2005.

(16)  STOCK OPTION PLAN

     Through ORBIMAGE's stock option plan, as amended (the "Plan"), ORBIMAGE may issue to its employees, Orbital's employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of ORBIMAGE's common stock. Under the Plan, stock options may not be granted with an exercise price less than 85% of the stock's fair market value at the date of the grant as determined by the Board of Directors. ORBIMAGE's options generally vest in one-third increments over a three-year period. The following table summarizes the activity relating to the Plan for the years ended December 31, 1997, 1998 and 1999:


                                                                                   WEIGHTED        OUTSTANDING
                                                NUMBER OF       OPTION PRICE        AVERAGE            AND
                                                  SHARES         PER SHARE      EXERCISE PRICE     EXERCISABLE
                                                  ------         ---------      --------------     -----------
 OUTSTANDING AS OF DECEMBER 31, 1996 . . .      1,408,000     $        3.60     $    3.60               352,000
     Granted . . . . . . . . . . . . . . .        498,000              4.17          4.17
     Exercised . . . . . . . . . . . . . .        (14,000)             3.60          3.60
     Canceled or expired . . . . . . . . .         (8,000)             3.60          3.60
                                              -----------     -------------     ---------        --------------
 OUTSTANDING AS OF DECEMBER 31, 1997 . . .      1,884,000         3.60-4.17          3.75               707,250
     Granted . . . . . . . . . . . . . . .        761,500         4.17-5.10          4.55
     Exercised . . . . . . . . . . . . . .             --               --             --
     Canceled or expired . . . . . . . . .         (9,000)        4.17-5.10          4.69
                                              -----------     -------------     ---------        --------------
 OUTSTANDING AS OF DECEMBER 31, 1998 . . .      2,636,500         3.60-5.10          3.98             1,181,451
     Granted . . . . . . . . . . . . . . .        786,323              6.25          6.25
     Exercised . . . . . . . . . . . . . .             --               --             --
     Canceled or expired . . . . . . . . .       (129,251)        4.17-6.25          4.92
                                              -----------     -------------     ---------        --------------
 OUTSTANDING AS OF DECEMBER 31, 1999 . . .      3,293,572     $   3.60-6.25     $    4.48             1,916,611
                                              ===========     =============     =========        ==============

     As of December 31, 1999, the weighted average remaining contractual life of the options outstanding was 7.8 years.

     Had ORBIMAGE determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, ORBIMAGE's pro forma net loss and pro forma basic loss per common share would have been approximately $4.4 million and $0.44, respectively, for the year ended December 31, 1997; $6.3 million (restated) and $1.08 (restated), respectively, for the year ended December 31, 1998; and $7.7 million and $0.82, respectively, for the year ended December 31, 1999. Pro forma diluted loss per common share for the years ended December 31, 1997, 1998 and 1999 would be the same as the pro forma basic loss per share shown above since all potentially dilutive securities are antidilutive. Pro forma net loss as stated above is not necessarily representative of the effects of reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of the additional stock options in future years.

     ORBIMAGE used the Black-Scholes options pricing model for the year ended December 31, 1999 for options issued to employees and directors to determine the pro forma impact to its net loss. For the years ended December 31, 1997 and 1998, ORBIMAGE used the minimum value method, which does not consider volatility. Both models utilize certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. The assumptions used to determine the pro forma impact for the years ended December 31, 1997, 1998 and 1999 were as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                             1997              1998              1999
                                                             ----              ----              ----
Volatility . . . . . . . . . . . . . . . . . . . .               0.0%              0.0%             30.0%
Dividend yield . . . . . . . . . . . . . . . . . .               0.0%              0.0%              0.0%
Risk-free interest rate  . . . . . . . . . . . . .               6.0%              5.5%              6.6%
Expected average life  . . . . . . . . . . . . . .        4.5 years          6.0 years         6.0 years
Weighted average exercise price per share  . . . .
                                                          $     3.75         $    3.98         $    4.48

  The fair value of the options granted to employees and directors during the years ended December 31, 1997, 1998 and 1999 were estimated at $0.97 per share, $1.26 per share and $2.69 per share, respectively. Compensation expense recognized during each of the years ended December 31, 1998 and 1999 on stock options granted to employees and directors was $0.2 million. There was no compensation expense recognized during the year ended December 31, 1997 on stock options granted to employees and directors.

   On February 14, 2000, ORBIMAGE granted 412,347 options to purchase shares of common stock to employees, directors and consultants. The stock options were granted with an exercise price of $7.25 and generally vest in one-third increments over a three-year period. ORBIMAGE will expense the value of the 2,000 compensatory options that were issued to consultants over the three-year vesting period of the options.

(17)  SEGMENT INFORMATION

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. ORBIMAGE adopted SFAS No. 131 effective January 1, 1998. SFAS No. 131 requires comparative segment information; however, ORBIMAGE operated as a single segment for the years ended December 31, 1997, 1998 and 1999.

ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.0 million, $9.6 million and $9.4 million for the years ended December 31, 1997, 1998 and 1999, respectively, representing approximately 95%, 82% and 51%, respectively, of total revenues recognized during those years.

                                 EXHIBIT INDEX

The following exhibits are filed as part of this report.

                 EXHIBIT NUMBER                                   DESCRIPTION
                 ---------------------------------------------------------------------------------
                 3.1+                 Second Amended and Restated Certificate of Incorporation of
                                      ORBIMAGE.

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

                 27(c)                Financial Data Schedule.

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

*** Confidential treatment was granted pursuant to Rule 406 under the Securities Act of 1933, in connection with ORBIMAGE's Quarterly Report on Form 10-Q for the three months ended September 30, 1999 (Commission File No. 333-49583). Certain portions of the exhibit have been omitted. The omitted portions of the exhibit have been separately filed with the Commission.

(a) Incorporated by reference to the identically numbered exhibit to ORBIMAGE's registration statement on Form S-4, as amended (Registration No. 333-80035).

(b) Incorporated by reference to the identically numbered exhibit to ORBIMAGE's quarterly report on Form 10-Q for the three months ended September 30, 1999 (Commission File No. 333-49583).

(c)  Filed herewith.

  (b)  FINANCIAL STATEMENT SCHEDULES

  All schedules have been omitted because they are not applicable or not required or the required information is included in the financial statements or notes thereto.