Form 10-Q
period 2000-03-31
ORBITAL IMAGING CORP
filed 2000-05-12
CIK 1040570

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of May 12, 2000.




================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS
                                                                                         DECEMBER 31,       MARCH 31,
                                                                                             1999              2000
                                                                                             ----              ----
Current assets:
      Cash and cash equivalents..................................................         $    4,855        $   10,551
      Available-for-sale securities, at fair value...............................             32,407            20,755
      Restricted held-to-maturity securities, at amortized cost..................             12,932                 -
      Receivables and other current assets, net of allowances of $80 and $53,
      respectively...............................................................              5,525             6,153
                                                                                          ----------        ----------
           Total current assets..................................................             55,719            37,459

Property, plant and equipment, at cost, less accumulated
      depreciation of $10,841 and $11,724, respectively..........................             31,937            33,129
Satellites and related rights, at cost, less accumulated
      depreciation and amortization of $30,973 and
      $33,124, respectively......................................................            261,622           267,176
Other assets.....................................................................             10,560             9,983
                                                                                          ----------        ----------

      Total assets...............................................................         $  359,838        $  347,747
                                                                                          ==========        ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses......................................         $   14,341        $    6,635
      Current portion of deferred revenue........................................              9,277             8,923
                                                                                          ----------        ----------
           Total current liabilities.............................................             23,618            15,558

Senior notes.....................................................................            214,575           214,937
Deferred revenue, net of current portion.........................................             15,334            13,243
Deferred tax liabilities.........................................................                 77                 -
                                                                                          ----------        ----------

      Total liabilities..........................................................            253,604           243,738

Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 772,561 shares issued and outstanding,
    respectively (liquidation value of
    $78,801 and $81,119, respectively)...........................................             91,563            95,592

Stockholders' equity:
      Common stock, par value $0.01; 75,000,000 shares authorized;
           25,214,000 shares issued and outstanding..............................                252               252
      Additional paid-in-capital.................................................             87,285            87,334
      Accumulated deficit........................................................            (72,866)          (79,169)
                                                                                          ----------        ----------

      Total stockholders' equity.................................................             14,671             8,417
                                                                                          ----------        ----------

      Total......................................................................         $  359,838        $  347,747
                                                                                          ==========        ==========







     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                               1999                                2000
                                                                               ----                                ----

 Revenues..................................................                $       3,316                       $       6,344

 Direct expenses...........................................                        4,025                               6,981
                                                                           -------------                       -------------

 Gross loss................................................                         (709)                               (637)

 Selling, general and administrative expenses..............                        1,953                               2,457
                                                                           -------------                       -------------

 Loss from operations......................................                       (2,662)                             (3,094)

 Interest income...........................................                          949                                 743
                                                                           -------------                       -------------

 Loss before benefit for income taxes......................                       (1,713)                             (2,351)

 Benefit for income taxes..................................                         (620)                                (77)
                                                                           -------------                       -------------

 Net loss..................................................                $      (1,093)                      $      (2,274)
                                                                           =============                       =============

 Loss per common share - basic and diluted (1).............                $       (0.16)                      $       (0.25)
 Loss available to common stockholders.....................                $      (4,061)                      $      (6,303)

 Weighted average shares outstanding - basis and diluted (1)                  25,214,000                          25,214,000

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

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)



                                                          COMMON STOCKK             ADDITIONAL
                                                          -------------              PAID-IN        ACCUMULATED
                                                    SHARES            AMOUNT         CAPITAL          DEFICIT           TOTAL
                                                    ------            ------        ----------        --------          -----
 BALANCE AS OF DECEMBER 31, 1998...........        25,214,000          $ 252        $  86,782       $ (53,070)        $  33,964

      Issuance of compensatory stock options                -              -              100               -               100
      Preferred stock dividends............                 -              -                -          (2,968)           (2,968)
      Net loss.............................                 -              -                -          (1,093)           (1,093)
                                                  -----------          -----        ---------       ---------         ---------

 BALANCE AS OF MARCH 31, 1999..............        25,214,000          $ 252        $  86,882       $ (57,131)        $  30,003
                                                  ===========          =====        =========       =========         =========

 BALANCE AS OF DECEMBER 31, 1999...........        25,214,000          $ 252        $  87,285       $ (72,866)        $  14,671

      Issuance of compensatory stock options                -              -               49               -                49
      Preferred stock dividends............                 -              -                -          (4,029)           (4,029)
      Net loss.............................                 -              -                -          (2,274)           (2,274)
                                                  -----------          -----        ---------       ---------         ---------

 BALANCE AS OF MARCH 31, 2000..............        25,214,000          $ 252        $  87,334       $ (79,169)        $   8,417
                                                  ===========          =====        =========       =========         =========





    See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                       1999                 2000
                                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..............................................................         $   (1,093)          $   (2,274)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation, amortization and other.......................              3,172                3,681
                Deferred tax benefit.......................................               (620)                 (77)
     Changes in assets and liabilities:
                Increase in receivables and other current assets...........               (578)                (712)
                Decrease in other assets...................................                256                  254
                Decrease in accounts payable and accrued expenses..........             (7,715)              (7,707)
                Decrease in deferred revenue...............................             (2,220)              (2,445)
                                                                                    ----------           ----------
     NET CASH USED IN OPERATING ACTIVITIES.................................             (8,798)              (9,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..................................................            (22,850)              (9,737)
     Purchases of available-for-sale securities............................             (7,350)             (12,495)
     Maturities of  restricted held-to-maturity securities.................              8,471               12,984
     Maturities of available-for-sale securities...........................             21,458               24,224
     Sales of available-for-sale securities................................              4,386                    -
                                                                                    ----------           ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES.............................              4,115               14,976

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (costs) from issuance of long-term obligations...........                (73)                   -
     Repayment of capitalized lease obligation.............................                (28)                   -
                                                                                    -----------          ----------
     NET CASH USED IN FINANCING ACTIVITIES.................................               (101)                   -
                                                                                    ----------           ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................             (4,784)               5,696

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................             25,082                4,855
                                                                                    ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................         $   20,298           $   10,551
                                                                                    ==========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................................         $    8,719           $   13,081
                                                                                    ==========           ==========

NON-CASH ITEMS:
  Preferred stock dividends................................................              2,968                4,029
  Capitalized compensatory stock options...................................                 50                   43



     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1999, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

Income Taxes

     ORBIMAGE has recorded its interim income tax benefit based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates. Due to ORBIMAGE's history of tax losses, net deferred tax assets are accounted for on the basis that it is more likely than not that ORBIMAGE will not realize the tax benefits from the deferred tax assets.


(3) INTEREST CAPITALIZATION

     ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. For the three months ended March 31, 1999 and 2000, capitalized interest totaled $4.7 million and $7.1 million, respectively.

(4) RELATED PARTY TRANSACTIONS

In March 2000, the system procurement agreement between ORBIMAGE and Orbital Sciences Corporation ("Orbital"), ORBIMAGE's majority stockholder, was amended to increase the cost of the OrbView-3 and OrbView-4 satellites by $14.0 million. This amount may be reduced by up to $5 million in the event of certain launch delays. In exchange for permitting ORBIMAGE to pay this cost increase in the form of post-launch, on-orbit incentives, the stock purchase agreement between ORBIMAGE and Orbital was amended to reduce Orbital's common stock purchase commitment to $12.5 million from $25.0 million. Under the amended stock purchase agreement, Orbital is required to purchase up to $12.5 million worth of common stock for a price of $10 per share in minimum $2.5 million increments whenever ORBIMAGE's aggregate balance of cash, cash equivalents and available-for-sale securities falls below $10.0 million, although Orbital's total investment commitment may increase up to an aggregate of $25 million in the event of certain launch delays.

     ORBIMAGE incurred and capitalized costs of approximately $16.4 million and $1.6 million for the three months ended March 31, 1999 and 2000, respectively, under the system procurement agreement with Orbital for the purchase of various satellites and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.4 million and $0.8 million for the three months ended March 31, 1999 and 2000, respectively, under an administrative services agreement with Orbital.

(5) COMPREHENSIVE INCOME (LOSS)

     For the three months ended March 31, 1999 and 2000, there were no material differences between net loss as reported and comprehensive income (loss).

(6) LOSS PER COMMON SHARE

     The computations of basic and diluted loss per common share for the three months ended March 31, 1999 and 2000 were as follows (in thousands, except share data):

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                       1999                   2000
                                                                       ----                   ----
 Numerator for basic and diluted loss per common share:
    Net loss...............................................    $            (1,093)   $            (2,274)
    Preferred stock dividends..............................                 (2,968)                (4,029)
                                                               -------------------    -------------------
 Loss available to common stockholders.....................    $            (4,061)   $            (6,303)
                                                               ===================    ===================

 Denominator for basic and diluted loss per common share --
   weighted average shares (1).............................             25,214,000             25,214,000

 Loss per common share -- basic and diluted (1)............    $             (0.16)   $             (0.25)
                                                               ===================    ===================

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(8) INCOME TAXES

    The income tax benefit for the three months ended March 31, 1999 and 2000 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                    1999                  2000
                                                                    ----                  ----
U.S. Federal statutory rate............................              (34.0)%              (34.0)%
State income taxes.....................................               (1.7)                (1.7)
Valuation allowance....................................                -                   32.4
Other..................................................               (0.5)                   -
                                                                -----------          ----------
Effective rate.........................................              (36.2)%               (3.3)%
                                                                ==========           ==========

    The net deferred tax asset of $0.8 million as of March 31, 2000 is fully reserved by a valuation allowance.

(9) SENIOR NOTES

    Interest on ORBIMAGE's senior notes due 2005 accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. On March 1, 2000, restricted held-to-maturity securities and the related accrued interest were used to pay the semi-annual interest due on the senior notes of $13.1 million.

(10)PREFERRED STOCK SUBJECT TO REPURCHASE

    The activity in the preferred stock subject to repurchase was as follows for the three months ended March 31, 1999 and 2000 (dollars in thousands):

                                                              SHARES          AMOUNT
                                                              ------          -------
BALANCE AS OF DECEMBER 31, 1998.......................          687,576    $     78,489
   Accrual of preferred stock dividends...............                -           2,968
                                                           ------------    ------------
BALANCE AS OF MARCH 31, 1999..........................          687,576    $     81,457
                                                           ============    ============

BALANCE AS OF DECEMBER 31, 1999.......................          772,561    $     91,563
   Accrual of preferred stock dividends...............                -           4,029
                                                           ------------    ------------
BALANCE AS OF MARCH 31, 2000..........................          772,561    $     95,592
                                                           ============    ============

(11)STOCK OPTION PLAN

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

(12)SEGMENT INFORMATION

     For the three months ended March 31, 1999 and 2000, ORBIMAGE operated as a single segment. ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.4 million and $2.3 million for the three months ended March 31, 1999 and 2000, respectively, representing approximately 72% and 37%, respectively, of total revenues recognized during those periods.

(13)SUBSEQUENT EVENTS

    On May 1, 2000, ORBIMAGE declared a preferred stock dividend of 46,355 shares payable in kind.

    On May 3, 2000, ORBIMAGE granted 10,000 options to purchase shares of common stock to employees. The stock options were granted with an exercise price of $7.25 and vest in one-third increments over a three-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Orbital Imaging Corporation ("ORBIMAGE") operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE has entered into a procurement agreement with Orbital Sciences Corporation ("Orbital") to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), ORBIMAGE has acquired the exclusive worldwide rights to market and sell imagery from the RadarSat-2 satellite (the "RadarSat-2 License") and, in turn, has sublicensed those rights to MDA. MDA will own and operate RadarSat-2 and provide operations, data reception, processing, archiving, marketing and distribution services to ORBIMAGE. Radarsat International Inc. ("RSI"), a wholly-owned subsidiary of MDA, has also appointed ORBIMAGE as a non-exclusive distributor of Radarsat-1 satellite imagery in the United States. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services pursuant to an administrative services agreement.

     ORBIMAGE expects to launch OrbView-4 in the first quarter of 2001 and OrbView-3 in the second quarter of 2001. ORBIMAGE expects that RadarSat-2 will be launched in the fourth quarter of 2002.

      Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors, and the sale of ground stations to distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the advance payments under these contracts and recognizes revenue over the contractual delivery period. As of March 31, 2000, ORBIMAGE had approximately $22.2 million of deferred revenue related primarily to advance payments for OrbView-2 imagery. In 1999, ORBIMAGE commenced construction of two OrbView-3 and OrbView-4 distributor ground stations. Revenue on these contracts is recognized using the percentage-of-completion method of accounting.

      Direct Expenses. Direct expenses include the costs of operating and depreciating (i) the OrbView-1 satellite, (ii) the OrbView-2 License, (iii) the related ground systems, and (iv) construction costs related to the OrbView-3 and OrbView-4 distributor-owned ground stations. Satellite operating costs primarily consist of labor expenses.

      System Depreciation. ORBIMAGE is amortizing the cost of the OrbView-2 License over the seven and one-half year design life of the OrbView-2 satellite. ORBIMAGE intends to amortize the cost of OrbView-3, OrbView-4 and the RadarSat-2 License over the design lives of the satellites, estimated to be five, five and seven years, respectively. ORBIMAGE depreciates the ground systems used to operate the satellites and collect, process and distribute imagery from the satellites over the estimated lives of the assets, generally eight years. Depreciation begins when the satellites and ground systems are placed in service.

      Interest Expense. In 1999, ORBIMAGE issued $75 million in principal amount of 11 5/8% senior notes due 2005 (the "1999 Offering"). In 1998, ORBIMAGE issued $150 million of units, each unit consisting of $1,000 principal amount of 11 5/8% senior notes due 2005 and one warrant to purchase 8.75164 shares of ORBIMAGE common stock (the "1998 Offering"). Interest on the senior notes, together with amortization of debt discount, is capitalized as the historical costs of assets under construction and will be amortized over the assets' useful lives when placed in service. ORBIMAGE expects to capitalize a significant portion of its interest expense through 2001 as it completes construction of the OrbView-3 and OrbView-4 satellites and makes payments due under the RadarSat-2 License.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

     Revenues. Revenues for the three months ended March 31, 1999 and 2000 were approximately $3.3 million and

$6.3 million, respectively. The increase in 2000 revenues was primarily due to the construction of OrbView-3 and OrbView-4 distributor ground stations, which generated $2.7 million in revenue in 2000. For the three months ended March 31, 1999, there were no such construction revenues.

     Direct Expenses. Direct expenses for the three months ended March 31, 1999 and 2000 were approximately $4.0 million and $7.0 million, respectively. The increase in 2000 direct expenses was primarily due to the construction costs of OrbView-3 and OrbView-4 distributor ground stations, which were $2.5 million in 2000. For the three months ended March 31, 1999, there were no such construction costs. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $2.0 million and $2.5 million for the three months ended March 31, 1999 and 2000, respectively. The increase in SG&A expenses in 2000 was primarily attributable to increases in salaries and related benefits as ORBIMAGE expanded its operations.

     Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes issued pursuant to the 1998 Offering and the 1999 Offering, net of applicable capitalized interest. Interest income was $0.9 million and $0.7 million for the three months ended March 31, 1999 and 2000, respectively. Capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system and the RadarSat-2 License totaled $4.7 million and $7.1 million for the three months ended March 31, 1999 and 2000, respectively.

     Benefit for Income Taxes. ORBIMAGE recorded income tax benefits of approximately $0.6 million and $77,000 for the three months ended March 31, 1999 and 2000, respectively. The tax benefits result from net operating losses generated during the periods. As of March 31, 2000, ORBIMAGE recorded a valuation allowance related to the net deferred tax asset of $0.8 million due to the potential inability to utilize net operating losses. No such valuation allowance was recorded as of March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, ORBIMAGE had approximately $31.3 million of cash, cash equivalents and available-for-sale securities.

     On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising net proceeds of approximately $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.4%.

     Operating activities used cash of approximately $8.8 million and $9.3 million during the three months ended March 31, 1999 and 2000, respectively. The increase in cash flow used in operations is primarily attributable to an increase in the net loss of $1.1 million and $2.3 million for the three months ended March 31, 1999 and 2000, respectively, partially offset by higher depreciation and amortization of $0.5 million in 2000.

     Investing activities provided cash of approximately $4.1 million and $15.0 million for the three months ended March 31, 1999 and 2000, respectively. The increase in the cash provided by investing activities from 1999 to 2000 is attributable primarily to decreased capital expenditures. Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the three months ended March 31, 1999 and 2000 were approximately $22.9 million and $9.7 million, respectively. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system, is estimated to be approximately $311.3 million, net of approximately $31 million which will be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of March 31, 2000, ORBIMAGE had spent approximately $267.6 million. ORBIMAGE expects to spend approximately $19.7 million on capital expenditures through the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational, and an additional $24 million in on-orbit incentives once

OrbView-4 and OrbView-3 become operational.

      ORBIMAGE's acquisition of the RadarSat-2 License will cost $60 million, of, which $30 million was paid in 1999. Approximately $140 million of RadarSat-2's $200 million estimated total cost will be funded by the Canadian Space Agency ("CSA") through a contract with MDA. ORBIMAGE's remaining payments for the RadarSat-2 License will not exceed $15 million in 2001; $10 million in 2002; and $5 million upon the successful on-orbit checkout of RadarSat-2. ORBIMAGE expects to use cash on hand, cash from operations and also may consider raising additional capital to fund RadarSat-2 License payments.

      ORBIMAGE expects to fund its other future capital expenditures and negative cash flows from operating activities using cash on hand. In addition, Orbital has committed to invest an additional $12.5 million of equity in ORBIMAGE, pursuant to a stock purchase agreement with ORBIMAGE, as amended in March 2000, as described above. ORBIMAGE believes that, with Orbital's additional investment, it currently has sufficient resources to meet its requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational. We are currently pursuing other financing sources. Further, additional financing may be necessary in the event of additional OrbView-3 or OrbView-4 launch delays, cost increases or unanticipated expenses. ORBIMAGE cannot assure you that such additional financing will be available on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on a timely launch of one of the OrbView high-resolution satellites and the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors.

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

     Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $79.2 million through March 31, 2000. We expect losses to continue through the third quarter of 2001, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until both OrbView-3 and OrbView-4 are operational, currently expected to be in the third quarter of 2001. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

     ORBIMAGE expects to fund its future capital expenditures and negative cash flows from operating activities using cash on hand and the proceeds from Orbital's additional $12.5 million equity commitment. ORBIMAGE believes that, with Orbital's additional investment, it currently has sufficient resources to meet its requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational. We are currently pursuing other financing sources. Further, additional financing may be necessary in the event of additional OrbView-3 or OrbView-4 launch delays, cost increases or unanticipated expenses. ORBIMAGE cannot assure you that such additional financing will be available on favorable terms or on a timely basis, if at all.

    Pursuant to a stock purchase agreement with Orbital described above, Orbital has committed to invest an additional $12.5 million of equity in ORBIMAGE, although Orbital's total investment commitment may increase up to an aggregate amount of $25 million in the event of certain delays in the launch of OrbView-4 and/or OrbView-3. There can be no assurance that Orbital will be able to fulfill its investment commitment. Orbital's inability to fulfill its investment commitment could have a material effect on ORBIMAGE's financial condition and results of operations. In such an event, we cannot assure you that additional capital will be available on favorable terms or on a timely basis, if at all.

     A significant portion of our capital requirements are related to developing, constructing and launching the OrbView satellites, constructing and activating the related U.S. ground systems and acquiring the RadarSat-2 License. While most of these costs are currently fixed under agreements with Orbital and MDA, we cannot assure you that these costs will not increase over time. For example, in March 2000, we agreed to a cost increase of $14 million under our procurement agreement with Orbital, which amount could be reduced by up to $5 million in the event of certain launch delays. In exchange for allowing us to pay this cost increase in the form of post-launch, on-orbit incentives, we also amended our stock purchase agreement with Orbital to reduce Orbital's stock purchase commitment to $12.5 million from $25 million, as described above. We will pay for launch and on-orbit insurance and technological assistance for OrbView-3, OrbView-4 and RadarSat-2 on a cost-plus or cost-reimbursable basis. Many factors outside our control influence the costs of these and other items and services, and we may need to raise more capital if any of these costs increase materially.

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

     The perceived and actual timing of satellite launches may affect competition in the remote imaging industry. Additional delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our OrbView-3 and OrbView-4 FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

     In addition, under our existing agreements with certain OrbView-3 and OrbView-4 regional distributors, the distributors have the right to terminate their agreements because of the OrbView-3 launch delay to the second quarter of 2001. We are currently renegotiating these termination rights, but we cannot assure you that our efforts will be successful. In the event these distributors terminate these agreements, we cannot assure you that we will be able to find replacement distributors on terms acceptable to us or in a timely manner, if at all. Our ability to replace such distributors could have an adverse effect on our business.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

     Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to, or loss of, a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 28 missions and has a success rate of approximately 90%. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, if at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown five missions to date, all of which were successful. We expect CSA to provide a launch vehicle for RadarSat-2, which has not yet been identified. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2, or the failure of CSA to provide a launch vehicle for RadarSat-2, could negatively affect our business, financial condition, results of operations and our ability to deliver our products and services and service our debt.

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

TECHNOLOGICAL AND IMPLEMENTATION RISKS -- WE CANNOT ASSURE YOU THAT OUR SATELLITES WILL OPERATE AS DESIGNED.

     The designs for OrbView-3 and OrbView-4 are complete, and the design for RadarSat-2 is in progress. The satellite designs may require modifications to achieve the desired performance criteria, which could result in delays in satellite deployment. Each of these satellites will employ advanced technologies and sensors that will be subject to severe environmental stresses during launch or in space that could affect the satellites' performance. Employing advanced technologies is further complicated by the fact that the satellites will be in space. Hardware component problems in space could require premature satellite replacement, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite's performance.

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

LIMITED LIFE OF SATELLITES -- SATELLITES HAVE LIMITED DESIGN LIVES AND ARE EXPENSIVE TO REPLACE.

     Satellites have limited useful lives. We determine a satellite's useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite's components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

         SATELLITE                            EXPECTED DESIGN LIFE
         ---------                            ---------------------
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

- EarthWatch, which is expected to launch its first high-resolution satellite in the second half of 2000; and

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

- through its subsidiary, MDA, to design, develop and construct RadarSat-2 and the related Canadian ground system, integrate and operate RadarSat-2, and receive, process and archive RadarSat-2 imagery.

     We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on MDA to market the RadarSat-2 imagery pursuant to a sublicense of our exclusive marketing rights under the RadarSat-2 License. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by a procurement agreement between Orbital and ORBIMAGE. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-4 and/or OrbView-3 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. In addition, if MDA fails to perform its obligations under the OrbView-3 and 4 distributor ground system agreement, it could have a material adverse effect on ORBIMAGE's business. We also rely on MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of OrbView-3, OrbView-4 or RadarSat-2.

     Under an administrative services agreement with Orbital, Orbital has agreed to provide us with various administrative and operational functions on a cost reimbursable or cost-plus fee basis. These functions include on-orbit mission operations and anomaly resolution for OrbView-2, OrbView-3 and OrbView-4. If Orbital fails to perform its obligations under the services agreement, we may not be able to operate these satellites properly. The services agreement terminates for each OrbView satellite three years after the launch of each satellite. We cannot assure you that we will be able to renew the services agreement on favorable terms, if at all. In addition, a material adverse change in Orbital or its financial condition or the condition of one of its subcontractors could adversely affect Orbital's ability to perform under the procurement agreement or the services agreement. We have not identified any alternate providers. In any case, we can provide no assurance that an alternate provider would be available or, if available, would be available on terms favorable to us or to Orbital.

DEPENDENCE ON DISTRIBUTOR -- DEPENDENCE ON A SINGLE DISTRIBUTOR FOR RADARSAT-2 IMAGERY COULD RESULT IN MARKETING AND DISTRIBUTION DELAYS IF THE DISTRIBUTOR FAILS TO PERFORM.

     We acquired the RadarSat-2 License from MDA and granted MDA an exclusive unrestricted worldwide sublicense to market and sell RadarSat-2 imagery. MDA will perform all RadarSat-2 marketing operations, subject to our supervision and approval. MDA's failure to successfully market RadarSat-2 imagery would have a material adverse effect on our ability to distribute and sell radar imagery, which would materially adversely affect our business.

POTENTIAL CONFLICTS OF INTEREST WITH ORBITAL -- WE RELY ON ORBITAL FOR CERTAIN OPERATIONS AND SERVICES THAT ARE CRITICAL TO OUR BUSINESS. ORBITAL'S INTERESTS MAY CONFLICT WITH OURS.

     Orbital owns 51.7% of our outstanding voting stock on a fully diluted basis, and has agreed to acquire up to an additional 1,250,000 shares of common stock. Two of our directors are also directors of Orbital, and one of our officers is also an employee of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital.

    Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

     We have several agreements with Orbital, including a procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement, a non-compete agreement and a stock purchase agreement, each of which is material to our business. We also have an agreement with Orbital's subsidiary, MDA, pursuant to which MDA will provide the OrbView-3 and 4 distributor ground system. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement and the RadarSat-2 License.

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

     The DoC license for OrbView-4 hyperspectral imagery restricts the resolution of the OrbView-4 hyperspectral imagery sold commercially and restricts our ability to process and distribute imagery outside of the United States. These resolution restrictions and other limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations. ORBIMAGE has appealed the terms of the OrbView-4 hyperspectral license. We cannot assure you that we will prevail in our appeal.

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

     Export License. In connection with certain distributor agreements, we expect to supply our international customers with ground stations that enable these customers to downlink data directly from OrbView-3 and OrbView-4. Exporting these ground stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the Department of State do not issue these export licenses, or if these licenses are significantly delayed, or if restrictions are imposed on these licenses, our financial condition and results of operations could be materially adversely affected.

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

    Revenues from government contracts accounted for approximately 86% and 52% of our revenues for the three months ended March 31, 1999 and 2000, respectively. As of March 31, 2000, contracts with U.S. government agencies constituted approximately 24% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its hyperspectral data purchase contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. ORBIMAGE and Orbital are currently in a dispute with the Air Force regarding certain directed charges to the Air Force hyperspectral contract imposed by the Air Force, which if not resolved, could result in the termination of the contract. Similarly, if the CSA terminates the CSA contract for RadarSat-2 and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

     As of March 31, 2000, ORBIMAGE had senior notes outstanding of $214.9 million with a fair value of $141.8 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

     ORBIMAGE does not have any derivative financial instruments as of March 31, 2000, and believes that the interest rate risk associated with its senior notes and the market risk associated with its available-for-sale securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       ORBIMAGE is a party to an administrative appeal regarding the terms of its OrbView-4 hyperspectral license. For a full description of this proceeding, please see "Government Regulation - Failure to obtain regulatory approval could result in service interruptions," under "Outlook: Issues and Uncertainties."

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

                                     ORBITAL IMAGING CORPORATION

DATED:  May 12, 2000                   By:  /s/ Gilbert D. Rye
                                            ------------------
                                            Gilbert D. Rye, President
                                            and Chief Executive Officer

DATED:  May 12, 2000                   By:  /s/ Armand D. Mancini
                                            ---------------------
                                            Armand D. Mancini, Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

                             EXHIBIT NUMBER                             DESCRIPTION
                             ------------------------------------------------------------------------------------------------
                                         3.1+           Second Amended and Restated Certificate of Incorporation of ORBIMAGE.

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

                                         4.4++          Amended and Restated Stockholders' Agreement dated as of February 25,
                                                        1998, by and among preferred stock named ORBIMAGE, Orbital and the holders of Series A therein.

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

                                        10.25(b)***     VAR Agreement dated as of August 4, 1999 between ORBIMAGE and Spot Image
                                                        Corporation.

                                        10.26(b)        Amendment No. 2 to RadarSat-2 Master Agreement dated as of October 26,
                                                        1999 among ORBIMAGE, Orbital and MDA.

                                        10.27(b)***     Amendment No. 2 to Amended and Restated ORBIMAGE System Procurement
                                                        Agreement dated as of September 15, 1999 between Orbital and ORBIMAGE.

                                        10.28(b)***     Data License and Distribution Agreement dated November 3, 1999 between
                                                        RadarSat International, Inc. and ORBIMAGE.

                                        10.29(c)        Amendment No. 1 to Stock Purchase Agreement dated as of March 30, 2000 between ORBIMAGE and Orbital.

                                        10.30(c)        Amendment No. 3 to ORBIMAGE System Procurement Agreement dated as of March
                                                        30, 2000 between ORBIMAGE and Orbital.

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