Form 10-Q
period 2000-06-30
ORBITAL IMAGING CORP
filed 2000-08-11
CIK 1040570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of August 10, 2000.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS
                                                                                  DECEMBER 31,     JUNE 30,
                                                                                      1999           2000
                                                                                      ----           ----
       Current assets:
             Cash and cash equivalents.......................................       $  4,855        $ 10,877
                                                                                    --------        --------
             Available-for-sale securities, at fair value....................         32,407          15,602
             Restricted held-to-maturity securities, at amortized cost.......         12,932               -
             Receivables and other current assets, net of allowances of $80
             and $80, respectively...........................................          5,525           8,307
                                                                                    --------        --------
                  Total current assets.......................................         55,719          34,786

       Property, plant and equipment, at cost, less accumulated
             depreciation of $10,841 and $12,578, respectively...............         31,937          34,957
       Satellites and related rights, at cost, less accumulated
             depreciation and amortization of $30,973 and
             $35,276, respectively...........................................        261,622         271,477
       Other assets..........................................................         10,560           9,845
                                                                                    --------        --------

             Total assets....................................................       $359,838        $351,065
                                                                                    ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:

             Accounts payable and accrued expenses...........................       $ 14,341        $ 14,245
             Current portion of deferred revenue.............................          9,277           8,730
                                                                                    --------        --------
                  Total current liabilities..................................         23,618          22,975

       Senior notes..........................................................        214,575         215,264
       Deferred revenue, net of current portion..............................         15,334          11,152
       Deferred tax liabilities..............................................             77               -
                                                                                    --------        --------

             Total liabilities...............................................        253,604         249,391

       Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 772,561 and 818,916 shares issued and
           outstanding, respectively (liquidation value of $78,801 and
           $83,529, respectively)............................................         91,563          99,783

       Stockholders' equity:
             Common stock, par value $0.01; 75,000,000 shares authorized;
                  25,214,000 shares issued and outstanding...................            252             252
             Additional paid-in-capital......................................         87,285          87,376
             Accumulated deficit.............................................        (72,866)        (85,737)
                                                                                    --------        ---------

             Total stockholders' equity......................................         14,671           1,891
                                                                                    --------        --------

             Total liabilities and stockholders' equity......................       $359,838        $351,065
                                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------          -------------------------
                                                                1999              2000             1999              2000
                                                                ----              ----             ----              ----
        Revenues..........................................    $    3,410      $    6,873          $    6,725       $   13,217

        Direct expenses...................................         4,330           7,287               8,354           14,268
                                                              ----------      ----------          ----------       ----------

        Gross loss........................................          (920)           (414)             (1,629)          (1,051)

        Selling, general and administrative expenses......         2,890           2,609               4,843            5,066
                                                              ----------      ----------          ----------       ----------

        Loss from operations..............................        (3,810)         (3,023)             (6,472)          (6,117)

        Interest income...................................           207             646               1,156            1,389
                                                              ----------      ----------          ----------       ----------

        Loss before benefit for income taxes..............        (3,603)         (2,377)             (5,316)          (4,728)

        Benefit for income taxes..........................        (1,327)              -              (1,947)             (77)
                                                              ----------      ----------          ----------       ----------

        Net loss..........................................    $   (2,276)     $   (2,377)         $   (3,369)      $   (4,651)
                                                              ==========      ==========          ==========       ==========

        Loss per common share - basic and diluted (1).....    $    (0.23)     $    (0.26)         $    (0.39)      $    (0.51)
        Loss available to common stockholders.............    $   (5,697)     $   (6,568)         $   (9,758)      $  (12,871)

        Weighted average shares outstanding - basic           25,214,000      25,214,000          25,214,000       25,214,000
          and diluted (1).................................

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

                           ORBITAL IMAGING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK             ADDITIONAL
                                                       ------------               PAID-IN       ACCUMULATED
                                                  SHARES          AMOUNT          CAPITAL         DEFICIT            TOTAL
                                                  ------          ------          -------         -------            -----
       BALANCE AS OF DECEMBER 31, 1998.....     25,214,000         $ 252          $86,782        $(53,070)          $33,964

            Issuance of compensatory stock
            options........................              -             -              209               -               209
            Preferred stock dividends......              -             -                -          (6,389)           (6,389)
            Net loss.......................              -             -                -          (3,369)           (3,369)
                                                ----------         -----          -------        --------           -------

       BALANCE AS OF JUNE 30, 1999.........     25,214,000         $ 252          $86,991        $(62,828)          $24,415
                                                ==========         =====          =======        ========           =======


       BALANCE AS OF DECEMBER 31, 1999.....     25,214,000         $ 252          $87,285        $(72,866)          $14,671

            Issuance of compensatory stock
            options........................              -             -               91               -                91
            Preferred stock dividends......              -             -                -          (8,220)           (8,220)
            Net loss.......................              -             -                -          (4,651)           (4,651)
                                                 ---------         -----          -------        --------           -------

       BALANCE AS OF JUNE 30, 2000.........     25,214,000         $ 252          $87,376        $(85,737)          $ 1,891
                                                ==========         =====          =======        ========           =======

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                               1999              2000
                                                                               ----              ----
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss.......................................................    $  (3,369)        $ (4,651)
          Adjustments to reconcile net loss to net cash
                used in operating activities:
                     Depreciation, amortization and other................        6,535            7,317
                     Deferred tax benefit................................       (1,947)             (77)
          Changes in assets and liabilities:
                     Increase in receivables and other current assets....       (1,058)          (2,588)
                     Decrease in other assets............................          225               89
                     Decrease in accounts payable and accrued expenses...       (4,544)             (96)
                     Decrease in deferred revenue........................       (4,328)          (4,729)
                                                                             ----------        ---------
          NET CASH USED IN OPERATING ACTIVITIES..........................       (8,486)          (4,735)

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures...........................................      (40,428)         (18,835)
          Purchases of restricted held-to-maturity securities............       (7,306)               -
          Purchases of available-for-sale securities.....................      (10,908)         (22,312)
          Maturities of restricted held-to-maturity securities...........        8,471           12,984
          Maturities of available-for-sale securities....................       30,458           38,920
          Sales of available-for-sale securities.........................        5,877                -
                                                                             ---------         --------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES............      (13,836)          10,757

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of long-term obligations............       68,082                -
          Repayment of capitalized lease obligation......................          (57)               -
                                                                             ----------        --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES......................       68,025                -
                                                                             ---------         --------

     INCREASE IN CASH AND CASH EQUIVALENTS...............................       45,703            6,022

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................       25,082            4,855
                                                                             ---------         --------
     CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $  70,785         $ 10,877
                                                                             =========         ========

     SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid.....................................................    $   8,719         $ 13,083
                                                                             =========         ========

     NON-CASH ITEMS:
          Preferred stock dividends......................................    $   6,389         $  8,220
          Capitalized compensatory stock options.........................           85               81

     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

       In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1999, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

(3)      INTEREST CAPITALIZATION

       ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. Capitalized interest totaled $5.5 million and $7.1 million for the three months ended June 30, 1999 and 2000, respectively, and $10.1 million and $14.2 million for the six months ended June 30, 1999 and 2000, respectively.

(4)      RELATED PARTY TRANSACTIONS

       In June 2000, the amended stock purchase agreement between ORBIMAGE and Orbital Sciences Corporation ("Orbital"), ORBIMAGE's majority stockholder, was terminated. Under the amended stock purchase agreement, Orbital was required to purchase up to $12.5 million worth of common stock under certain circumstances, and up to an aggregate of $25 million in the event of certain launch delays. In connection with the termination of the amended stock purchase agreement, ORBIMAGE and Orbital also amended their system procurement agreement to require

Orbital to advance ORBIMAGE on January 31, 2001, $20 million previously paid by ORBIMAGE under the procurement agreement. Orbital will be entitled to reinvoice ORBIMAGE for this amount on the earlier of nine months after the launch of OrbView-4 or six months after the launch of OrbView-3, but in no event earlier than November 30, 2001. The amended procurement agreement also requires Orbital to pay ORBIMAGE a $2.5 million cash penalty if OrbView-4 is not launched by May 31, 2001, and an additional $2.5 million cash penalty if neither OrbView-3 nor OrbView-4 is launched by July 31, 2001. Concurrently with the foregoing transactions, ORBIMAGE entered into an agreement with Orbital under which Orbital agreed to broker a renegotiation of ORBIMAGE's RadarSat-2 license agreement with MacDonald, Dettwiler and Associates Ltd. ("MDA"), Orbital's Canadian subsidiary, which may result in a reduction in ORBIMAGE's RadarSat-2 license fee and system operation payments to MDA, in exchange for a reduction in ORBIMAGE's current world-wide exclusive distribution territory for RadarSat-2. If such an agreement is consummated, Orbital's $20 million advance obligation under the amended procurement agreement would terminate.

       ORBIMAGE incurred and capitalized costs of approximately $10.1 million and $0.2 million for the three months ended June 30, 1999 and 2000, respectively, and $26.5 million and $1.8 million for the six months ended June 30, 1999 and 2000, respectively, under the procurement agreement with Orbital for the purchase of various satellites and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.7 million for each of the three months ended June 30, 1999 and 2000, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 1999 and 2000, respectively, under an administrative services agreement with Orbital.

(5)      COMPREHENSIVE INCOME (LOSS)

       For the six months ended June 30, 1999 and 2000, there were no material differences between net loss as reported and comprehensive income (loss).

(6)      LOSS PER COMMON SHARE

       The computations of basic and diluted loss per common share for the three months and six months ended June 30, 1999 and 2000 were as follows (in thousands, except share data):

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             ------------------              ----------------
                                                                  JUNE 30,                       JUNE 30,
                                                                  --------                       --------
                                                             1999           2000            1999          2000
                                                             ----           ----            ----          ----
    Numerator for basic and diluted loss per
       common share:
       Net loss......................................   $    (2,276)    $    (2,377)   $    (3,369)   $    (4,651)
       Preferred stock dividends.....................        (3,421)         (4,191)        (6,389)        (8,220)
                                                        -----------     -----------    -----------    -----------
    Loss available to common stockholders............   $    (5,697)    $    (6,568)   $    (9,758)   $   (12,871)
                                                        ===========     ===========    ===========    ===========

    Denominator for basic and diluted loss per common
       share -- weighted average shares (1)..........    25,214,000      25,214,000     25,214,000     25,214,000

    Loss per common share -- basic and diluted (1)...        $(0.23)         $(0.26)        $(0.39)        $(0.51)
                                                             ======          ======         ======         ======

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(7)      INCOME TAXES

       The income tax benefit for the three months and six months ended June 30, 1999 and 2000 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             ------------------              ----------------
                                                                  JUNE 30,                       JUNE 30,
                                                                  --------                       --------
                                                             1999           2000            1999          2000
                                                             ----           ----            ----          ----
    U.S. Federal statutory rate......................        (34.0)%         (34.0)%        (34.0)%       (34.0)%
    State income taxes...............................         (1.7)           (1.7)          (1.7)         (1.7)
    Valuation allowance..............................           -             35.7             -           34.1
    Other............................................         (1.1)             -            (0.9)           -
                                                              ----            ---            ----           ---
    Effective rate...................................        (36.8)%            -  %        (36.6)%        (1.6)%
                                                              ====            ===            ====           ===

       The net deferred tax asset of $1.6 million as of June 30, 2000 is fully reserved by a valuation allowance.

(8)      SENIOR NOTES

       Interest on ORBIMAGE's senior notes due 2005 accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. On March 1, 2000, restricted held-to-maturity securities and the related accrued interest were used to pay the semi-annual interest due on the senior notes of $13.1 million.

(9)      PREFERRED STOCK SUBJECT TO REPURCHASE

       The activity in the preferred stock subject to repurchase was as follows for the six months ended June 30, 1999 and 2000 (dollars in thousands):

                                                                             SHARES        AMOUNT
                                                                             ------        ------
                         BALANCE AS OF DECEMBER 31, 1998................      687,576    $   78,489
                            Preferred stock dividends paid in shares....       41,256         4,205
                            Accrual of preferred stock dividends........            -         2,184
                                                                           ----------    ----------
                         BALANCE AS OF JUNE 30, 1999....................      728,832    $   84,878
                                                                           ==========    ==========

                         BALANCE AS OF DECEMBER 31, 1999................      772,561    $   91,563
                            Preferred stock dividends paid in shares....       46,355         5,373
                            Accrual of preferred stock dividends........            -         2,847
                                                                           ----------    ----------
                         BALANCE AS OF JUNE 30, 2000....................      818,916    $   99,783
                                                                           ==========    ==========

(10)     STOCK OPTION PLAN

       ORBIMAGE granted 422,347 options to purchase shares of common stock to employees and directors during the six months ended June 30, 2000. The stock options were granted with an exercise price of $7.25 and vest in one-third increments over a three-year period.

(11)     SEGMENT INFORMATION

    For the six months ended June 30, 1999 and 2000, ORBIMAGE operated as a single segment. ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.3 million for each of the three months ended June 30, 1999 and 2000, respectively, and $4.7 million and $4.6 million for the six months ended June 30, 1999 and 2000, respectively, representing approximately 69%, 17%, 71% and 24%, respectively, of total revenues recognized during those periods.

(12)     SUBSEQUENT EVENTS

       On July 24, 2000, ORBIMAGE granted 100,000 options to purchase shares of common stock to employees. The stock options were granted with an exercise price of $7.25 and vest in one-third increments over a three-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Orbital Imaging Corporation ("ORBIMAGE") operates and is further developing a fleet of satellites that collect, process and distribute digital imagery of the Earth's surface, atmosphere and weather conditions. ORBIMAGE has entered into a system procurement agreement with Orbital Sciences Corporation ("Orbital"), ORBIMAGE's majority stockholder, to purchase the OrbView-1, OrbView-3 and OrbView-4 satellites, including launch services, and the U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. Under the procurement agreement, ORBIMAGE also acquired a license to operate and control the OrbView-2 satellite (the "OrbView-2 License"). Under a license agreement with Orbital and its Canadian subsidiary, MacDonald, Dettwiler and Associates Ltd. ("MDA"), ORBIMAGE has acquired the exclusive worldwide distribution rights to the RadarSat-2 satellite (the "RadarSat-2 License"), and, in turn, has appointed MDA as its exclusive distributor of RadarSat-2 imagery. MDA will own and operate RadarSat-2 and will provide ORBIMAGE with operations, data reception, processing, archiving, marketing and distribution services. Radarsat International Inc. ("RSI"), a wholly-owned subsidiary of MDA, has also appointed ORBIMAGE as a non-exclusive distributor of Radarsat-1 satellite imagery in the United States. Orbital also provides certain administrative services to ORBIMAGE such as accounting, tax, human resources and benefit-related services pursuant to an administrative services agreement.

       Orbital has informed ORBIMAGE that it expects to launch OrbView-4 in the second quarter of 2001 and OrbView-3 in the third quarter of 2001. MDA has announced that it expects RadarSat-2 to be launched in 2003.

       Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors, and the sale of ground stations to distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the advance payments under these contracts and recognizes revenue over the contractual delivery period. As of June 30, 2000, ORBIMAGE had approximately $19.9 million of deferred revenue related primarily to advance payments for OrbView-2 imagery. In 1999, ORBIMAGE commenced construction of two OrbView-3 and OrbView-4 distributor ground stations. Revenue on these contracts is recognized using the percentage-of-completion method of accounting.

       Direct Expenses. Direct expenses include the costs of operating the OrbView-1 satellite and operating and depreciating (i) the OrbView-2 License,
(ii) the related ground systems, and (iii) construction costs related to the OrbView-3 and OrbView-4 distributor-owned ground stations. Satellite operating costs primarily consist of labor expenses.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

       Revenues. Revenues were $3.4 million and $6.9 million for the three months ended June 30, 1999 and 2000, respectively, and $6.7 million and $13.2 million for the six months ended June 30, 1999 and 2000, respectively. The increase in 2000 revenues was primarily due to the construction of OrbView-3 and OrbView-4 distributor ground stations, which generated $1.9 million and $4.6 million in revenues for the three months and six months ended June 30, 2000, respectively. There were no such construction revenues for the comparable 1999 periods.

       Direct Expenses. Direct expenses were $4.3 million and $7.3 million for the three months ended June 30, 1999 and 2000, respectively, and $8.4 and $14.3 million for the six months ended June 30, 1999 and 2000, respectively. The increase in 2000 direct expenses was primarily due to the construction costs of OrbView-3 and OrbView-4 distributor ground stations, which were $2.3 million and $4.7 million for the three months and six months ended June 30, 2000, respectively. There were no such construction costs for the comparable 1999 periods. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

       Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $2.9 million and $2.6 million for the three months ended June 30, 1999 and 2000, respectively, and $4.8 million and $5.1 million for the six months ended June 30, 1999 and 2000, respectively. The decrease in SG&A expenses in 2000 for the three-month period was attributable to a more favorable allocation of general and administrative costs to contract-related activities versus that of the prior year. The increase in SG&A expenses in 2000 for the six-month period was primarily attributable to increases in salaries and related benefits as ORBIMAGE expanded its operations.

       Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes issued pursuant to the 1998 Offering and the 1999 Offering, net of applicable capitalized interest. Interest income was $0.2 million and $0.6 million for the three months ended June 30, 1999 and 2000, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 1999 and 2000, respectively. Capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system and the RadarSat-2 License totaled $5.5 million and $7.1 million for the three months ended June 30, 1999 and 2000, respectively, and $10.1 million and $14.2 million for the six months ended June 30, 1999 and 2000, respectively.

       Benefit for Income Taxes. ORBIMAGE recorded an income tax benefit of $1.3 million for the three months ended June 30, 1999, and $1.9 million and $77,000 for the six months ended June 30, 1999 and 2000, respectively. No income tax benefit or provision was recorded for the three months ended June 30, 2000. The tax benefits result from net operating losses generated during the periods. As of June 30, 2000, ORBIMAGE recorded a valuation allowance related to the net deferred tax asset of $1.6 million due to the potential inability to utilize net operating losses. No such valuation allowance was recorded as of June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000, ORBIMAGE had approximately $26.5 million of cash, cash equivalents and available-for-sale securities.

       On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising net proceeds of approximately $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.4%.

       Operating activities used cash of approximately $8.5 million and $4.7 million during the six months ended June 30, 1999 and 2000, respectively. The decrease in cash flow used in operations is primarily attributable to a significantly smaller decrease in accounts payable and accrued expenses as compared to the same period in 1999, and was partially offset by a greater increase in receivables and other current assets as compared to the same period in 1999.

       Investing activities used cash of approximately $13.8 million for the six months ended June 30, 1999 and provided $10.8 million of cash for the six months ended June 30, 2000. The variance from 1999 to 2000 is attributable primarily to decreased capital expenditures. Capital expenditures related primarily to the construction of OrbView-3 and OrbView-4 for the six months ended June 30, 1999 and 2000 were approximately $40.4 million and $18.8 million, respectively. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system, is estimated to be approximately $311.3 million, net of approximately $31 million which will be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of June 30, 2000, ORBIMAGE had spent approximately $270 million. ORBIMAGE expects to spend approximately $18 million on capital expenditures through the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational, and an additional $24 million in on-orbit incentives once OrbView-4 and OrbView-3 become operational.

       ORBIMAGE's acquisition of the RadarSat-2 License will cost $60 million, of which $30 million was paid in 1999. Approximately $260 million of RadarSat-2's $320 million estimated total cost will be funded by the Canadian Space Agency ("CSA") through a contract with MDA. ORBIMAGE's remaining payments for the RadarSat-2 License will not exceed $15 million in 2001, $10 million in 2002, and $5 million upon the successful on-orbit checkout of RadarSat-2. ORBIMAGE expects to use cash on hand, cash from operations, and the Orbital advance under the amended system procurement agreement described above, to fund the RadarSat-2 License payments. ORBIMAGE is also currently pursuing additional capital sources to fund the RadarSat-2 License payments. ORBIMAGE cannot assure you that additional capital will be available on favorable terms or on a timely basis, if at all. In addition, there can be no assurance that Orbital will be able to fulfill its advance obligation.

       ORBIMAGE believes that it currently has sufficient resources to meet its capital requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until 2002. We are currently pursuing other financing sources. ORBIMAGE cannot assure you that additional financing will be available on favorable terms or on a timely basis, if at all. ORBIMAGE has incurred losses since its inception, and management believes that it will continue to do so for the foreseeable future. ORBIMAGE's ability to become profitable and generate positive cash flow is dependent on a timely launch of one of the OrbView high-resolution satellites and the continued expansion of commercial services, adequate customer acceptance of ORBIMAGE's products and services and numerous other factors.

OUTLOOK: ISSUES AND UNCERTAINTIES

       The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or oral forward-looking statements, including statements contained in ORBIMAGE's filings with the Securities and Exchange Commission. All statements that address operating performance, events, or developments that ORBIMAGE expects or anticipates will occur in the future, including launch dates, sufficiency of and ability to raise capital and statements relating to ORBIMAGE's sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance. The following are some of the factors that could cause actual results to differ materially from information contained in ORBIMAGE's forward-looking statements.

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

       Our business plan depends upon:

- the timely construction and deployment of OrbView-3, OrbView-4 and RadarSat-2, and development of the related ground systems; and

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

       Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $85.7 million through June 30, 2000. We expect losses to continue through the third quarter of 2001, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until 2002. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS -- OUR INABILITY TO FUND POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS COULD DELAY SATELLITE CONSTRUCTION AND DEPLOYMENT.

       ORBIMAGE believes that it currently has sufficient resources to meet its capital requirements through the fourth quarter of 2000. ORBIMAGE does not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until 2002. We are currently pursuing other financing sources. ORBIMAGE cannot assure you that additional financing will be available on favorable terms or on a timely basis, if at all.

       Pursuant to the terms of the amended system procurement agreement with Orbital described above, Orbital is obligated to advance ORBIMAGE $20 million, although Orbital's advance obligation terminates if we renegotiate the terms of our RadarSat-2 License agreement with MDA, as described above. There can be no assurance that Orbital will be able to fulfill its advance obligation. Orbital's inability to fulfill its advance obligation could have a material effect on ORBIMAGE's financial condition and results of operations. In such an event, we cannot assure you that additional capital will be available on favorable terms or on a timely basis, if at all.

       A significant portion of our capital requirements are related to developing, constructing and launching the OrbView satellites, constructing and activating the related U.S. ground systems and acquiring the RadarSat-2 License. While most of these costs are currently fixed under agreements with Orbital and MDA, we cannot assure you that these costs will not increase over time. For example, in March 2000, we agreed to a cost increase of $14 million under our system procurement agreement with Orbital. We will pay for launch and on-orbit insurance and technological assistance for OrbView-3, OrbView-4 and RadarSat-2 on a cost-plus or cost-reimbursable basis. Many factors outside our control influence the costs of these and other items and services, and we may need to raise more capital if any of these costs increase materially.

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

SCHEDULE DELAYS - ADDITIONAL DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

       We have previously experienced delays in the launch schedules of OrbView-3 and OrbView-4. We have recently experienced additional delays in the production schedules of OrbView-4, OrbView-3 and RadarSat-2, which have resulted in the delay of the launch dates of these satellites to the second quarter of 2001, third quarter of 2001 and 2003, respectively.

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

- delays under our procurement agreement with Orbital, or delays under the CSA contract with MDA; or

-        other events beyond our control.

       The perceived and actual timing of satellite launches may affect competition in the remote sensing industry. Additional delays in the deployment of OrbView-3, OrbView-4 or RadarSat-2 could increase pre-launch operating costs, delay revenues, result in revocation of our OrbView-3 and OrbView-4 FCC licenses and negatively affect our marketing efforts. The perception of potential delays also could affect our marketing efforts. We cannot assure you that any of these satellites will be launched or deployed on a timely basis.

       In addition, under certain agreements with certain OrbView-3 and OrbView-4 regional distributors, the distributors have the right to terminate their agreements because of the recent OrbView-4 and OrbView-3 launch delays. We are renegotiating these termination rights, but we cannot assure you that our efforts will be successful. In the event these distributors terminate their agreements, we cannot assure you that we will be able to find replacement distributors on terms acceptable to us or in a timely manner, if at all. Our ability to replace these distributors could have an adverse effect on our business.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

       Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to, or loss of, a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 29 missions and has a success rate of approximately 90%. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, if at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown five missions to date, all of which were successful. CSA has selected a Boeing Delta II launch vehicle, which has flown 87 missions and has a success rate of approximately 98%, for RadarSat-2. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2 could negatively affect our business, financial condition, results of operations and our ability to deliver our products and services and service our debt.

MARKET ACCEPTANCE -- WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT OUR PRODUCTS AND SERVICES.

       Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by OrbView-3, OrbView-4 and RadarSat-2 to existing markets and new markets. High-resolution satellite imagery only became commercially available in late 1999. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

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

- EarthWatch, which is expected to launch its first high-resolution satellite in the second half of 2000, and is also constructing a second high-resolution satellite; and

- ImageSat International (formerly known as West Indian Space, Ltd.), which has announced plans to launch its first high-resolution imaging satellite by the end of 2000. ImageSat has also announced plans to launch eight additional high-resolution satellites over the next three to four years.

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

- through its subsidiary, MDA, to construct the OrbView-3 and 4 distributor ground system; and

- through its subsidiary, MDA, to design, develop and construct RadarSat-2 and the related Canadian ground system, integrate and operate RadarSat-2, and receive, process, and archive RadarSat-2 imagery.

       We also rely on the OrbView-2 License from Orbital to market the OrbView-2 imagery, and will rely on MDA to market the RadarSat-2 imagery pursuant to a sublicense of our exclusive marketing rights under the RadarSat-2 License. We expect to continue to rely on third parties, including Orbital and MDA, to design, construct or launch satellites for us and to modify the existing ground systems to accommodate these satellites. Orbital's obligations to provide design, construction and launch services for the OrbView satellites are governed by our system procurement agreement with Orbital. If Orbital fails to perform its obligations adequately under the procurement agreement, we would be forced to delay deployment of OrbView-4 and/or OrbView-3 until we located an alternative provider. Orbital's liability to us for claims under the procurement agreement is limited to $10 million. In addition, if MDA fails to perform its obligations under the OrbView-3 and 4 distributor ground system agreement, it could have a material adverse effect on ORBIMAGE's business. We also rely on MDA to design and construct the RadarSat-2 satellite. Neither Orbital nor MDA is liable to us for any costs or other damages arising from schedule delays in the operation of OrbView-3, OrbView-4 or RadarSat-2.

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

       Orbital owns 50.6% of our outstanding voting stock on a fully diluted basis. Two of our directors are also directors of Orbital, and one of our officers is also an employee of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital. Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

       We have several agreements with Orbital, including a system procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. We also have several agreements with Orbital's subsidiary, MDA, including the RadarSat-2 License and an agreement under which MDA will provide the OrbView-3 and 4 distributor ground system. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement and the RadarSat-2 License.

       Orbital provides certain products and services to our direct competitors. Under our non-compete agreement with Orbital, which terminates on the earlier of June 30, 2003, the first anniversary of an initial public offering of our common stock or the occurrence of certain other events, Orbital cannot sell turn-key satellite optical imaging systems (i.e., satellite, sensors, launch vehicles and ground system) to anyone other than to ORBIMAGE. Orbital can, however, sell radar systems and components of optical systems to our current or future customers or competitors. For example, MDA has a contract to provide certain ground system work to EarthWatch relating to its planned one-meter satellite system. Orbital holds, both directly and indirectly, an equity interest in EarthWatch of less than five percent. We expect to compete directly with EarthWatch. MDA also owns 100% of the capital stock of RSI, a company that markets imagery from the RadarSat-1 satellite. RSI has appointed ORBIMAGE as a non-exclusive distributor of RadarSat-1 imagery in the United States. Although RadarSat-2 uses more advanced imaging technology than the technology employed by RadarSat-1, these two satellites have certain overlapping capabilities, making RSI a potential competitor.

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

       The DoC license for OrbView-4 hyperspectral imagery restricts the resolution of the OrbView-4 hyperspectral imagery sold commercially and restricts our ability to process and distribute imagery. These resolution restrictions and other limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations. In April 1999, we appealed the terms of our hyperspectral license to the DoC. Our appeal concluded in June 2000, but we were not successful in obtaining any material changes to the terms of the license.

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

       Revenues from government contracts accounted for approximately 81% and 64% of our revenues for the three months ended June 30, 1999 and 2000, respectively, and approximately 83% and 58% for the six months ended June 30, 1999 and 2000, respectively. As of June 30, 2000, contracts with U.S. government agencies constituted approximately 23% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its hyperspectral data purchase contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. ORBIMAGE and Orbital are currently in a dispute with the Air Force regarding certain constructive changes to the Air Force hyperspectral contract imposed by the Orb-View-4 hyperspectral license described above, which if not resolved, could result in the termination of the contract. Similarly, if the CSA terminates the CSA contract for RadarSat-2 and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As of June 30, 2000, ORBIMAGE had senior notes outstanding of $215.3 million with a fair value of $102.3 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

       ORBIMAGE did not have any derivative financial instruments as of June 30, 2000, and believes that the interest rate risk associated with its senior notes and the market risk associated with its available-for-sale securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       ORBIMAGE was a party to an administrative appeal before DoC regarding the terms of its OrbView-4 hyperspectral license. The appeal was concluded in June 2000. For a full description of this proceeding, please see "Government Regulation - Failure to obtain regulatory approval could result in service interruptions," under "Outlook: Issues and Uncertainties."

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

    (b)  Reports on Form 8-K

       On July 13, 2000, ORBIMAGE filed Form 8-K to announce (i) the termination of its amended stock purchase agreement with Orbital; (ii) the amendment of its system procurement agreement with Orbital; (iii) its new agreement with Orbital for Orbital to broker a renegotiation of the RadarSat-2 License agreement with MDA; and (iv) the delay of the RadarSat-2 launch from late 2002 to 2003.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ORBITAL IMAGING CORPORATION

DATED:  August 11, 2000                       By:  /s/ Gilbert D. Rye
                                                   ------------------
                                               Gilbert D. Rye, President
                                                and Chief Executive Officer

DATED:  August 11, 2000                       By:  /s/ Armand D. Mancini
                                                   ---------------------
                                               Armand D. Mancini, Vice President
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

             EXHIBIT NUMBER                         DESCRIPTION
--------------------------------------------------------------------------------

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

                  10.23(b)***       ORBIMAGE Distribution Agreement dated as of
                                    August 4, 1999 by and between ORBIMAGE and
                                    Spot Image.

                  10.24(b)***       ORBIMAGE Ground Station Contract (Contract
                                    Number: OGS-Spot-C-01-300 dated as of August
                                    4, 1999 by and between ORBIMAGE and Spot
                                    Image.

                  10.25(b)***       VAR Agreement dated as of August 4, 1999 by
                                    and between ORBIMAGE and Spot Image
                                    Corporation.

                  10.26(b)          Amendment No. 2 to RadarSat-2 Master
                                    Agreement dated as of October 26, 1999 among ORBIMAGE, Orbital and MDA.

                  10.27(b)***       Amendment No. 2 to Amended and Restated
                                    ORBIMAGE System Procurement Agreement dated
                                    as of September 15, 1999 between Orbital and
                                    ORBIMAGE.


                  10.28(b)***       Data License and Distribution Agreement
                                    dated November 3, 1999 between RadarSat
                                    International, Inc. and ORBIMAGE

                  10.29(c) Amendment No. 1 to Stock Purchase Agreement dated as of March 30, 2000 between ORBIMAGE and Orbital.

                  10.30(c)          Amendment No. 3 to ORBIMAGE System
                                    Procurement Agreement dated as of March 30,
                                    2000 between ORBIMAGE and Orbital.

                  10.31(d)          Amendment No. 4 to Amended and Restated
                                    ORBIMAGE System Procurement Agreement dated as of June 29, 2000 between ORBIMAGE and Orbital.

                  10.32(d)          Letter agreement dated June 29, 2000 between
                                    ORBIMAGE and Orbital regarding RadarSat-2
                                    Master Agreement dated as of December 31,
                                    1998 between ORBIMAGE, Orbital and MDA, as amended.

                  11 Statement re computation of loss per common share (included in the notes to condensed consolidated financial statements).

                  27(d)             Financial Data Schedule.

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

(c) Incorporated by reference to the identically numbered exhibit to ORBIMAGE's quarterly report on Form 10-Q for the three months ended March 31, 2000 (Commission File No. 333-49583).

(d)    Filed herewith.