Form 10-Q
period 2000-09-30
ORBITAL IMAGING CORP
filed 2000-11-14
CIK 1040570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


                           ORBITAL IMAGING CORPORATION


                         (COMMISSION FILE NO. 333-49583)


                DELAWARE                                  54-1660268
        (STATE OF INCORPORATION)                 (IRS IDENTIFICATION NUMBER)

        21700 ATLANTIC BOULEVARD
         DULLES, VIRGINIA 20166                         (703) 406-5000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (TELEPHONE NUMBER)


    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes    No
                                   --       --

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,214,000 shares of common stock outstanding as of November 10, 2000.



================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           ORBITAL IMAGING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)

                                       ASSETS
                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                      1999           2000
                                                                                      ----           ----
       Current assets:
             Cash and cash equivalents.......................................       $  4,855        $  3,776
             Available-for-sale securities, at fair value....................         32,407           2,190
             Restricted held-to-maturity securities, at amortized cost.......         12,932               -
             Receivables and other current assets, net of allowances of $80
               and $94, respectively.........................................          5,525          10,774
                                                                                    --------        --------
                  Total current assets.......................................         55,719          16,740

       Property, plant and equipment, at cost, less accumulated
             depreciation of $10,841 and $13,418, respectively...............         31,937          35,933
       Satellites and related rights, at cost, less accumulated
             depreciation and amortization of $30,973 and
             $37,427, respectively...........................................        261,622         278,930
       Other assets..........................................................         10,560           9,477
                                                                                    --------        --------
             Total assets....................................................       $359,838        $341,080
                                                                                    ========        ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       Current liabilities:
             Accounts payable and accrued expenses...........................       $ 14,341        $  9,071
             Current portion of deferred revenue.............................          9,277           8,862
                                                                                    --------         -------
                  Total current liabilities..................................         23,618          17,933

       Senior notes..........................................................        214,575         215,700
       Deferred revenue, net of current portion..............................         15,334           9,061
       Deferred tax liabilities..............................................             77               -
                                                                                    --------        --------
             Total liabilities...............................................        253,604         242,694

       Preferred stock subject to repurchase, par value $0.01; 10,000,000 shares authorized; Series A 12% cumulative convertible, 2,000,000 shares authorized, 772,561 and 818,916 shares issued and
           outstanding, respectively (liquidation value of $78,801 and
           $85,986, respectively)............................................         91,563         104,055

       Stockholders' equity (deficit):
             Common stock, par value $0.01; 75,000,000 shares authorized;
                  25,214,000 shares issued and outstanding...................            252             252
             Additional paid-in-capital......................................         87,285          87,423
             Accumulated deficit.............................................        (72,866)        (93,344)
                                                                                    --------        ---------

             Total stockholders' equity (deficit)............................         14,671          (5,669)
                                                                                    --------        ---------

             Total liabilities and stockholders' equity (deficit)............       $359,838        $341,080
                                                                                    ========        ========






     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------   -------------------------------
                                                                        1999              2000           1999              2000
                                                                        ----              ----           ----              ----
Revenues........................................................    $      6,410      $     5,907     $     13,135      $    19,124

Direct expenses.................................................           5,830            7,315           14,183           21,583
                                                                    ------------      -----------     ------------      -----------
Gross profit (loss).............................................             580           (1,408)          (1,048)          (2,459)

Selling, general and administrative expenses....................           3,533            2,392            8,377            7,458
                                                                    ------------      -----------     ------------      -----------

Loss from operations............................................          (2,953)          (3,800)          (9,425)          (9,917)

Interest income.................................................             608              465            1,764            1,854
                                                                    ------------      -----------     ------------      -----------

Loss before benefit for income taxes............................          (2,345)          (3,335)          (7,661)          (8,063)

Benefit for income taxes........................................            (855)               -           (2,802)             (77)
                                                                    ------------      -----------     ------------      -----------

Net loss........................................................    $     (1,490)     $    (3,335)    $     (4,859)     $    (7,986)
                                                                    =============     ============    =============     ============

Loss per common share - basic and diluted (1)...................    $      (0.19)     $     (0.30)    $      (0.58)     $     (0.81)

Loss available to common stockholders...........................    $     (4,768)     $    (7,606)    $    (14,526)     $   (20,478)

Weighted average shares outstanding - basic and diluted (1).....      25,214,000       25,214,000       25,214,000       25,214,000

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.




     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (UNAUDITED; IN THOUSANDS, EXCEPT SHARE DATA)




                                                            COMMON STOCK              ADDITIONAL
                                                            ------------                PAID-IN         ACCUMULATED
                                                      SHARES            AMOUNT          CAPITAL           DEFICIT           TOTAL
                                                      ------            ------          -------           -------           -----
BALANCE AS OF DECEMBER 31, 1998..................    25,214,000        $   252         $   86,782      $    (53,070)     $   33,964

    Issuance of compensatory stock options.......             -              -                325                 -             325
    Preferred stock dividends....................             -              -                  -            (9,667)         (9,667)
    Net loss.....................................             -              -                  -            (4,859)         (4,859)
                                                     ----------        -------         ----------      ------------      ----------
BALANCE AS OF SEPTEMBER 30, 1999.................    25,214,000        $   252         $   87,107      $    (67,596)     $   19,763
                                                     ==========        =======         ==========      ============      ==========

BALANCE AS OF DECEMBER 31, 1999..................    25,214,000        $   252         $   87,285      $    (72,866)     $   14,671

    Issuance of compensatory stock options.......             -              -                138                 -             138
    Preferred stock dividends....................             -              -                  -           (12,492)        (12,492)
    Net loss.....................................             -              -                  -            (7,986)         (7,986)
                                                     ----------        -------         ----------      ------------      ----------
BALANCE AS OF SEPTEMBER 30, 2000.................    25,214,000        $   252         $   87,423      $    (93,344)     $   (5,669)
                                                     ==========        =======         ==========      ============      ==========






     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                          1999              2000
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...................................................        $  (4,859)        $ (7,986)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation, amortization and other............           10,167           11,123
                Deferred tax benefit............................           (2,802)             (77)
     Changes in assets and liabilities:
                Increase in receivables and other current assets           (1,827)          (4,931)
                Decrease in other assets........................              104               84
                Decrease in accounts payable and accrued expenses         (10,960)          (5,270)
                Decrease in deferred revenue....................           (5,265)          (6,688)
                                                                        ----------        ---------
     NET CASH USED IN OPERATING ACTIVITIES......................          (15,442)         (13,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.......................................          (65,886)         (30,214)
     Purchases of restricted held-to-maturity securities........           (7,306)               -
     Purchases of available-for-sale securities.................          (34,020)         (23,491)
     Maturities of restricted held-to-maturity securities.......           19,691           12,984
     Maturities of available-for-sale securities................           25,800           44,545
     Sales of available-for-sale securities.....................            5,878            8,842
                                                                        ---------         --------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES........          (55,843)          12,666

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term obligations........           68,062                -
     Repayment of capitalized lease obligation..................             (108)               -
                                                                        ----------        --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..................           67,954                -
                                                                        ---------         --------

DECREASE IN CASH AND CASH EQUIVALENTS...........................           (3,331)          (1,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................           25,082            4,855
                                                                        ---------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................        $  21,751         $  3,776
                                                                        =========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.................................................        $  20,578         $ 26,162
                                                                        =========         ========

NON-CASH ITEMS:
  Preferred stock dividends.....................................         $  9,667         $ 12,492
  Capitalized compensatory stock options........................              135              121




     See accompanying notes to condensed consolidated financial statements.

                           ORBITAL IMAGING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 1999, which are included in Orbital Imaging Corporation's Form 10-K filed with the SEC. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

(3) LIQUIDITY

    As of September 30, 2000, ORBIMAGE had approximately $6.0 million of cash, cash equivalents and available-for-sale securities. In addition, Orbital Sciences Corporation, ORBIMAGE's majority stockholder ("Orbital"), is obligated to advance ORBIMAGE $20 million on January 31, 2001 pursuant to a June 2000 amendment to their system procurement agreement (the "Orbital Advance"). Orbital will be entitled to reinvoice ORBIMAGE for this amount on the earlier of nine months after the launch of OrbView-4 or six months after the launch of OrbView-3, but in no event earlier than November 30, 2001.

    ORBIMAGE currently has sufficient resources to meet its capital and operating requirements through January 2001. In January 2001, ORBIMAGE expects to be obligated to make a $15 million payment to MacDonald, Dettwiler and Associates Ltd., a Canadian publicly traded company approximately 52 percent owned by Orbital ("MDA"), under a license agreement with MDA pursuant to which ORBIMAGE has acquired the exclusive worldwide distribution rights to the RadarSat-2 satellite (the "RadarSat-2 License"). ORBIMAGE is also scheduled to make a $13.1 million interest payment on the senior notes on March 1, 2001. ORBIMAGE intends to satisfy the January 2001 RadarSat-2 License payment with the proceeds from the Orbital Advance described above. In addition, the $15 million RadarSat-2 License payment due in January 2001 may be deferred until January 2002 if ORBIMAGE and MDA consummate an agreement currently being negotiated under which ORBIMAGE would grant MDA a one-year option to repurchase all or a portion of ORBIMAGE's worldwide RadarSat-2 distribution rights (the "RadarSat-2 Option"). There can be no assurance that Orbital will be able to fulfill its obligations with respect to the Orbital Advance or that ORBIMAGE will consummate the RadarSat-2 Option. ORBIMAGE is currently pursuing other financing sources to meet its capital and operating requirements, including new equity and debt financing and further investments from its existing shareholders. There can be no assurance that additional financing will be available on favorable terms or on a timely basis, if at all.

(4) INTEREST CAPITALIZATION

    ORBIMAGE capitalizes interest costs in connection with the construction of satellites and related ground segments and systems. The capitalized interest is recorded as part of the historical cost of the asset to which it relates and will be amortized over the asset's useful life when placed in service. Capitalized interest totaled $6.5 million and $7.3 million for the three months ended September 30, 1999 and 2000, respectively, and $16.6 million and $21.5 million for the nine months ended September 30, 1999 and 2000, respectively.

(5) RELATED PARTY TRANSACTIONS

    ORBIMAGE incurred and capitalized costs of approximately $16.8 million and $3.0 million for the three months ended September 30, 1999 and 2000, respectively, and $44.4 million and $4.8 million for the nine months ended September 30, 1999 and 2000, respectively, under the procurement agreement with Orbital for the purchase of various satellites and ground systems. ORBIMAGE incurred and expensed costs of approximately $0.6 million for each of the three months ended

September 30, 1999 and 2000, respectively, and $1.7 million and $2.2 million for the nine months ended September 30, 1999 and 2000, respectively, under an administrative services agreement with Orbital.

(6) COMPREHENSIVE INCOME (LOSS)

    For the nine months ended September 30, 1999 and 2000, there were no material differences between net loss as reported and comprehensive income
(loss).

(7) LOSS PER COMMON SHARE

    The computations of basic and diluted loss per common share for the three months and nine months ended September 30, 1999 and 2000 were as follows (in thousands, except share data):

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ------------------             -----------------
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------                 -------------
                                                             1999           2000            1999          2000
                                                             ----           ----            ----          ----
    Numerator for basic and diluted loss per
       common share:
       Net loss......................................   $    (1,490)    $    (3,335)   $    (4,859)   $    (7,986)
       Preferred stock dividends.....................        (3,278)         (4,271)        (9,667)       (12,492)
                                                        -----------     -----------    -----------    -----------
    Loss available to common stockholders............   $    (4,768)    $    (7,606)   $   (14,526)   $   (20,478)
                                                        ===========     ===========    ===========    ===========

    Denominator for basic and diluted loss per common
       share -- weighted average shares (1)..........    25,214,000      25,214,000     25,214,000     25,214,000

    Loss per common share -- basic and diluted (1)...        $(0.19)         $(0.30)        $(0.58)        $(0.81)
                                                             ======          ======         ======         ======

----------

(1) All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each period presented.

(8) INCOME TAXES

    The income tax benefit for the three months and nine months ended September 30, 1999 and 2000 were different from those computed using the statutory U.S. Federal income tax rate as follows:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             ------------------             -----------------
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -------------                 -------------
                                                             1999           2000            1999          2000
                                                             ----           ----            ----          ----
    U.S. Federal statutory rate......................        (34.0)%         (34.0)%        (34.0)%       (34.0)%
    State income taxes...............................         (1.7)           (1.7)          (1.7)         (1.7)
    Valuation allowance..............................            -            35.7              -          35.6
    Other............................................         (0.8)              -           (0.9)            -
                                                              ----           -----          -----          ----
    Effective rate...................................        (36.5)%             -          (36.6)%        (0.1)%
                                                              ====           =====          =====          ====

    The net deferred tax asset of $2.4 million as of September 30, 2000 is fully reserved by a valuation allowance.

(9) SENIOR NOTES

    Interest on ORBIMAGE's senior notes due 2005 accrues at a rate of 11 5/8% per annum and is payable semi-annually in arrears on March 1 and September 1. The balance of restricted held-to-maturity securities and related accrued interest was used for the March 1, 2000 interest payment.

(10) PREFERRED STOCK SUBJECT TO REPURCHASE

    The activity in the preferred stock subject to repurchase was as follows for the nine months ended September 30, 1999 and 2000 (dollars in thousands):

                                                          SHARES        AMOUNT
                                                          ------        ------
      BALANCE AS OF DECEMBER 31, 1998................      687,576    $   78,489
         Preferred stock dividends paid in shares....       41,256         4,205
         Accrual of preferred stock dividends........            -         5,462
                                                        ----------    ----------
      BALANCE AS OF SEPTEMBER 30, 1999...............      728,832    $   88,156
                                                        ==========    ==========

      BALANCE AS OF DECEMBER 31, 1999................      772,561    $   91,563
         Preferred stock dividends paid in shares....       46,355         5,373
         Accrual of preferred stock dividends........            -         7,119
                                                        ----------    ----------
      BALANCE AS OF SEPTEMBER 30, 2000...............      818,916    $  104,055
                                                        ==========    ==========

(11) STOCK OPTION PLAN

    ORBIMAGE granted 522,347 options to purchase shares of common stock to employees and directors during the nine months ended September 30, 2000. The stock options were granted with an exercise price of $7.25 and vest in one-third increments over a three-year period.

(12) SEGMENT INFORMATION

    For the nine months ended September 30, 1999 and 2000, ORBIMAGE operated as a single segment. ORBIMAGE recognized revenues related to contracts with the National Aeronautics and Space Administration of approximately $2.4 million and $2.2 million for the three months ended September 30, 1999 and 2000, respectively, and $7.1 million and $6.8 million for the nine months ended September 30, 1999 and 2000, respectively, which represent approximately 38%, 37%, 54% and 35%, respectively, of total revenues recognized during those periods.

(13) SUBSEQUENT EVENTS

    On November 1, 2000, ORBIMAGE declared a preferred stock dividend of 49,136 shares payable in kind.

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

     Under a license agreement with Orbital and MacDonald, Dettwiler and Associates Ltd., a Canadian publicly traded company approximately 52 percent owned by Orbital ("MDA"), ORBIMAGE has acquired the exclusive worldwide distribution rights to the RadarSat-2 satellite (the "RadarSat-2 License"), and, in turn, has appointed MDA as its exclusive distributor of RadarSat-2 imagery. MDA will own and operate RadarSat-2 and will provide ORBIMAGE with operations, data reception, processing, archiving, marketing and distribution services. ORBIMAGE acquired the RadarSat-2 License for $60 million, $30 million of which has been paid to date. A $15 million RadarSat-2 License payment will be due in 2001, and ORBIMAGE expects to be invoiced for this payment in January 2001. ORBIMAGE is negotiating an agreement with MDA under which MDA would defer invoicing ORBIMAGE for the January 2001 $15 million RadarSat-2 License payment until January 2002 in exchange for ORBIMAGE granting MDA a one-year option to repurchase all or a portion of ORBIMAGE's worldwide RadarSat-2 distribution rights (the "RadarSat-2 Option"). Under a license agreement with Radarsat International Inc., a wholly-owned subsidiary of MDA ("RSI"), ORBIMAGE is also a non-exclusive distributor of RadarSat-1 satellite imagery in the United States.

    Orbital has informed ORBIMAGE that Orbital expects to launch OrbView-4 in the second quarter of 2001 and OrbView-3 in the third quarter of 2001. MDA has announced that it expects RadarSat-2 to be launched in 2003.

    Revenues. ORBIMAGE's principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors, and the sale of ground stations to distributors. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, receives contractual payments in advance of product delivery. ORBIMAGE initially records deferred revenue for the total amount of the advance payments under these contracts and recognizes revenue over the contractual delivery period. As of September 30, 2000, ORBIMAGE had approximately $17.9 million of deferred revenue related primarily to advance payments for OrbView-2 imagery. In 1999, ORBIMAGE commenced construction of two OrbView-3 and OrbView-4 distributor ground stations. Revenue on these contracts is recognized using the percentage-of-completion method of accounting.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

    Revenues. Revenues were $6.4 million and $5.9 million for the three months ended September 30, 1999 and 2000, respectively, and $13.1 million and $19.1 million for the nine months ended September 30, 1999 and 2000, respectively. The revenue decrease in 2000 for the three-month period resulted principally from lower sales volume on OrbView-2 and aerial imagery products in 2000 and from completion of a contract to provide imagery products from OrbView-1 in the second quarter of 2000. The increase in 2000 for the nine-month period resulted from the generation of revenues from construction of OrbView-3 and OrbView-4 distributor ground stations throughout 2000 as compared to a partial period in 1999. Revenues generated from the construction of these distributor ground stations were $1.8 million and $2.4 million for the three months ended September 30, 1999 and 2000, respectively, and $1.8 million and $7.9 million for the nine months ended September 30, 1999 and 2000, respectively.

    Direct Expenses. Direct expenses were $5.8 million and $7.3 million for the three months ended September 30, 1999 and 2000, respectively, and $14.2 and $21.6 million for the nine months ended September 30, 1999 and 2000, respectively. The increase in 2000 direct expenses was primarily due to the construction costs of OrbView-3 and OrbView-4 distributor ground stations, which were $1.6 million and $2.7 million for the three months ended September 30, 2000, respectively, and $1.6 million and $7.5 million for the nine months ended September 30, 1999 and 2000, respectively. ORBIMAGE expects direct expenses to increase when OrbView-3, OrbView-4 and RadarSat-2 are placed in operation.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $3.5 million and $2.4 million for the three months ended September 30, 1999 and 2000, respectively, and $8.4 million and $7.5 million for the nine months ended September 30, 1999 and 2000, respectively. The decrease in SG&A expenses in 2000 for the three-month and nine-month periods was principally attributable to an accrual of approximately $0.6 million for administrative expenses recorded in the third quarter of 1999 that were allocable to U.S. government contracts. On October 6, 2000, ORBIMAGE reorganized its operations, resulting in a headcount reduction of 20 employees. The costs associated with the reorganization were not significant.

    Interest Income and Interest Expense. Interest income reflects interest earnings on investments made primarily with proceeds from ORBIMAGE's financing activities. Interest expense reflects interest incurred on the senior notes issued pursuant to the 1998 Offering and the 1999 Offering, net of applicable capitalized interest. Interest income was $0.6 million and $0.5 million for the three months ended September 30, 1999 and 2000, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 1999 and 2000, respectively. Capitalized interest in connection with the construction of the OrbView-3 and OrbView-4 satellites and related ground system and the RadarSat-2 License totaled $6.5 million and $7.3 million for the three months ended September 30, 1999 and 2000, respectively, and $16.6 million and $21.5 million for the nine months ended September 30, 1999 and 2000, respectively.

    Benefit for Income Taxes. ORBIMAGE recorded an income tax benefit of $0.9 million for the three months ended September 30, 1999, and $2.8 million and $77,000 for the nine months ended September 30, 1999 and 2000, respectively. No income tax benefit or provision was recorded for the three months ended September 30, 2000. The tax benefits result from net operating losses generated during the periods. As of September 30, 2000, ORBIMAGE recorded a valuation allowance related to the net deferred tax asset of $2.4 million due to the potential inability to utilize net operating losses. No such valuation allowance was recorded as of September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    On April 22, 1999, ORBIMAGE completed the 1999 Offering, raising net proceeds of approximately $68.1 million. On February 25, 1998, ORBIMAGE completed the 1998 Offering, raising net proceeds of approximately $144.6 million. The total effective interest rate on the senior notes, including the debt discount, is approximately 13.4%.

     As of September 30, 2000, ORBIMAGE had approximately $6.0 million of cash, cash equivalents and available-for-sale securities. In addition, Orbital is obligated to advance ORBIMAGE $20 million on January 31, 2001 pursuant to a June 2000 amendment to the system procurement agreement (the "Orbital Advance"). Orbital will be entitled to reinvoice ORBIMAGE for this amount on the earlier of nine months after the launch of OrbView-4 or six months after the launch of OrbView-3, but in no event earlier than November 30, 2001.

     ORBIMAGE currently has sufficient resources to meet its capital and operating requirements through January 2001. In the first quarter of 2001, ORBIMAGE expects to be obligated to make a $15 million payment to MDA for the RadarSat-2 License and is scheduled to make a $13.1 million interest payment on the senior notes on March 1, 2001. ORBIMAGE intends to satisfy the January 2001 RadarSat-2 License payment with the proceeds from the Orbital Advance described above. In addition, the $15 million RadarSat-2 License payment due in January 2001 may be deferred until January 2002 pursuant to the RadarSat-2 Option described above. There can be no assurance that Orbital will be able to fulfill its obligations with respect to the Orbital Advance or that ORBIMAGE will consummate the RadarSat-2 Option. ORBIMAGE is currently pursuing other financing sources to meet its capital and operating requirements, including new equity and debt financing and further investments from its existing shareholders. There can be no assurance that additional financing will be available on favorable terms or on a timely basis, if at all.

    Operating activities used cash of approximately $15.4 million and $13.7 million during the nine months ended September 30, 1999 and 2000, respectively. The decrease in cash flow used in operations is primarily attributable to a significantly smaller decrease in accounts payable and accrued expenses as compared to the same period in 1999, and was partially offset by a greater increase in receivables and other current assets as compared to the same period in 1999.

    Investing activities used cash of approximately $55.8 million for the nine months ended September 30, 1999 and provided $12.7 million of cash for the nine months ended September 30, 2000. The variance from 1999 to 2000 is attributable primarily to decreased capital expenditures and to an increase in net maturities (net of purchases) of available-for-sale securities. Capital expenditures for the nine months ended September 30, 1999 and 2000 were approximately $65.9 million and $30.2 million, respectively, and related primarily to the construction of OrbView-3 and OrbView-4. The total cost of the OrbView-1, OrbView-3 and OrbView-4 satellites, the OrbView-2 License and the related U.S. ground system, is estimated to be approximately $311.3 million, net of approximately $31 million which will be funded by the U.S. Air Force through a contract with Orbital. Of this amount, as of September 30, 2000, ORBIMAGE had spent approximately $275 million. ORBIMAGE expects to spend approximately $12 million on capital expenditures through the third quarter of 2001, when both OrbView-3 and OrbView-4 are currently expected to be operational, and an additional $24 million in on-orbit incentives once OrbView-4 and OrbView-3 become operational.

     ORBIMAGE's acquisition of the RadarSat-2 License will cost $60 million, of which $30 million was paid in 1999. Approximately $260 million of RadarSat-2's $320 million estimated total cost will be funded by the Canadian Space Agency ("CSA") through a contract with MDA. ORBIMAGE's remaining payments for the RadarSat-2 License will not exceed $15 million in 2001, $10 million in 2002, and $5 million upon the successful on-orbit checkout of RadarSat-2. As described above, ORBIMAGE is currently negotiating the RadarSat-2 Option with MDA under which, among other things, the $15 million January 2001 RadarSat-2 License payment would be deferred until January 2002.

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

    Expectation of continued losses. Our business strategy requires significant capital expenditures. We will incur a substantial portion of these expenditures before we generate significant revenues. Combined with our operating expenses, these capital expenditures cause negative cash flow until we establish an adequate revenue-generating customer base. We had an accumulated deficit of approximately $93.3 million through September 30, 2000. We expect losses to continue through the third quarter of 2001, and we do not expect to generate net positive cash flow from operations sufficient to fund both operations and capital expenditures until 2002. We cannot assure you that the OrbView satellites will become operational on this timetable, or at all, or that we will achieve or sustain any positive cash flow or profitability thereafter.

LIQUIDITY AND CAPITAL RESOURCES - WE MAY BE UNABLE TO FUND OUR NEAR-TERM LIQUIDITY NEEDS AND OUR POTENTIAL ADDITIONAL CAPITAL REQUIREMENTS.

    ORBIMAGE currently has sufficient resources to meet its capital and operating requirements through January 2001. In the first quarter of 2001, ORBIMAGE expects to be obligated to make a $15 million payment to MDA for the RadarSat-2 License and is scheduled to make a $13.1 million interest payment on the senior notes on March 1, 2001. ORBIMAGE intends to satisfy the January 2001 RadarSat-2 License payment with the proceeds from the Orbital Advance described above. In addition, the $15 million RadarSat-2 License payment due in January 2001 may be deferred until January 2002 pursuant to the RadarSat-2 Option described above. There can be no assurance that Orbital will be able to fulfill its obligations with respect to the Orbital Advance or that ORBIMAGE will consummate the RadarSat-2 Option. ORBIMAGE is currently pursuing other financing sources to meet its capital and operating requirements, including new equity and debt financing and further investments from its existing shareholders. There can be no assurance that additional financing will be available on favorable terms or on a timely basis, if at all.

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

- significant additional delays occur in deploying OrbView-3, OrbView-4 or RadarSat-2;

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

SCHEDULE DELAYS - ADDITIONAL DELAYS IN THE COMMERCIAL OPERATION OF OUR SATELLITES COULD ADVERSELY AFFECT OUR BUSINESS.

    We have previously experienced delays in the launch schedules of OrbView-4, OrbView-3 and RadarSat-2. As a result of these delays, we now expect these satellites to be launched in the second quarter of 2001, the third quarter of 2001 and 2003, respectively.

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

    In addition, one of our OrbView-3 and OrbView-4 regional distributors has the right to terminate its agreement with ORBIMAGE because of the most recent OrbView-4 launch delay. We are renegotiating this termination right, but we cannot assure you that our efforts will be successful. In the event the distributor terminates its agreement, we cannot assure you that we will be able to find a replacement distributor on terms acceptable to us or in a timely manner, if at all. Our ability to replace the distributor could have an adverse effect on our business.

LAUNCH FAILURES -- A LAUNCH VEHICLE FAILURE WOULD ADVERSELY AFFECT OUR ABILITY TO DELIVER IMAGERY PRODUCTS AND SERVICES.

    Satellite launches are subject to significant risks, including partial or complete launch vehicle failure. Launch vehicle failure may cause disabling damage to, or loss of, a satellite or may result in a failure to deliver the satellite to its proper orbit. We have contracted with Orbital to launch OrbView-3 on a Pegasus launch vehicle, which has flown 30 missions and has a success rate of approximately 90%. However, there are several additional Pegasus launches planned before OrbView-3's scheduled launch, and the failure of any one of those launch vehicles could result in delayed deployment of OrbView-3. The Pegasus is launched from beneath Orbital's modified Lockheed L-1011 aircraft. If Orbital's L-1011 aircraft is unavailable, we could experience significant delays. Orbital would have to acquire and modify a new carrier aircraft or we would have to arrange to deploy OrbView-3 using an alternative launch vehicle. We cannot assure you that Orbital could obtain another aircraft and properly modify the aircraft or that we could obtain alternate launch services on a timely basis, if at all. We have contracted with Orbital to launch OrbView-4 on its Taurus launch vehicle, which has flown five missions to date, all of which were successful. CSA has selected a Boeing Delta II launch vehicle, which has flown 91 missions and has a success rate of approximately 98%, for RadarSat-2. We cannot assure you that OrbView-3, OrbView-4 or RadarSat-2 will be successfully launched. A launch failure of OrbView-3, OrbView-4 or RadarSat-2 could negatively affect our business, financial condition, results of operations and our ability to deliver our products and services and service our debt.

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

    We may find it difficult to insure certain risks, such as partial degradation of functionality of a satellite. Insurance market conditions or factors outside our control at the time we buy the required insurance, such as events arising during satellite testing prior to launch or failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Furthermore, we cannot assure you that proceeds from insurance we are able to purchase will be sufficient to replace a satellite due to cost increases and other factors beyond our control.

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

- EarthWatch, which is expected to launch its first high-resolution satellite in November 2000, and is also constructing a second high-resolution satellite; and

- ImageSat International (formerly known as West Indian Space, Ltd.), which has announced plans to launch its first high-resolution imaging satellite by the end of 2000. ImageSat has also announced plans to launch eight additional high-resolution satellites over the next three to four years.

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

    Orbital owns approximately 50% of our outstanding voting stock on a fully diluted basis. Two of our directors are also directors of Orbital, and one of our officers is also an employee of Orbital. These relationships may produce conflicts on matters involving both ORBIMAGE and Orbital. Although we have adopted policies we believe will prevent a conflict from arising, these policies cannot ensure that a conflict will not arise.

    We have several agreements with Orbital, including a system procurement agreement relating to OrbView-1, OrbView-3, OrbView-4 and the related ground system, the OrbView-2 License, the RadarSat-2 License, a services agreement and a non-compete agreement, each of which is material to our business. We also have several agreements with MDA, including the RadarSat-2 License and an agreement under which MDA will provide the OrbView-3 and 4 distributor ground system. Orbital's interests as an equity holder in our business may at times conflict with our interests under these agreements, and may conflict with the interests of the senior noteholders. Our recourse against Orbital is limited in the event of breaches by Orbital under the procurement agreement and the RadarSat-2 License.

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

    The DoC license for OrbView-4 hyperspectral imagery restricts the resolution of the OrbView-4 hyperspectral imagery sold commercially and restricts our ability to process and distribute imagery. These resolution restrictions and other limitations may affect our ability to market and sell hyperspectral imagery, and accordingly could have an adverse effect on our financial condition and results of operations. In August 2000, we submitted a claim to the DoC under the Land Remote Sensing Act of 1992 for reimbursement of the costs of certain technical modifications required by the hyperspectral license on national security grounds. In October 2000, DoC rejected our reimbursement claim.

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

    Revenues from government contracts accounted for approximately 59% and 51% of our revenues for the three months ended September 30, 1999 and 2000, respectively, and approximately 71% and 49% for the nine months ended September 30, 1999 and 2000, respectively. As of September 30, 2000, contracts with U.S. government agencies constituted approximately 23% of our backlog. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a government agency terminates or suspends any of its contracts with Orbital or ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Specifically, if the Air Force terminates or suspends its hyperspectral data purchase contract with Orbital and we wish to proceed with our hyperspectral program, we would incur the remaining cost of upgrading OrbView-4 with hyperspectral capability. ORBIMAGE and Orbital are currently in a dispute with the Air Force regarding certain constructive changes to the Air Force hyperspectral contract imposed by the DoC under the Orb-View-4 hyperspectral license described above, which if not resolved, could result in the termination of the contract. Similarly, if the CSA terminates the CSA contract for RadarSat-2 and we wish to proceed with our own radar program, we would have to incur the cost of constructing, deploying and operating our own radar satellite system.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of September 30, 2000, ORBIMAGE had senior notes outstanding of $215.7 million with a fair value of $90.8 million as estimated by quoted market prices. The senior notes mature on March 1, 2005. Interest on the senior notes accrues at a rate of 11.625% per annum and is payable semi-annually in arrears on March 1 and September 1.

    ORBIMAGE did not have any derivative financial instruments as of September 30, 2000, and believes that the interest rate risk associated with its senior notes and the market risk associated with its available-for-sale securities are not material to the results of operations of ORBIMAGE. The available-for-sale securities subject ORBIMAGE's financial position to interest rate risk.

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

    (b) Reports on Form 8-K

      On October 25, 2000, ORBIMAGE filed Form 8-K to announce a reorganization of its operations, including a headcount reduction of 20 employees.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ORBITAL IMAGING CORPORATION
DATED:  November 13, 2000                             By: /s/ Gilbert D. Rye
                                                          ------------------
                                                          Gilbert D. Rye, President
                                                          and Chief Executive Officer

DATED:  November 13, 2000                             By: /s/ Armand D. Mancini
                                                          ---------------------
                                                          Armand D. Mancini, Vice President
                                                          and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this report.

       EXHIBIT NUMBER                                  DESCRIPTION
   ---------------------------------------------------------------------------------------------
             3.1+          Second Amended and Restated Certificate of Incorporation of
                           ORBIMAGE.

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

            27(e)          Financial Data Schedule.

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

(d) Incorporated by reference to the identically numbered exhibit to ORBIMAGE's quarterly report on Form 10-Q for the three months ended June 30, 2000 (Commission File No. 333-49583).

(e) Filed herewith.