Form 10-Q
period 2004-09-30
ORBIMAGE INC
filed 2004-12-27
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number 022-28714

ORBIMAGE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	54-1660268
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21700 Atlantic Boulevard
Dulles, VA	20166
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (703) 480-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require d to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 30, 2004

Common stock, $.01 par value	9,906,517

TABLE OF CONTENTS

		PAGE
Part I. Financial Information
Item 1.	Financial Statements
	Statements of Operations (unaudited) – Three Months and Nine Months Ended September 30, 2004 and 2003	2
	Balance Sheets (unaudited) - September 30, 2004 and December 31, 2003	3
	Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2004 and 2003	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	16
Item 4.	Controls and Procedures	16
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

ORBIMAGE Inc.
STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$8,891	$1,134	$20,650	$4,125
Direct expenses	9,162	2,065	24,997	5,416

Gross loss	(271)	(931)	(4,347)	(1,291)
Selling, general and administrative expenses	3,293	1,185	7,127	3,324

Loss from operations	(3,564)	(2,116)	(11,474)	(4,615)
Interest expense, net	2,576	648	7,483	648

Loss before reorganization items and benefit for income taxes	(6,140)	(2,764)	(18,957)	(5,263)
Reorganization items:
Professional fees	—	1,878	—	5,132
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	—	2	—	15

Loss before benefit for income taxes	(6,140)	(4,640)	(18,957)	(10,380)
Benefit for income taxes	—	—	—	—

Net loss	$(6,140)	$(4,640)	$(18,957)	$(10,380)

Loss per common share — basic and diluted	$(0.95)	$(0.18)	$(2.97)	$(0.41)
Weighted average shares outstanding – basic and diluted	6,497,292	25,214,000	6,388,335	25,214,000

See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
BALANCE SHEETS
(Unaudited; In thousands, except share data)

	Successor Company
	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,751	$14,405
Receivables net of allowances of $157 and $0, respectively	6,894	756
Other current assets	2,727	1,143

Total current assets	22,372	16,304
Property, plant and equipment, at cost, less accumulated depreciation of $743 and $0, respectively	15,428	17,714
Satellites and related rights, at cost, less accumulated depreciation and amortization of $13,241 and $0, respectively	76,240	89,370
Goodwill	28,490	28,490
Other assets	2,942	1,441

Total assets	$145,472	$153,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,412	$4,743
Deferred revenue	1,945	651

Total current liabilities	5,357	5,394
Long-term debt	82,235	73,115

Total liabilities	87,592	78,509
Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 6,497,292 and 6,332,993 shares issued and outstanding, respectively	65	63
Additional paid-in-capital	79,822	78,149
Unearned compensation	(3,050)	(3,402)
Accumulated deficit	(18,957)	—

Total stockholders’ equity	57,880	74,810

Total liabilities and stockholders’ equity	$145,472	$153,319

See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Successor	Predecessor
	Company	Company
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(18,957)	$(10,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,090	2,488
Interest paid in kind	7,559	769
Stock compensation	2,027	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(6,139)	380
(Increase) decrease in other current assets	(1,138)	114
(Decrease) increase in accounts payable and accrued expenses	(1,331)	3,193
Increase (decrease) in deferred revenue	1,295	(270)

Net cash used in operating activities	(594)	(3,706)
Cash flows from investing activities:
Capital expenditures	(1,060)	(19,951)
Proceeds from launch delay penalties	—	1,955

Net cash used in investing activities	(1,060)	(17,996)
Cash flows from financing activities:
Proceeds from insurance loan	—	17,717
Proceeds from Orbital Sciences note	—	2,500

Net cash provided in financing activities	—	20,217
Net decrease in cash and cash equivalents	(1,654)	(1,485)
Cash and cash equivalents, beginning of period	14,405	6,293

Cash and cash equivalents, end of period	$12,751	$4,808

Supplemental cash flow information:
Payments made in conjunction with Chapter 11 reorganization:
Professional fees	$1,040	$2,469

See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2003, which are included in ORBIMAGE Inc.’s Form 10/A filed with the SEC. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

(2) Nature of Operations

     On December 31, 2003 (the “Effective Date”), Orbital Imaging Corporation (the “Predecessor Company”) emerged from reorganization proceedings under Chapter 11 of the Federal bankruptcy laws pursuant to the terms of the Plan of Reorganization (as hereinafter defined). Upon reorganization, the Orbital Imaging Corporation changed its name to ORBIMAGE Inc. (“ORBIMAGE,” the “Company” or the “Successor Company”), a Delaware corporation.

     ORBIMAGE is a global provider of Earth imagery products and services. ORBIMAGE operates an integrated system of digital remote sensing satellites, U.S. and international ground stations and Internet-based sales channels to collect, process and distribute Earth imagery products and services. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. Revenues related to the OrbView-2 satellite were $3.2 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. The OrbView-3 satellite was successfully launched on June 26, 2003 and was placed in service in February 2004. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $15.4 million for the nine months ended September 30, 2004.

     Our operations are subject to certain risks and uncertainties that are inherent in the remote sensing industry. We have incurred losses since inception, and we believe that we will continue to do so through the first year of OrbView-3 operations. As of September 30, 2004 and December 31, 2003, we had $12.8 million and $14.4 million, respectively, of unrestricted cash and cash equivalents. Since our emergence from Chapter 11, we have funded our capital expenditures and cash flows from operating activities using cash on hand and revenues on existing contracts. We will be obligated to make cash payments of interest expense on our Senior Notes and Senior Subordinated Notes beginning in June 2005. Our capital expenditures for 2004 (excluding the NextView program) are expected to approximate $2 million. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, but our ability to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors. As discussed below, the Company’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite, and will be funded through separate issuances of debt and equity as well as from the Company’s future operating cash flows.

(3) Significant Accounting Policies

Fresh-Start Accounting

     In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of the Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In this Quarterly Report, references to the periods ended December 31, 2003 and prior refer to the Predecessor Company, and the financial position as of December 31, 2003 and the periods ended subsequent to December 31, 2003 are reported as Successor Company. The financial statements of the Successor Company generally will not be comparable to those of the Predecessor Company.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

     ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of a multi-year sales contract. Accordingly, we recognize revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.

     We recognize revenue on the contracts to construct distributor ground stations and contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to our customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the satellite becomes operational with the individual ground stations. Total unbilled accounts receivable were $0.7 million and $0.2 million at September 30, 2004 and December 31, 2003, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

     Much of our revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. Our imagery contracts with international customers generally are not cancelable.

     For contracts consisting of multiple elements, we identify these elements and consider whether the delivered item(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

     Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Satellites and Related Rights

     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and are being depreciated over a 5-year period in accordance with its design life. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.1 million and $13.6 million for the three months and nine months ended September 30, 2004, respectively.

(4) NextView Contract

     The U.S. Government, through the National Geo-Spatial Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. The first NextView award was made to Digital Globe Inc., a competitor of the Company, in September 2003.

     NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program will allow NGA to have two separate providers of next generation high-resolution satellite imagery, rather than just Digital Globe under the original award. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we will, as prime contractor, construct a new satellite, which we refer to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.

     The Company anticipates the OrbView-5 satellite would be launched and go into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium will cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which the Company anticipates will utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.

     The Company believes that when it is launched and placed into service, the OrbView-5 satellite will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. OrbView-5 will be designed for less than 0.5 meter resolution, panchromatic (black and white) images, and less than 2.0 meter resolution, multi-spectral (color) images, with the capability to take images across 700 square kilometers of the earth’s surface every day.

     The Company’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. In order to fund its operations and obligations under the NextView Contract, the Company will need to raise approximately $265 million over a period of approximately two and one half years, which it intends to raise through a combination of (i) an issuance and sale of units composed of an aggregate of 6.5 million shares of common stock and 6.5 million new warrants for a price of $10 per unit, which would be raised through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional senior subordinated indebtedness that will rank no higher than pari passu with, and will not have any scheduled amortization or a maturity date prior to the scheduled maturity of, the existing senior subordinated notes of the Company, and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. The Company has obtained commitments and consents from various parties for the financing. The first portion of this funding was raised in a private placement which closed on November 16, 2004, in which the Company issued 3.25 million shares of common stock and warrants to purchase 4.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds.

(5) Comprehensive Income (Loss)

     For the nine months ended September 30, 2004 and 2003, there were no material differences between net loss as reported and comprehensive income (loss).

(6) Earnings (Loss) Per Common Share

     The computations of basic and diluted loss per common share were as follows for the nine months ended September 30, 2004 and 2003 (in thousands, except share data):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(6,140)	$(4,640)	$(18,957)	$(10,380)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding for basic computations	6,497,292	25,214,000	6,388,335	25,214,000
Average number of common shares assuming conversion of Series A 12% cumulative convertible preferred stock	—	(a )	—	(a )

Average number of common shares outstanding for basic computations	6,497,292	25,214,000	6,388,335	25,214,000
Loss per common share – basic and diluted (b)	$(0.95)	$(0.18)	$(2.97)	$(0.41)

(a)	The Series A cumulative convertible preferred stock was cancelled on December 31, 2003 effective with the Predecessor Company’s emergence from Chapter 11. The effect of the conversion of the Series A preferred stock is antidilutive for the 2003 period presented.

(b)	All potentially dilutive securities, such as preferred stock subject to repurchase, warrants and stock options, are antidilutive for each of the periods presented.

(7) Long-Term Debt

     ORBIMAGE’s Senior Notes and Senior Subordinated Notes accrue interest at the rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Thereafter, interest is payable in cash on a semiannual basis in arrears at the rate of 11.625 percent per annum, with such payments commencing on June 30, 2005. Both the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants that restrict certain payments, capital expenditures, limitations on issuance of debt, transfers, and asset sales. All cash on hand in excess of $15 million at June 30, 2004 and $45 million at December 31, 2004 (after cash required for operations, capital expenditures and required debt service) will be required to be used first to repurchase the Senior Notes, then to repurchase up to 50 percent of the Senior Subordinated Notes. Management does not expect to repurchase any of the Senior Notes or Senior Subordinated Notes during 2004.

     The Senior Note agreement contains a covenant requiring us to maintain an on-orbit insurance policy for as long as the Senior Notes remain outstanding (the “Continuing Insurance”). The Continuing Insurance will be for a coverage amount equal to the lesser of $50 million or the maximum amount available to be underwritten in the insurance market. The Senior Notes rank senior to the Senior Subordinated Notes. ORBIMAGE paid approximately $1.5 million in January 2004 to procure the Continuing Insurance.

     ORBIMAGE has received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness in conjunction with the NextView Second Vendor program. The additional senior subordinated indebtedness will rank pari passu with the Company’s existing Senior Subordinated Notes due 2008 and will not have any scheduled amortization or a maturity date prior to the scheduled maturity of the Senior Subordinated Notes. The Company paid to the parties who committed to the additional senior subordinated indebtedness a commitment fee equal to 100 basis points in cash for the total aggregate principal to which their commitments relate plus a pro rata share of 155,000 shares. Additionally, if the commitments have not been refinanced by three months and six months from contract execution, the Company will pay such parties additional commitment fees in cash, equal to 50 basis points and 100 basis points, respectively.

     At September 30, 2004 the Company had received consents from the holders of its Senior Subordinated Notes and the holders of its Senior Notes due 2008 that permit the Company to use up to $45 million of its cash flow from existing operations toward project costs for the OrbView-5 satellite. The consenting holders who held notes on the record date of July 29, 2004 received a consent fee in additional notes equal to 200 basis points on the principal amount of the notes to which the holders’ consents relate. Pursuant to the consents received from the noteholders, the Senior Subordinated Notes and the Senior Notes will not be callable by the Company until January 1, 2007.

     The Company has modified certain provisions of its indenture governing its Senior Subordinated Notes and the note and security agreement covering its Senior Notes to allow the Company to perform its obligations under the NextView contract.

(8) Stock Incentive Plans

     On July 1, 2004, ORBIMAGE granted 164,299 shares of restricted stock to employees, officers, directors and other individuals under the ORBIMAGE Employee Stock Incentive Plan. Approximately 50,000 shares issued to employees will fully vest on December 31, 2004. The remaining shares, which were issued to officers and directors, will vest in three equal increments on December 31, 2004, 2005 and 2006. The fair market value of the restricted stock was valued at the fair market value of ORBIMAGE Inc. common stock on the date of grant.

     On September 24, 2004, ORBIMAGE granted 297,600 stock options to employees, officers, and directors at an option price of $6.50, the fair market value of the Company’s stock on the date of grant. These options generally vest in annual increments of 20 percent beginning on December 31, 2004.

(9) Information on Industry Segments and Major Customers

     The Successor Company operated as a single segment for the nine months ended September 30, 2004. The Predecessor Company operated as a single segment for the nine months ended September 30, 2003. The Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $10.2 million for the nine months ended September 30, 2004, representing approximately 49% of total revenues recognized during the period. The Company also recognized revenue of approximately $2.8 million, $2.5 million and $2.3 million in 2004 associated with imagery sales to its three largest international customers, which represents 14%, 12% and 11%, respectively, of total revenues recognized during the period.

     The Predecessor Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $2.0 for the nine months ended September 30, 2003, representing approximately 48% of total revenues recognized during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ORBIMAGE Inc. (“ORBIMAGE,” the “Company” or the “Successor Company”) operates two satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, we maintain an image processing and production center at our headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. We are also constructing a next-generation high-resolution imagery satellite, which we have designated OrbView-5. Our principal sources of revenue are the sale of satellite imagery to customers and regional distributors and the processing and production of imagery and geospatial information. We have entered into several long-term sales contracts to provide imagery products and, in certain circumstances, we will be entitled to receive contractual payments in advance of product delivery. We will initially record deferred revenue for the total amount of the advance payments under these contracts and recognize revenue over the contractual delivery period.

     Our direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.

     Chapter 11 Reorganization. On April 5, 2002, Orbital Imaging Corporation (the “Predecessor Company”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). On September 15, 2003, the Predecessor Company filed its Fourth Amended Plan of Reorganization (the “Plan”) and Fourth Amended Disclosure Statement with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on October 24, 2003. The Successor Company, ORBIMAGE Inc., officially emerged from bankruptcy protection effective December 31, 2003. As part of the final reorganization, on December 31, 2003, all existing notes and shares of capital stock of the Predecessor Company were cancelled. Holders of the Predecessor Company’s old notes and the predecessor Company’s general unsecured creditors received $50 million in new Senior Subordinated Notes due 2008 and 6 million shares of common stock, representing approximately 99 percent of the outstanding common stock of ORBIMAGE. Holders of certain debt obligations incurred during the Company’s bankruptcy received approximately $19 million in new Senior Notes due 2008. Additionally, holders of the Company’s Series A Preferred Stock received warrants to purchase up to 318,947 shares of common stock of ORBIMAGE.

     In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of the Predecessor Company’s Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Such fair values represent our best estimates based on independent appraisals and valuations. The valuations were based on a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuations will be realized, and the actual results could vary significantly. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior will not be comparable to those of the Successor Company.

     As of April 5, 2002, the date of the Predecessor Company’s voluntary petition for reorganization under Chapter 11, the Predecessor Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in SOP 90-7. We have reported revenues, expenses, gains and losses relating to the reorganization separately in the accompanying statement of operations for the three months and nine months ended September 30, 2003, respectively.

     Commencement of OrbView-3 Operations. During the first quarter of 2004, the OrbView-3 system became fully operational. The total capitalized cost of the OrbView-3 system is approximately $92 million and is being depreciated over its five-year design life. Formal acceptance of the OrbView-3 system was effective May 7, 2004. During 2004, we commenced revenue recognition from contracts to supply imagery to its regional distributors in Asia. These contracts provide for guaranteed annual minimum imagery purchases totaling approximately $13.0 million for terms ranging from one to four years excluding option periods.

     At the end of the first quarter of 2004, we were awarded a contract to supply the National Geospatial-Intelligence Agency (“NGA”) with imagery and value-added products from the OrbView-3 satellite. The total value of the contract is $27.5 million over two years, of which approximately $10.5 million and $12 million represent minimum commitments to purchase imagery in years one and two, respectively. The contract also provides for NGA to reimburse approximately $5.0 million for infrastructure costs we incurred and will incur to provide the required imagery. In June 2004, we received an additional task order to provide $6.4 million of production services to NGA under the program during the first year of the contract.

     NextView Program. The U.S. Government, through NGA, announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. The first NextView award was made to Digital Globe Inc., a competitor of the Company, in September 2003.

     NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program will allow NGA to have two separate providers of next generation high-resolution satellite imagery, rather than just Digital Globe under the original award. Because of the strategic importance and long-term value of the NextView Second Vendor award, the Company decided to defer some short-term operating growth originally planned for the second and third quarters of 2004 to focus its efforts on winning the program. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we will, as prime contractor, construct a new satellite, which we refer to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.

     The Company anticipates the OrbView-5 satellite would be launched and go into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium would cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA would have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.

     The Company believes that the OrbView-5 satellite, when launched and placed into service, will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. OrbView-5 will be designed for less than 0.5 meter resolution, panchromatic (black and white) images, and less than 2.0 meter resolution, multi-spectral (color) images, with the capability to take images across 700 square kilometers of the earth’s surface every day.

RESULTS OF OPERATIONS

     As discussed above, the Company emerged from bankruptcy protection and adopted Fresh-Start accounting effective December 31, 2003. References to “Predecessor Company” refer to the company prior to December 31, 2003. References to “Successor Company” refer to the Company on and after December 31, 2003, after giving effect to the cancellation of the then-existing common stock and the issuance of new securities in accordance with the Plan of Reorganization and application of fresh-start reporting. As a result of the fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements. The financial information presented herein is unaudited and has been reviewed by our independent accountants.

     Revenues. Revenues for the three months ended September 30, 2004 were approximately $8.9 million, a significant increase compared to $1.1 million in the same period in 2003. Revenues for the nine months ended September 30, 2004 were approximately $20.7 million compared to $4.1 million in the same period in 2003. The increase in 2004 revenues was primarily due to the commencement of OrbView-3 operations for the U.S. Government and our major international customers. In February 2004, the OrbView-3 satellite commenced regular operations for one of its regional distributors. In March 2004, we were awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. NGA’s ClearView award provides us with guaranteed minimum revenues of $27.5 million over two years, of which approximately $10.5 million and $12 million represent minimum commitments to purchase imagery in years one and two, respectively. The contract also provides for NGA to reimburse approximately $5 million for infrastructure costs we incurred and will incur to provide the required imagery. In addition, in June 2004, we received a task order to provide $6.4 million of production services to NGA under the ClearView program during the first year of the contract. Revenues generated from OrbView-3 products and services for the three months and nine months ended September 30, 2004 were approximately $6.7 million and $14.5 million, respectively.

     Total negotiated backlog was $276.5 million at September 30, 2004 and $55.4 million at December 31, 2003. These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years and the customers have options to renew. Negotiated backlog does not include potential orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $40.8 million at September 30, 2004 and $33.2 million at December 31, 2003. The increase in backlog during 2004 resulted from the award by NGA of the ClearView imagery and value-added products contract and the NextView Second Vendor contract discussed above.

     Direct Expenses. Direct expenses for the three months ended September 30, 2004 were approximately $9.2 million, a significant increase from third quarter 2003 direct expenses of approximately $2.1 million. Approximately $5.1 million of this increase resulted from depreciation expense recorded on OrbView-3 and the related ground station assets. The remaining increase represents additional staffing and other non-labor costs associated with the commencement of OrbView-3 revenue-generating operations. Direct expenses for the nine months ended September 30, 2004 and 2003 were approximately $25.0 million and $5.4 million, respectively. In the first quarter of 2004, we commenced recording depreciation expense on the OrbView-3 satellite and related ground station assets. Total depreciation expense recorded for these assets in the first nine months of 2004 was approximately $13.6 million. Of the remaining increase in 2004 direct expenses, approximately $3.0 million resulted principally from increased staffing requirements in connection with the commencement of service to our OrbView-3 customers in the U.S. and overseas and $2.5 million resulted from increases in materials and other direct costs associated with the 2004 commencement of OrbView-3 operations.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $3.3 million for the three months ended September 30, 2004 compared to $1.2 million recorded for the 2003 period. Approximately $1.5 million of this increase resulted from the amortization of deferred compensation associated with stock awards granted to employees in 2004. Roughly half of the remaining increase consists of non-labor expenses incurred for the NextView proposal effort, while the remainder represents costs incurred in conjunction with the commencement of OrbView-3 operations. SG&A expenses were approximately $7.1 million for the nine months ended September 30, 2004 compared to $3.3 million for the 2003 period. Approximately $2.0 million of this increase resulted from the amortization of deferred compensation expense associated with the 2004 employee stock awards discussed above. The remaining increase consisted of an increase in labor costs of $0.8 million and an increase of $0.9 million resulting from expenses associated with the commencement of OrbView-3 business operations in 2004 and from the NextView proposal effort.

     Interest Expense, net. We recorded net interest expense of approximately $2.6 million during the three months ended September 30, 2004 and $7.5 million for the nine months ended September 30, 2004. These amounts principally represent interest incurred on the Senior Notes and Senior Subordinated Notes. Both the Senior Notes and the Senior Subordinated Notes initially bear interest payable in kind at an annual rate of 13.625 percent through December 31, 2004. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes shall bear interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. Interest payable in kind on the Senior Notes and Senior Subordinated Notes is expected to be approximately $10.6 million in 2004. The Predecessor Company recognized net interest expense of $0.6 million in both the three months and nine month periods ended September 30, 2003, respectively. Net interest expense was incurred by the Predecessor Company in 2003 for debt incurred to purchase insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-3. The total amount borrowed was approximately $17.8 million. Interest accrued on the insurance loan at an annual rate of 13.625 percent and was added to the principal balance. This loan was converted to New Senior Notes on the effective date of the emergence from Chapter 11. The Predecessor Company previously had recognized no interest expense in 2003 because it was operating under bankruptcy protection. Contractual interest expense for the Predecessor Company was $6.5 million and $20.2 million for the three months and nine months ended September 30, 2003, respectively.

     Benefit for Income Taxes. The Company recorded no income tax benefit for the three months and nine months ended September 30, 2004 or 2003, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had approximately $12.8 million of cash, cash equivalents and available-for-sale securities.

     Net cash used for operating activities was approximately $0.6 million and $3.8 million during the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash used in operating activities is primarily attributable to the generation of cash resulting from the commencement of OrbView-3 revenue activities in 2004 and from payments made in 2003 to professional advisors in connection with the Predecessor Company’s restructuring activities of $2.7 million.

     Investing activities used cash of approximately $1.1 million and $18.0 million for the nine months ended September 30, 2004 and 2003, respectively. Much of the 2004 expenditures represent internal salary and related costs as well as external costs associated with the in-orbit checkout of OrbView-3 and related systems. In 2003, the Predecessor Company used $20.0 million for capital expenditures, $15.6 million of which was related to the purchase of launch insurance for OrbView-3. Offsetting those expenditures was the receipt of $2.0 million of launch delay payments paid to the Predecessor Company by Orbital Sciences Corporation, our former parent company, as a result of delays in launch and check-out of the OrbView-3 satellite.

     ORBIMAGE neither received nor used cash for financing activities during the nine months ended September 30, 2004. Net cash provided by financing activities for the Predecessor Company was $20.2 million during the first nine months of 2003. This amount consists of $17.7 million of loan proceeds that were mostly used to procure launch insurance for OrbView-3 and $2.5 million of proceeds loaned by Orbital Sciences to the Predecessor Company. The insurance loan was converted into Successor Company Senior Notes and the Orbital Sciences loan was converted into Successor Company Senior Subordinated Notes upon emergence from bankruptcy.

     The Company’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. In order to fund its operations and obligations under the NextView Contract, the Company will need to raise approximately $265 million over a period of approximately two and one half years, which it intends to raise through a combination of (i) an issuance and sale of units composed of an aggregate of 6.5 million shares of common stock and 6.5 million new warrants for a price of $10 per unit, which would be raised through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional senior subordinated indebtedness that will rank no higher than pari passu with, and will not have any scheduled amortization or a maturity date prior to the scheduled maturity of, the existing senior subordinated notes of the Company, and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. The first portion of this funding was raised in a private placement which closed on November 16, 2004, in which the Company issued 3.25 million shares of common stock and warrants to purchase 4.35 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds.

     ORBIMAGE has received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness in conjunction with the NextView Second Vendor program. The parties who committed to the additional senior subordinated indebtedness will receive a commitment fee equal to 100 basis points in cash for the total aggregate principal to which their commitments relate plus a pro rata share of 155,000 shares. Additionally, if the commitments have not been refinanced by three months and six months from contract execution, the Company will pay such parties additional commitment fees in cash, equal to 50 basis points and 100 basis points, respectively.

     At September 30, 2004 the Company had received consents from the holders of its Senior Sub Notes and the holders of its Senior Notes due 2008 that permit the Company to use up to $45 million of its cash flow from existing operations toward project costs for the OrbView-5 satellite. The consenting holders who held notes on the record date of July 29, 2004 received a consent fee in additional notes equal to 200 basis points on the principal amount of the notes to which the holders’ consents relate. Pursuant to the consents received from the noteholders, the Senior Sub Notes and the Senior Notes will not be callable by the Company until January 1, 2007.

     The Company has modified certain provisions of its indenture governing its Senior Subordinated Notes and the note and security agreement covering its Senior Notes to allow the Company to perform its obligations under the NextView contract if it is awarded to the Company.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     Our primary exposure to market risk relates to interest rates. Our financial instruments which are subject to interest rate risk principally are limited to fixed rate long-term debt. Our long-term debt can not be called until January 1, 2007. We do not believe that our debt securities are subject to significant market risk.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

     We routinely review our system of internal controls over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.

     There have been no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

     The Company emerged from a reorganization under Chapter 11 of the U.S. Bankruptcy Code effective December 31, 2003, and as a result a comparison of the results of the first nine months of 2004 with prior period results may not be meaningful. Investors are advised that the information contained herein should be evaluated in light of these circumstances.

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor, in certain circumstances, for forward-looking statements made by or on behalf of ORBIMAGE. ORBIMAGE and its representatives may from time-to-time make written or verbal forward-looking statements, including statements contained herein. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future, including orders under government contracts or the timing of contract awards under government programs, launch dates, sufficiency of and ability to raise capital and statements relating to our sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance. See the section entitled “Risk Factors and Uncertainties” below for some of the factors that could cause actual results to differ materially from information contained in our forward-looking statements.

Item 6. Exhibits and Items Reported on Form 8-K

(a)	Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2 Rule 13a-14(a) Certification of Tony A. Anzilotti

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

(b)	Reports on Form 8-K filed subsequent to the third quarter of 2004

1.	Current report on Form 8-K filed November 16, 2004.

The Company furnished information contained in its press release dated November 16, 2004 related to the Company’s financial results for quarter ended September 30, 2004.

2.	Current report on Form 8-K filed November 19, 2004

The Corporation filed information contained in its press release dated November 17, 2004 regarding the consummation of a private placement of 3.25 million units for a price of $10.00 per unit to a small group of its current investors and an additional 1.0 million of warrants to purchase a share of common stock at $10.00 per share for a period of five years in consideration for the investor groups commitment to purchase up to an additional 3.25 million units in the event a planned rights offering to the company’s stockholders is not fully subscribed.

3.	Current report on Form 8-K filed December 7, 2004

The Corporation furnished information concerning the appointment of William “Bill” Schuster as Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIMAGE Inc.

(Registrant)

Date: December 27, 2004	by:	/s/ Matthew M. O’Connell

Matthew M. O’Connell
President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Tony A. Anzilotti

Tony A. Anzilotti
Vice President, Finance and Controller
(Principal Financial Officer)