Form 10-K
period 2004-12-31
ORBIMAGE INC
filed 2005-03-30
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number 000-50933

ORBIMAGE Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	54-1660268 (IRS Employer Identification Number)
21700 Atlantic Blvd Dulles, VA (Address of principal executive office)	20166 (Zip Code)
Registrant’s telephone number, including area code: (703) 480-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered

None	N/ A
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ’229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $63,408,680
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      The number of shares outstanding of Common Stock, par value $0.01, as of March 1, 2005 was 14,171,562 shares. After the closing of our rights offering on March 25, 2005, ORBIMAGE will have 17,429,968 total outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 242(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.	Business.
Overview
      ORBIMAGE is a leading provider of global space-based imagery of the earth. We provide our customers high-resolution and low-resolution imagery, imagery-derived products and image processing services.
      We currently operate the OrbView-3 high-resolution satellite and OrbView-2 low-resolution satellite. OrbView-3, launched in June 2003, supports a wide range of applications: general mapping and charting; defense, military planning, and intelligence; and civil and commercial applications such as agriculture, forestry, and environmental monitoring. It collects 1 m resolution panchromatic (black and white) imagery and 4 m resolution multi-spectral (color) imagery. OrbView-2, launched in 1997, collects 1 km resolution multi-spectral imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. Its coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing and environmental monitoring, as well as military operations. We are currently constructing a new satellite, which we refer to as OrbView-5. We anticipate the OrbView-5 satellite will be launched and go into service in early 2007.
      We also operate image production and exploitation facilities. One such facility is located at our headquarters in Dulles, Virginia, and produces and transmits up to 50,000 geospatial images per month. We also own and operate a satellite image processing facility in St. Louis, Missouri, that provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility was acquired in 1998 and is a leader in advanced image processing and photogrammetry. Photogrammetry refers to the process of measuring objects from the imagery data collected from satellites or other imagery sources and is used principally for object interpretation (i.e., establishing what the object is, type, quality, quantity) and object measurement (i.e., what are its coordinates, what is its form and size). These image production capabilities combined with imagery from our satellites enable us to provide end-to-end imagery solutions.
      Our headquarters is located at 21700 Atlantic Blvd., Dulles, Virginia, 20166. Our telephone number is 703-480-7500.
Available Information
      We maintain an Internet website at www.orbimage.com. In addition to news and other information about our company, we make available on or through the Investor Information section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission (“SEC”). At the Investor Information section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics and the charters for each standing committee of the Board of Directors, including the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters or by telephone at (703) 480-7500. All of the above-referenced reports and documents are available free of charge.
      In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Company History; Relationship with Orbital Sciences
      We started in 1991 as an operating division of Orbital Sciences Corporation (“Orbital Sciences”) to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the earth’s landmass, oceans and atmosphere. We were incorporated under the name of Orbital Imaging Corporation in 1992 in Delaware as a wholly owned subsidiary of Orbital Sciences. Our first satellite, Orb-View-1 was launched in 1995, to provide dedicated weather — related imagery and metrological data to the National Aeronautics and Space Administration (“NASA”), and was retired from service in 2003. In 1996 and 1997, we executed three significant contracts with Orbital Sciences. These contracts involved, among other things, all assets and liabilities of Orbital Science’s operating division being sold to us at historical cost. Under these contracts, we purchased engineering, construction and launch services for each of our satellites from Orbital Sciences.
      The three significant contracts which we had with Orbital Sciences at the beginning of 2002 were: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended, (ii) the OrbView-2 License Agreement dated May 8, 1997, and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997.
      Under the system procurement agreement, we purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling us to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. The system procurement agreement originally called for the OrbView-3 satellite to be constructed and launched before OrbView-4; however, continuing schedule delays resulted in OrbView-4 being constructed and delivered first. In September 2001 Orbital Sciences attempted to launch our Orb-View-4 satellite but it failed to achieve orbit and was lost over the Indian Ocean. In June of 2003, Orbital Sciences successfully launched OrbView-3. We own all of our satellites (or, in the case of OrbView-2, an exclusive license to all rights in the satellite) and all material equipment at each of our ground stations, free of any liens or other encumbrances.
      On April 5, 2002 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Virginia (the “Court”), and in that proceeding commenced actions against Orbital Sciences for various claims, including breach of our procurement agreement in connection with delays in the construction and launch of our Orb-View-3 satellite. We subsequently settled those claims pursuant to a settlement agreement with Orbital Sciences.
      The system procurement agreement is now largely completed save for a continuing warranty by Orbital Sciences on our ground stations which will expire on May 7, 2005, and post-launch incentives we may owe to Orbital Sciences in connection with the ongoing performance of our Orb-View-3 satellite. Under the system procurement agreement, as modified by the settlement agreement, a $1.5 million on-orbit milestone payment was delayed and will be due Orbital Sciences on May 7, 2005, the one-year anniversary of the date of acceptance by ORBIMAGE of the Orb-View-3 system. In addition, annual post-launch on-orbit payments to Orbital Sciences were reduced and will now be payable in maximum amounts of up to $1.125 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the Orb-View-3 system, for a total possible maximum obligation of $6.375 million.
      Because the Orb-View-3 launch did not occur by April 30, 2003, the terms of the settlement agreement required Orbital Sciences to pay us penalties relating to the delayed launch and delayed on-orbit verification and checkout. The penalties were terminated in October 2003 when it was mutually agreed that Orbital Sciences had made all commercially reasonable efforts to achieve on-orbit verification. Orbital Sciences paid us delay penalties of approximately $2.3 million during the year ended December 31, 2003.
      Under the Orb-View-2 license agreement, Orbital Sciences has granted an exclusive worldwide license to ORBIMAGE to use and sell Orb-View-2 imagery. Pursuant to the terms of the Orb-View-2 license agreement, Orbital Sciences assigned to ORBIMAGE all amounts that were due to Orbital Sciences under a contract Orbital Sciences had with NASA to deliver Orb-View-2 imagery. At the time, this NASA contract, since expired, was the primary contract for imagery from Orb-View-2. We have sole responsibility for operating and controlling the Orb-View-2 satellite.
      Under the administrative services agreement, we paid Orbital Sciences for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital Sciences. The administrative services agreement was terminated on March 31, 2002. As part of the settlement agreement, we and Orbital Sciences executed a sublease agreement which permits us to continue subleasing our current office space from Orbital Sciences through April 2005, at which time a new lease for space directly from the owner of our building will become effective.
      As of December 31, 2004, the Company has paid approximately $270 million to Orbital Sciences under these agreements most of which was paid prior to our bankruptcy. Approximately $0.8 million of this amount has been paid under our office sublease since the Company’s emergence from Chapter 11. We currently owe Orbital Sciences a $1.5 million on-orbit milestone payment payable in May 2005 and up to $6.375 million in total post-launch on-orbit incentive payments payable over the next five years. The amount of each on-orbit incentive payment is dependent on the operating performance of OrbView-3 at the time each payment is due.
      We filed an amended Plan of Reorganization with the Bankruptcy Court on September 15, 2003 which received the requisite affirmative votes of our creditors, and the Court approved our Plan on October 24, 2003. We emerged from bankruptcy on December 31, 2003 having changed our corporate name to ORBIMAGE Inc. Other than the contractual obligations with Orbital Sciences under the procurement agreement and sublease as outlined above, following our emergence from bankruptcy, we no longer have any continuing relationship with Orbital Sciences or any of its affiliates. We refer to Orbital Imaging Corporation and its operations prior to January 1, 2004 as the “Predecessor Company.”
The NextView Program
      The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. The first NextView award was made to a competitor of the Company in September 2003.
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program will allow NGA to have two separate providers of next generation high-resolution satellite imagery, rather than just one under the original award. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, are constructing a new satellite, which we refer to as OrbView-5. We estimate the total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract that we have with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.
      We anticipate the OrbView-5 satellite will be launched and go into service in early 2007. We intend to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but we believe the premium will cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which we anticipate will utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      We believe that the OrbView-5 satellite, when it is launched and placed into service, will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. OrbView-5 will be designed for less than 0.5 meter resolution, panchromatic (black and white) images, and less than 2.0 meter resolution, multi-spectral (color) images, with the capability to take images across 700,000 square kilometers of the earth’s surface every day.
Remote Imagery Industry
      Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. The market for remote sensing includes satellite development, construction and operations by both domestic and international commercial and government users who decide to build and operate their own satellite systems, as well as purchased imagery and related services currently addressable by existing imagery suppliers. Historically, in the United States, the only “commercial” operators of remote imaging satellites were quasi-governmental programs like the low-resolution Landsat satellite systems in operation since the 1970s. The opportunities for commercialization of space-based imagery expanded in 1994 when the U.S. Government implemented a policy permitting the worldwide, commercial sale of high-resolution satellite imagery by U.S. companies.
      Formerly, all satellite imagery systems were either military surveillance platforms or were sponsored by large national and international civil space agencies, which used satellites to monitor meteorological conditions and environmental changes on the Earth’s surface. Currently, there are a limited number of commercial providers of satellite imaging services, which collectively address only a portion of the market opportunities in the remote imaging industry. Historically, the majority of commercial imagery came from local or regional aerial photography firms. Although aerial imaging companies are able to achieve high spatial resolution and customize their products according to local needs, their slow response time, limited coverage range, restricted ability to fly over certain areas and high cost limit widespread use of their products.
      The major purchaser of commercial satellite imagery in the United States is NGA. Under NGA’s ClearView and NextView programs, it acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other agencies of the U.S. Government that purchase satellite imagery include the Department of Agriculture, the Department of Commerce (NOAA), the Department of Interior, the Department of State, the Department of Transportation, the Department of Treasury and many independent agencies that include the EPA, FEMA and NASA among others. The White House recently announced a Commercial Remote Sensing Space Policy establishing the U.S. Geological Survey (“USGS”) as the lead civil agency to implement a civilian version of NGA’s ClearView program for the procurement of commercial imagery for all civilian Federal (i.e. non-military) agencies.
      Similarly, countries around the world that are unable or unwilling to establish their own space programs must rely on limited aerial imagery collection for border surveillance and related national defense programs. OrbView-3, however, is able to image areas that are not accessible by airplanes because of restrictions on air space or because the areas are too remote. In addition, up-to-date maps are crucial for serving the high-technology segments of the national security market, such as digital terrain modeling for aircraft and missile guidance. International customers represent a substantial portion of our revenue from OrbView-3 as well.
      In the aftermath of the terrorist attacks on the U.S. on September 11, 2001 and the conflict in Afghanistan, the “war on terror” and the conflict with Iraq have significantly contributed to the increase in demand by the U.S. Government for satellite imagery to address national security and intelligence gathering concerns. This shift in demand towards commercial satellite imagery providers was formalized in the Bush Administration’s “U.S. Commercial Remote Sensing Policy” dated April 25, 2003. This policy requires U.S. Government agencies to “rely to the maximum practical extent on commercial remotes sensing space capabilities for filling imagery and geospatial needs.”
      Additionally, a commercial imagery customer, like a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, would hire an aerial photographer to fly an airplane over the area to take pictures, develop the film and deliver the final map to the customer. This can be time consuming and expensive. In contrast, our high-resolution OrbView-3 satellite is capable of obtaining up to 20,000 square kilometers of one-meter resolution imagery in a single 10-minute pass (though operationally image windows are set for shorter periods and the imaging mode that maximizes the size of the imaged area is not used unless that is the appropriate mode for a customer’s needs). Additionally, OrbView-3 can quickly downlink its imagery to a customer or we can further process the imagery in response to specialized customer requests.
      We believe real-time global satellite imagery allows commercial customers to map areas of the world efficiently and cost-effectively where either no maps exist or where existing maps are obsolete. This imagery also permits users to monitor agricultural, forestry and fishing areas frequently to provide timely information to enhance business and government effectiveness.
Products and Services
      Currently, we employ an integrated system of imaging satellites, ground stations and global sales channels to collect, process and distribute satellite imagery and derived products from our OrbView-2 and OrbView-3 satellites throughout the world. With our satellite systems and our large-scale product generation capabilities in Dulles and St. Louis, ORBIMAGE serves the worldwide market needs for advanced imagery information products to view, map, measure, and monitor the earth for applications ranging from environmental monitoring, to construction planning, to precision mapping and intelligence gathering. A clear, high-resolution image of the earth can help national security agencies monitor borders, gather intelligence on potential conflicts, plan air, ground and naval missions, deploy resources, and assess battle damage. It can also aid with a wide range of commercial applications such as environmental impact assessments, utility infrastructure planning, wireless telecommunications design, oil and gas exploration, forestry management, and natural disaster assessment.
      The U.S. Government is our largest single customer. We currently have a contract to provide NGA imagery, imagery derived products and image production services under the Government’s ClearView program over a two-year period. The contract provides for NGA to pay us a minimum of $10 million in the first year and $12 million in the second year for imagery products. The contract also provides for NGA to reimburse approximately $5 million for infrastructure costs we have incurred and expect to incur to provide the required imagery.
      We provide imagery production services to NGA under the ClearView contract and the Global Geospatial Intelligence (GGI) program. We recently received an additional task order under the ClearView contract to provide $6.4 million of production services to NGA which will be performed during the first two years of the contract. Although funding for these programs has been allocated by the U.S. Government, the Government may cancel the programs at any time, subject to limited termination liability.
      Our various contracts with the U.S. Government in the aggregate were responsible for approximately 49% of our revenues for the year ended December 31, 2004.
      After the U.S. Government, our major clients are Korea Aerospace Industries, Ltd. in Korea, NTT Data Corporation in Japan, and a client in Taiwan. The material terms of each of these agreements is similar. In each case, our international clients pay us a guaranteed annual minimum for a defined amount of direct access time to OrbView-3 while it is over their antenna “footprint”. Under the agreements, the customer provides us with their requested collection and we then uplink commands to OrbView-3 to task such imagery and transmit it to the customer by direct downlink to the customer’s ground station. The contracts are generally for a period of up to four years, and the customers have options to renew. In the event OrbView-3 becomes incapable of providing the required imagery, the contracts can be terminated, without further liability of either party beyond that for imagery already provided to the date of termination. The U.S. Government places certain restrictions on the sale and dissemination of satellite imagery which is discussed below under “Regulation — United States Regulation.”
      We also sell imagery and imagery products commercially, though it currently represents only a small portion of our revenues. ORBIMAGE currently offers two different commercial imagery products that are derived from OrbView-3 imagery and vary in type and processing levels for geolocation accuracy. Our initial product offering consists of two product types, OrbView BASICtm and OrbView ORTHOtm. OrbView BASICtm imagery products are typically used by customers with the ability to perform their own advanced image processing and permit the customer to orthorectify (or adjust the image to give a consistent site angle throughout the image) the BASIC imagery product and perform three dimensional feature extraction (in addition to more routine image enhancements and processing). ORBIMAGE’s OrbView ORTHOtm imagery products are typically used by customers who need a product with a high degree of geolocation accuracy, for applications such as urban planning. Users are able to input any OrbView ORTHOtm imagery product directly into an image processing system as a base map or as a source for feature extraction. All OrbView ORTHOtm products have been corrected for the effects of systematic distortions, earth rotation and curvature effects, variations in orbital altitude and variations in the earth’s surface.
      Prices for our OrbView BASICtm and OrbView ORTHOtm imagery products range from $15.00-$73.00 per square kilometer and are delivered to our customers by various means, including electronic transmission, tape, compact disc, and direct downlink to ground receiving stations. Beginning in 2005, ORBIMAGE plans to introduce five new commercial imagery products: OrbView GEOtm, OrbView DEMtm, OrbView DSMtm, OrbView Thematic Maptm and OrbView Feature Maptm. Each of these products will have been processed to correct for different effects or to give users particular information that they would otherwise have to extract for themselves. Market research is currently underway to help determine the final specifications and pricing for these products.
      We market our products directly to our major markets, including the U.S. Government and the international markets. We intend to rely on value-added resellers to develop, market and sell our products and services to address certain target markets, including domestic markets.
      Prior to the spring of 2002, we also collected and distributed high-resolution aerial imagery products but we terminated the distribution agreement with our prior supplier of aerial imagery during our restructuring. We see aerial imagery data as complementary to our satellite data and plan to expand our product line to include aerial data as well as other types of imagery data, including radar and hyperspectral imagery data. However, we currently have no arrangements in place for such expansion of our product lines and agreements will need to be reached with third party providers of such imagery data prior to any expansion of our product lines.
Satellite and Ground System Operations
      Our basic system architecture consists of the following major components:

•	two advanced-technology low-Earth orbit, imaging satellites carrying sophisticated sensors that collect specific types of land and ocean data;

•	a central U.S.-based ground system that controls the satellites and that receives, processes and archives their imagery, and includes electronic cataloging and distribution capabilities; and

•	international regional distributor satellite receiving and distribution centers with direct downlinking capabilities.

      The following table summarizes the primary characteristics of our satellites:

	OrbView-2	OrbView-3

Principal Applications	Weather, Fishing, Agricultural, Scientific Research	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning
Best Ground Resolution	1 km to 4 km Multispectral	1 m Panchromatic, 4 m Multispectral
Scene-Width	2,800 km	8 km Panchromatic and Multispectral
Image Area (or Swath)	N.A.	64 km(2) Panchromatic and
Multispectral
On-Board Storage	128 Megabytes	32 Gigabytes
Revisit Time	1 Day	3 Days
Orbital Altitude	705 km	470 km
Design Life	7 1/2 Years	5 Years
      We are also constructing a next-generation high-resolution imagery satellite, which we have designated OrbView-5. We anticipate the OrbView-5 satellite will be launched and go into service in early 2007.
OrbView-3
      OrbView-3 has been designed to provide one-meter resolution black and white imagery and four-meter resolution color imagery of the Earth’s surface. Orbital Sciences launched OrbView-3 on June 26, 2003. We formally accepted the system from Orbital Sciences effective May 2004. OrbView-3 provides 1-meter resolution panchromatic (i.e., black and white) and 4-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. OrbView-3 has a design life of 5 years and sufficient fuel to operate for up to two additional years. Although it is possible that OrbView-3 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.
OrbView-5
      OrbView-5 has been designed to provide 0.4 meter resolution black and white imagery and one-meter resolution color imagery of the Earth’s surface. OrbView-3 is intended to have a design life of 7 years and sufficient fuel to operate for up to two additional years. Although it is possible that OrbView-5 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.
OrbView-2
      The OrbView-2 satellite was launched in August 1997. It has operated continuously for the last seven years. OrbView-2 collects digital imagery of the Earth’s surface (land and oceans). We market OrbView-2 imagery and derived products to commercial customers, as well as to researchers and U.S. Government agencies. We believe that OrbView-2 is one of the few satellites of its kind providing daily color images of the entire Earth’s surface. OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to the commercial fishing industry under our SeaStar Fisheries Information Servicetm. We currently have approximately 300 customers in the commercial fishing industry. We provide OrbView-2 imagery to researchers and U.S. Government agencies for scientific and environmental applications. There can be no assurance that U.S. Government agencies will renew their contracts beyond their current terms. Despite OrbView-2’s seven and a half year design life, we currently expect to continue commercial operations with OrbView-2 for up to ten years. However, notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life.
Ground Operations Centers and Image Processing Facilities
      OrbView-2 and OrbView-3 are controlled from our main operations center located in Dulles, Virginia. Our operations center in Dulles monitors the satellites while they are in orbit and commands them as required for imagery collection and to ensure that they maintain their proper orbits and appropriate communication links and that electrical power and other operating variables stay within acceptable limits. We communicate with the OrbView satellites through three main antennas located in Dulles, Virginia, Fairmont, West Virginia and Point Barrow, Alaska.
      In addition, the Dulles operations center performs the tasking operations for our OrbView-3 satellite. The tasking process is complicated and employs two software systems to evaluate whether a customer’s tasking request is feasible — the satellite must be able to view the desired area on a certain day at the time it passes overhead; adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on a certain day; and the order must be received in time for processing and transmission to the satellite. In addition, the tasking systems consider the relative priority of different requests by one customer or several customers.
      The Dulles facility also has an image receiving and processing center for the OrbView satellites. The Dulles image processing center receives OrbView imagery downlinked to multiple ground antennas and is equipped with numerous work stations that process and convert the digital imagery into useful imagery products. The center is designed to archive the maximum number of high-resolution OrbView satellite images per day and has the capability to generate a variety of geospatial products for resale.
      Our St. Louis image processing facility provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility can produce imagery from multiple sources including the U.S. Government’s satellites, our OrbView-3 satellite, the satellites operated by our two U.S. competitors and many of the current international satellites.
      For the NextView program, we will need to create two new ground stations, one in Norway and the other in Antarctica. Negotiations regarding the establishment of those ground stations are currently underway.
Backlog
      Total negotiated backlog was $462.1 million at December 31, 2004. This amount included both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $36.7 million at December 31, 2004.
Competition
      We compete against various private companies as well as against systems owned by the U.S. Government and various foreign governments.
      There are three primary commercial competitors in the United States market for satellite remote sensing. They are Space Imaging, Inc. (“Space Imaging”), Thornton, CO., DigitalGlobe, Inc. (“DigitalGlobe”), Longmont, CO and our company. Space Imaging operates the IKONOS satellite, which launched in 1999, and DigitalGlobe operates the QuickBird satellite, which launched in 2001. DigitalGlobe is believed to offer the highest level of resolution for its imagery products, followed by Space Imaging, then our company. Both Space Imaging and DigitalGlobe generate larger revenues than we do. We believe we have lower levels of debt and operating expense than Space Imaging. Space Imaging has generated the most revenues to date, followed by DigitalGlobe.
      The companies compete on the basis of resolution, accuracy, the ability to downlink directly to overseas customers in real time, and the ability to produce value added products from the imagery received from the satellites. While the Ikonos and QuickBird satellites can simultaneously collect both Panchromatic (or black and white) and Multispectral (or color) imagery of any area, OrbView-3 can only collect an area in either the Panchromatic or Multispectral mode. This enhanced capability enables our competitors to generate a value-added (or “bundled”) product that ORBIMAGE cannot offer. Due to this limitation of OrbView-3, and because we were the last to launch our high resolution satellite, our competitors were able to obtain contracts with the U.S. Government and other clients before we were.
      Despite the single-mode collection capabilities of OrbView-3, we are able to compete for customers because OrbView-3 has the ability to downlink imagery data directly to international ground station customers, while DigitalGlobe must downlink imagery in the U.S. before sending it overseas. This real- time downlink capability, combined with what we believe are lower satellite access fees and ground station equipment costs, negatively impact DigitalGlobe’s ability to compete in this market segment. Additionally, although Space Imaging does offer direct downlink capability from their satellite, Ikonos, that satellite has already entered the fifth year of its seven year design life. OrbView-3 is 1 1/2 years old. Customers that now receive Ikonos imagery must soon seek another source (since there is no planned follow-on mission from Space Imaging), and we believe few (if any) new customers desiring a direct satellite receiving capability will invest in a multi-million dollar ground station for a satellite that may expire within 24 months.
      We also compete indirectly against certain systems operated by the U.S. Government. The U.S. Government currently supports the use of commercial imagery for mapping and certain other purposes. There can be no guarantee that the U.S. Government will continue that policy.
      We also compete indirectly against certain systems operated by certain foreign governments and foreign corporations. We believe that those systems do not currently offer as high a level of resolution or accuracy as the commercial U.S. companies offer. There can be no assurance that future systems will not be equal to or better than our current system.
Seasonality
      Our business is not materially affected by seasonality. Although the angle of the sun and the presence or absence of cloud cover at different times of the year affects our satellites’ ability to capture useful images, most of our clients pay us on an annual basis so seasonal weather changes do not affect our annual revenue.
Employees
      As of March 1, 2005, we employ 133 people. Of those, 89 work at the Dulles facility and 44 work at the St. Louis facility. Of our employees, 22 in our Dulles facility and 42 in our St. Louis facility have U.S. Government security clearances to work on data that is classified by the U.S. Government. We have six employees holding PhD’s or other terminal degrees in their fields.
      None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Regulation
      The satellite remote imaging industry is a highly regulated industry, both domestically and internationally. In the U.S., remote imaging satellites generally require licenses from the Department of Commerce (“DoC”) and from the Federal Communications Commission (“FCC”). In addition, to operate internationally, remote imaging satellites may require International Telecommunications Union (“ITU”) coordination and registration and licenses from the governments of foreign countries in which imagery will be directly downlinked.

United States Regulation
      General. The collection and transmission of satellite imagery, as well as satellite tracking, telemetry and control, are subject to various forms of regulation under different U.S. laws and regulations. Because we maintain control of the satellite at all times, there are no issues with satellite telemetry or control. Likewise, the actual transmission of imagery data has been determined to not be covered by the general export rules. However, as with any U.S. business, we are subject to restrictions from doing business with certain prohibited countries, entities or persons (such as embargoed countries or persons on the designated persons list (such as terrorist organizations). Additionally, under the current rules of the DoC and the terms of our DoC licenses (discussed below), we are restricted from providing certain imagery to non-U.S. government sources.
      DoC regulation. The DoC, through the National Oceanic and Atmospheric Administration (“NOAA”), is responsible for granting commercial imaging satellite operating licenses, coordinating satellite imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security concerns, and complying with all international obligations of the United States. Under our DoC licenses, the U.S. Government reserves the right to interrupt service during periods of national emergency when U.S. national security interests are affected. The threat of these interruptions of service could adversely affect our ability to market our products to some foreign distributors or end-users. In addition, the DoC has the right to review and approve the terms of agreements with international customers and distributors for high-resolution optical imagery and the DoC licenses may not be transferred or assigned without NOAA’s prior written consent.
      We currently have a DoC license for the OrbView-2, OrbView-3 and OrbView-5 high-resolution satellites. The DoC licenses for OrbView-2 and OrbView-3 are valid through the operational lifetime of each high-resolution satellite. Once it becomes operational, the DoC license for OrbView-5 will also be valid through its operational lifetime. We expect to satisfy the terms of its DoC licenses for OrbView-2 and OrbView-3 and maintain the regulatory licenses and approvals necessary for their ongoing operations, and will be required to obtain a DoC operating license for any new commercial imaging satellite systems developed by the company. Our licenses do not allow us to disseminate imagery of the state of Israel that have better resolution than those generally available in the market (not including U.S. providers subject to the same restriction). Currently, this prevents us from providing imagery of Israel that has resolution of less than 1.8 meters. Current restrictions placed on satellite imagery providers also prevent dissemination to anyone other than the U.S. Government of panchromatic imagery with a resolution of less than .5 meters or multispectral imagery of less than 2 meters. Imagery with resolutions between .5 meters and less than .82 meters panchromatic and between 2 meters and less than 3.2 meters multispectral may not be disseminated for 24 hours after collection to anyone other than the U.S. Government.
      Under the DoC licenses for our satellites, during periods when national security or international obligations and/or foreign policies may be compromised, as defined by the U.S. Secretary of Defense or the U.S. Secretary of State, the Secretary of Commerce may, after consultation with appropriate agency(ies), require us to limit data collection and/or distribution by the system to the extent necessitated by the situation. During those periods when, and for those geographic areas, that the Secretary of Commerce requires us to limit distribution, we would be required, on request, to make the unenhanced data thus limited from the systems available exclusively, by means of government furnished rekeyable encryption on the downlink, to the U.S. Government. This form of control of the system at the direction of the U.S. Government is referred to as “shutter control” of the system. The costs and terms associated with meeting this condition would be negotiated directly between us and the Department of Defense (for the U.S. Government). Although a situation has never arisen which has resulted in the U.S. Government exercising its “shutter control”, we cannot anticipate whether or under what circumstances this condition would be exercised, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. Government.
      FCC regulation. The FCC is responsible for licensing commercial satellite systems and the radio frequencies used by commercial satellite systems. In general, the FCC grants licenses to commercial satellite systems that conform to the technical, legal and financial requirements for these systems set forth in FCC regulations.

      The FCC regulates the operation of OrbView-2. We have an experimental license issued by the FCC to operate OrbView-2 and the Fairmont, West Virginia ground station using commercial frequencies in support of existing government contracts with NOAA and NGA. The FCC experimental authorization expires October 1, 2007, and is renewable subject to FCC approval. We expect to obtain the U.S. Government agency sponsors and regulatory approvals necessary to continue OrbView-2 operations in support of our government contracts; however, if such sponsorships or approvals are not granted, it would have a material adverse effect on its results of operations.
      In February 1999, the FCC granted our application for a ten-year license to launch and operate the OrbView-3 satellite and to obtain a frequency allocation in the FCC’s Earth Exploration-Satellite Service (“EESS”) to transmit wideband imagery directly to Earth for commercial use and to perform telemetry, tracking and command of the satellites. Now that OrbView-3 has been launched successfully, the ten-year license term commenced upon the date we certified to the FCC that OrbView-3 has successfully been placed into orbit and operations conform to the terms of its FCC license. In April 1999, the FCC also granted licenses to us to operate ground stations for the OrbView-3 satellite in Dulles, Virginia and Point Barrow, Alaska. These ground station licenses have a 10-year term expiring April, 2009, and are renewable for additional terms upon FCC approval. We will be required to obtain FCC licenses for any new commercial imaging satellite systems developed by the company. Currently, two of our satellite-based competitors, DigitalGlobe and Space Imaging, hold licenses to use the same frequency band that we intend to use for its imagery transmissions by the OrbView-3 satellite and any new commercial imaging satellite systems developed by the company. The band is allocated by the FCC for use by other EESS licensees, as well as terrestrial fixed and mobile services. We expect to satisfy the terms of our FCC licenses and obtain the regulatory licenses and approvals necessary for OrbView-3 operations and any new commercial imaging satellite systems satellite we develop, including OrbView-5; however, the termination of such licenses or failure to obtain such licenses or approvals would have a material adverse effect on our results of operations.
      U.S. regulators may subject us in the future to new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations, that modify the present regulatory environment in the U.S. U.S. regulators could decide to impose limitations on U.S. companies that are currently applicable only to other countries, or other regulatory limitations that affect satellite remote imaging operations. Any limitations of this kind could adversely affect our business or results of operations.

International Regulation
      All satellite systems operating internationally must comply with general international regulations and the specific laws of the countries in which satellite imagery is downlinked. Applicable regulations include:

•	ITU regulations, which define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users, and the minimum interference the user must operate under for that service;

•	the Intelsat and Inmarsat agreements, which require that operators of international satellite systems demonstrate that they will not cause technical harm to Intelsat and Inmarsat; and

•	regulations of foreign countries that require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country.
      The FCC is undertaking the ITU coordination and registration process on behalf of OrbView-3 and likely will undertake the ITU coordination and registration process for any new commercial imaging satellite systems developed by the company and licensed by the FCC. Failure by the FCC to obtain the necessary coordination or registration in a timely manner could have a material adverse effect on our results of operations, as the case may be.
      The U.S. Government, on our behalf, is required to coordinate the frequencies used by the OrbView-2, OrbView-3 and OrbView-5 satellites, which do or will operate internationally. ITU frequency coordination is a necessary prerequisite to ITU registration, which provides interference protection from other international satellite systems. In addition, this coordination is a necessary prerequisite for obtaining approvals and licenses from some foreign countries. The ITU coordination process has been completed for OrbView-2. In 1998, the FCC advanced published the OrbView-3 satellite system’s technical parameters with the ITU. There are no ITU coordination requirements for non-geostationary satellite systems such as the OrbView-3 and OrbView-5 system. In April 2003, the FCC submitted a bringing-into-use notification to the ITU informing it that all OrbView-3 satellite system frequency assignments had been brought into use within the time frame required under the ITU regulations for registration in the ITU’s Master International Frequency Register. We believe that the ITU registration process will not prevent us from obtaining necessary foreign licenses in a timely manner.
      In addition to complying with ITU regulations and coordination processes, we must also demonstrate that our satellites will not cause technical harm to Intelsat and Inmarsat communications satellites, under the Intelsat and Inmarsat agreements signed under international treaty. We have completed this process for OrbView-2 and believe that because of the frequencies they use or intend to use, the OrbView-3 and OrbView-5 satellites will not cause any technical harm to the Intelsat or Inmarsat systems.
      Within foreign countries, we expect that our regional distributors or customers will secure appropriate licenses and operational authority to use the required spectrum in each country into which we will downlink high-resolution OrbView satellite imagery. For the most part, we anticipate that distributors or customers will perform these activities, with assistance from us when required.
      While we believe we will be able to obtain all U.S., ITU and international licenses, authorizations and registrations necessary to operate effectively, we cannot assure you that we will be successful in doing so. The failure to obtain some or all necessary licenses, approvals or registrations could adversely affect our business.
Special Note Regarding Forward-Looking Statements
      All statements other than those of historical facts included in this Form  10-K, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including the risks set forth below, and are based on our current expectations and projections about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form  10-K to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.
Risks Related to our Company

Limited History of Operations and Net Losses — Given our limited operating history and net losses, our future prospects are uncertain.
      We have a history of net losses from operations and have generated only limited revenues from the operations of OrbView-2 and our image processing business. We can provide no assurances to what extent or even whether we will ultimately be successful in obtaining net positive cash flow or profitability from operations of OrbView-3 or OrbView-5.
      Our business plan depends upon our ability to develop a customer base, distribution channels and value-added enhancements for our imagery products and services.
      Given our limited operating history, and in light of the risks, expenses and difficulties we cannot provide assurances that we will be able to develop a sufficiently large revenue-generating customer base to compete successfully in the remote imaging industry.

Government Contracts — We depend on contracts with government agencies for a substantial portion of our revenues. Government agencies can terminate their contracts at any time.
      Revenues from U.S. Government contracts accounted for approximately 49%, 34%, and 80% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. The NextView program is a major program for us and will involve a drastic increase in our size, both in terms of assets and spending. If a U.S. Government agency terminates or suspends any of its contracts with ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations.

Market Acceptance — We cannot assure you that the market will accept our products and services.
      Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by OrbView-3, and eventually OrbView-5, to existing markets and new markets. The commercial availability of high-resolution satellite imagery is still a fairly recent phenomenon. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.
      We cannot accurately predict whether our products and services will achieve significant market acceptance or whether the market will demand our products and services on terms we find acceptable. Market acceptance depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication and price of our imagery products and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services, particularly our high-resolution imagery products and services, delays in acceptance, or failure of certain markets to develop would negatively affect our business, financial condition and results of operations.

Risks associated with the NextView Program — We may not raise sufficient funds to fund NextView project costs, and we may encounter program delays.
      Our performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. In order to fund its operations and obligations under the NextView Contract, the Company will need to raise approximately $265 million over a period of approximately two and one half years, of which $65 million has been raised to date. Although $65 million has been raised to date, we can not assure you that we will be successful in generating all of the necessary funding for NextView. Failure to raise adequate funding for our portion of the NextView program costs would have a material adverse effect on our business, financial condition and results of operations.
      In addition, the NextView Contract is subject to a set schedule requiring launch of OrbView-5 in early 2007. The OrbView-5 satellite and related ground system is a complex system which requires a large amount of advanced technical and engineering work and processing to be done in a relatively short amount of time. A delay in any area of the program could cause delays in other areas of the program resulting in program delay. Failure to launch OrbView-5 on time or to achieve system check-out on time could affect our ability to provide the full amount of anticipated imagery and imagery products to NGA during the course of the post-launch period of the NextView Contract. Because the NextView Contract has a set termination date that is not tied to launch or check-out of OrbView-5, any such schedule delay could cause ORBIMAGE to receive less in purchase price for imagery under the NextView Contract, which could cause a material adverse effect on our business, financial condition and results of operations.

Technological and Implementation Risks — We cannot assure you that our satellites will operate as designed.
      Our OrbView-3 satellite employs advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Our OrbView-5 satellite will employ even more advanced technologies and sensors. Employing advanced technologies is further complicated by the fact that the satellite is in space. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite’s performance.
      We cannot assure you that OrbView-3 will continue to operate successfully in space throughout its expected design life or that OrbView-5 will operate successfully. Even if this satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.
      We do not presently have plans to construct and launch a replacement satellite for OrbView-3 if it fails prematurely. Permanent loss of OrbView-3 would materially and adversely affect our operations and financial condition, especially if it occurred before OrbView-5 launched.

Limited Life of Satellites — Satellites have limited design lives and are expensive to replace.
      Satellites have limited useful lives. We determine a satellite’s useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

Satellite	Expected Design Life

OrbView-2	7 1/2 years (launched in August 1997)
OrbView-3	5 years (launched in June 2003)
      The expected design lives of these satellites are affected by a number of factors, including the quality of construction, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its expected design life. We expect the performance of each satellite to decline gradually near the end of its design life. Despite OrbView-2’s seven and a half year design life, we currently expect to continue commercial operations with OrbView-2 for up to ten years. However notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life.
      We anticipate using funds generated from operations to develop plans for follow-on high-resolution satellites, including OrbView-5. If we do not generate sufficient funds from operations, and if we are unable to obtain financing from outside sources, we will not be able to deploy OrbView-5 or other potential follow-on satellites to replace OrbView-3 at the end of its expected design life. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital, on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

Insurance — Limited insurance may not cover all risks of loss.
      The terms governing our Senior Notes and Senior Subordinated Notes require us to maintain on-orbit operations insurance for OrbView-3 and OrbView-5. This insurance would not be sufficient to cover the cost of a replacement high-resolution satellite such as OrbView-3. We do not have any insurance coverage for the

OrbView-2 satellite. We will also be required to obtain launch insurance for OrbView-5. We may find it difficult to insure certain risks, such as partial degradation of functionality of a satellite. Insurance market conditions or factors outside our control at the time we buy the required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. These factors could cause other terms to be significantly less favorable than those currently available, may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all.

Competition — We may not successfully compete in the remote imaging industry.
      Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these competitors may have greater financial, personnel and other resources than we have. Our major existing and potential competitors for high-resolution satellite imagery include:

•	Space Imaging, which operates a high-resolution satellite with more advanced technical capabilities than OrbView-3 and has been delivering high-resolution imagery to its customers since 1999; and

•	DigitalGlobe, which operates a high-resolution satellite with higher resolution than OrbView-3 and is currently developing two next generation satellites which will have more advanced technologies and capabilities than OrbView-3, one of which is planned to be in service by 2006, and the other of which we expect would go into service within a few months thereafter.
      The U.S. Government and foreign governments also may develop, construct, launch and operate remote imaging satellites that generate imagery competitive with our products and services. In addition, the U.S. Government will probably continue to rely on government-owned and operated systems for highly classified satellite-based high-resolution imagery.
      Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more attractive features than our products. New technologies, even if not ultimately successful, could negatively affect our marketing efforts. More importantly, if competitors continue to develop and launch satellites with more advanced capabilities and technologies than ours, this competition could harm our business.

Potential Additional Capital Requirements — Our inability to fund potential additional capital requirements could delay satellite construction and deployment.
      We may need to raise additional capital if:

•	we do not enter into agreements with new customers, value-added resellers or distributors for high-resolution imagery in the time frames or on the terms that we anticipate;

•	we experience net operating deficits because we incur significant unanticipated expenses, such as costs for resolving satellite operational difficulties;

•	we have to modify all or part of our ground system designs to meet changed or unanticipated market, regulatory or technical requirements;

•	we decide to increase our value-added product development costs; or

•	we decide to further expand the number of satellites we own or to acquire additional imagery distribution rights through licensing arrangements or otherwise.
      If these or other events occur, we cannot assure you that we could raise additional capital on favorable terms or on a timely basis or at all.

Government Regulation — Failure to obtain regulatory approvals could result in service interruptions.
      Domestic. Our business generally requires licenses from the U.S. Department of Commerce (“DoC”) and the U.S. Federal Communications Commission (“FCC”). The DoC licenses provide that the U.S. Government can interrupt service during periods of national emergency. Actual or threatened interruptions could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with international customers for high-resolution optical imagery. We have received such approval for those of our international customers as are currently operating. However, such reviews could delay or prohibit us from executing new international distributor agreements.
      Our renewal application for an experimental FCC license for OrbView-2 expires in October 2007. Our application with the FCC for a license to launch and operate OrbView-3 was granted in February 1999 and our applications to operate the associated ground systems were granted in May 1999. These licenses will expire in 10 years.
      Prior to commencing operations, we will need to obtain an FCC license for OrbView-5. We are in the process of preparing an application requesting such a license.
      International. All satellite systems operating internationally must follow general international regulations and the specific laws of the countries in which satellite imagery is downlinked.
      The FCC has undertaken the International Telecommunication Union coordination process on behalf of OrbView-3 and will do so for OrbView-5. Although no problems have been experienced to date, if the FCC failed to obtain the necessary coordination in a timely manner it could have a material adverse effect on our business, financial condition and results of operations.
      Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery directly from OrbView-2 and OrbView-3. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time OrbView imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.
      Export License. In connection with distributor agreements, we have in the past and may in the future supply our international customers with ground stations that enable these customers to downlink data directly from OrbView-3. Exporting these ground stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the Department of State do not issue these export licenses, or if these licenses are significantly delayed, or if restrictions are imposed on these licenses, our financial condition and results of operations could be materially adversely affected.

Risks Associated with Distributors and Resellers — Foreign distributors and domestic value-added resellers may not expand commercial markets.
      We rely on foreign regional distributors to market and sell internationally a significant portion of our imagery from OrbView-3 and will rely on such foreign regional distributors for OrbView-5. We expect our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market and sell our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt.
      We intend to rely on value-added resellers to develop, market and sell our products and services to address certain target markets, including domestic markets. If our value-added resellers fail to develop, market and sell OrbView products and services successfully, this failure would negatively affect our business, financial condition and results of operations, and our ability to service our debt.

Risk Associated with International Operations — Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.
      We expect to derive substantial revenues from international sales of products and services. International operations are subject to certain risks, such as:

•	changes in domestic and foreign governmental regulations and licensing requirements;

•	deterioration of once-friendly relations between the United States and a particular foreign country;

•	increases in tariffs and taxes and other trade barriers; and

•	changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars more expensive for foreign customers.
      These risks are beyond our control and could have a material adverse effect on our business.

Financing Change of Control Offer — We may not have the ability to raise the funds necessary to finance the change of control offer required by the senior note and senior subordinated note indentures.
      In the future, upon the occurrence of certain change of control events, we will be required to offer to repurchase all outstanding Senior Notes and Senior Subordinated Notes at a price equal to 100% of the principal amount, plus accrued but unpaid interest thereon. It is possible that we will not have sufficient funds at the time of a change of control to make the required repurchases. If we are not able to make the required repurchases, we would be in default under the Senior Notes and the Senior Subordinated Note indenture.

Item 2.	Properties
      We currently sublease approximately 24,000 square feet of office and operations space in Dulles, Virginia, from Orbital Sciences Corporation. This space includes our principal executive offices. The sublease will expire in April 2005. The current annual rent is approximately $480,000. We have entered into a lease for our office space directly with the owner of the building. Our new lease will become effective upon the expiration of our existing sublease, and will cover our existing space and an additional 13,000 square feet of office space. Our new lease will have annual rent of approximately $820,000 and will expire on June 30, 2012.
      We also lease approximately 16,000 square feet of office and operations space in St. Louis, Missouri. The lease will expire on March 31, 2009. The current annual rent is approximately $265,000.

Item 3.	Legal Proceedings
      In the normal course of business, we are party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the period covered by this report no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      We emerged from Chapter 11 bankruptcy on December 31, 2003. Prior to that time there was no established trading market for our common stock. Although beginning in January 2004, our common stock has traded over-the-counter and sales have been reported on the “Pink Sheets” service provided by Pink Sheets LLC under the symbol “ORBM,” there continues to be no established trading market for our common stock.
      On March 1, 2005, there were 119 holders of record of the common stock, including employees who hold “restricted shares.”
      During the past two fiscal years and through December 31, 2004, we have not made or declared any cash dividends on our common equity. Under the instruments governing our senior notes and senior subordinated notes, we are prohibited from paying dividends until the principal amount of all such notes have been repaid. These restrictions are more fully discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” in Item 7 below.
      The following table sets forth information regarding shares of common stock authorized for issuance pursuant to our 2003 Employee Stock Incentive Plan and 2004 Non-Employee Director Equity Incentive Plan. As of March 25, 2005, there are no other shares of common stock subject to issuance pursuant to any equity compensation plan.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securityholders	N/A	N/A	N/A
Equity compensation plans not approved by securityholders	0	0	129,927

Total	0	0	129,927

      As soon as practicable, we intend to file a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued and reserved for future issuance under the 2003 Employee Stock Incentive Plan and the 2004 Non-Employee Director Equity Incentive Plan. Based on the number of shares reserved for issuance as of December 31, 2004, this registration statement would cover approximately 129,927 shares. That registration statement will automatically become effective upon filing. Accordingly, shares issued upon the exercise of stock options granted under our 2003 Employee Stock Incentive Plan and 2004 Non-Employee Director Equity Incentive Plan will be eligible for resale in the public market from time to time, subject to vesting restrictions.

      The transfer agent for our common stock is:

The Bank of New York
101 Barclay Street
New York, New York 10286

Item 6.	Selected Financial Data.
      In connection with the emergence from Chapter 11 effective December 31, 2003, ORBIMAGE reflected the terms of its Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior generally will not be comparable to those of the Successor Company. In this Form 10-K, references to the periods ended December 31, 2003 and prior refer to the Predecessor Company, and the financial position as of December 31, 2003 and the periods ended subsequent to December 31, 2003 are reported as Successor Company.
      The following information should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Successor
	Company	Predecessor Company

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Statement of Operations Data:
Revenues	$31,020	$9,219	$15,552	$18,755	$24,123
Direct expenses	33,754	10,697	10,498	17,311	26,696
Gross profit (loss)	(2,734)	(1,478)	5,054	1,444	(2,573)
Selling, general and administrative expenses	11,746	4,744	4,060	9,502	9,216
Asset losses and impairment charges	—	18,205	5,115	138,040	—
Loss from operations	(14,480)	(24,427)	(4,121)	(146,098)	(11,789)
Interest expense (income), net	10,259	1,303	8,085	30,948	(2,160)
Reorganization items, net	—	110,019	(18,396)	—	—
Income (loss) before benefit for income taxes	(24,739)	84,289	(30,602)	(177,046)	(9,629)
Benefit for income taxes	—	—	—	—	(77)
Net earnings (loss)	$(24,739)	$84,289	$(30,602)	$(177,046)	$(9,552)
Earnings (loss) per diluted share	$(3.80)	$1.73	$(1.26)	$(7.18)	$(0.96)
Other Data:
Cash flows from operating activities	$27.500	$(2,987)	$(5,118)	$(1,667)	$(7,298)
Cash flows from investing activities	(3,530)	(9,118)	(1,990)	10,922	6,589
Cash flows from financing activities	22,190	20,217	—	—	—
Capital expenditures	3,530	21,402	1,990	22,916	38,445
Depreciation and amortization expense	22,575	3,356	6,454	13,821	14,923
Interest expense paid in kind	11,903	1,403	—	—	—

	Successor Company		Predecessor Company

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$60,565	$14,405	$6,293	$13,401	$4,146
Total assets	249,146	153,319	136,578	191,475	343,829
Long-term obligations(1)	85,018	73,115	225,000	217,829	216,154
Preferred stock subject to repurchase	—	—	111,150	110,039	106,103
Stockholders’ equity (deficit)	85,888	74,810	(221,894)	(190,186)	(9,237)

(1)	Net of debt discount for the years ended December 31, 2001 and 2000.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
      The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial and Operating Data,” and our audited and unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report.
Overview
      ORBIMAGE Inc. (“ORBIMAGE,” the “Company” or the “Successor Company”) operates two satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. We own the OrbView-3 satellite and have a license to operate and control the OrbView-2 satellite that we acquired from Orbital Sciences Corporation (“Orbital Sciences”), our former corporate parent. In addition, we maintain an image processing and production center at our headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. We also are constructing a next-generation high-resolution imagery satellite, which we have designated OrbView-5. OrbView-5 is currently scheduled to be launched in the first quarter of 2007.
      Our principal sources of revenue are the sale of satellite imagery to customers and regional distributors, and processing and production of imagery and geospatial information. As our business expands, we plan to also derive revenues from the use of value-added resellers. We have entered into several long-term sales contracts to provide imagery products and, in certain circumstances, we will be entitled to receive contractual payments in advance of product delivery. We will initially record deferred revenue for the total amount of the advance payments under these contracts and recognize revenue over the contractual delivery period.
      Our direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.
      We have incurred losses from operations since our inception and have generated only limited revenues from the operations of OrbView-2 and our image processing business. We began generating revenues from OrbView-3 in the first quarter of 2004. At the end of the first quarter of 2004, we commenced OrbView-3 operations for the U.S. Government, our largest customer. Our operations in the succeeding quarters of 2004 have resulted in average quarterly revenues of $9.7 million and quarterly gross profit slightly exceeding break-even levels. As discussed in more detail below, in April 2004, NGA announced a request for proposals under its NextView Second Vendor program for a second provider of next generation high-resolution satellite imagery (a competitor received the first NextView award in 2003). Because of the significance of the contract to the future of our industry, we decided to focus on our current operations and actively pursue a NextView contract award, temporarily suspending the active pursuit of potential new customers. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program to construct, launch and operate a new satellite, which we have named OrbView-5. With the

NextView effort completed, we are now actively pursuing potential customers, particularly those in foreign markets. We believe that our revenues and operating profit in 2005 will continue at similar levels that have occurred since the commencement of OrbView-3 operations until new customers are signed up and brought into service, which we anticipate will begin in the second half of 2005.
      Chapter 11 Reorganization. On April 5, 2002, Orbital Imaging Corporation (the “Predecessor Company”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Predecessor Company continued business operations as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.
      On February 11, 2003, the Predecessor Company signed a Settlement Agreement with the Creditors’ Committee and Orbital Sciences to facilitate the Predecessor Company’s emergence from its Chapter 11 reorganization proceeding. Under the Settlement Agreement, the Predecessor Company agreed to suspend its pending litigation with Orbital Sciences in exchange for additional working capital and other consideration to be provided by Orbital Sciences. The Settlement Agreement provided for mutual releases of all claims among the parties, including the Predecessor Company and a significant majority of its bondholders and preferred stockholders, Orbital Sciences, and certain officers/directors of Orbital Sciences. The releases became effective upon launch of the OrbView-3 satellite by Orbital Sciences and payment by Orbital Sciences of $2.5 million to the Predecessor Company (the “Orbital Sciences Payment”). In exchange, Orbital Sciences received new notes that were equal to the Orbital Sciences Payment and ranked pari passu with the new notes to be issued to the Predecessor Company’s pre-bankruptcy unsecured creditors. As part of the Settlement Agreement, if OrbView-3 was not launched by April 30, 2003 or on-orbit check out was not successfully completed by July 31, 2003, Orbital Sciences would pay the Predecessor Company delay penalties. Orbital Sciences also agreed to defer certain payment obligations of the Predecessor Company and to forgive others. The Predecessor Company obtained formal approval of the Settlement Agreement from the Bankruptcy Court on February 19, 2003.
      On September 15, 2003, the Predecessor Company filed its Fourth Amended Plan of Reorganization (the “Plan”) and Fourth Amended Disclosure Statement with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on October 24, 2003. The Successor Company, ORBIMAGE Inc., officially emerged from bankruptcy protection effective December 31, 2003. As part of the final reorganization, on December 31, 2003, all existing notes and shares of capital stock of the Predecessor Company were cancelled. Holders of the Predecessor Company’s old notes and the Predecessor Company’s general unsecured creditors received $50 million in new Senior Subordinated Notes due 2008 and 6 million shares of common stock, representing approximately 99 percent of the outstanding capital stock of ORBIMAGE. Holders of certain debt obligations incurred during the Company’s bankruptcy received approximately $19 million in new Senior Notes due 2008. Holders of the Company’s Series A Preferred Stock received warrants to purchase up to approximately 319,000 shares of common stock of ORBIMAGE at an exercise price of $28.22 per share.
      In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of its Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Such fair values represent our best estimates based on independent valuations. These valuations were based on a number of estimates and assumptions which were inherently subject to significant uncertainties and contingencies beyond our control. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior will not be comparable to those of the Successor Company.
      As of April 5, 2002, the date of the Predecessor Company’s voluntary petition for reorganization under Chapter 11, the Predecessor Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in SOP 90-7. We have reported revenues, expenses, gains and losses relating to the reorganization separately in the accompanying statement of operations for the years ended December 31, 2003 and 2002, respectively.
      As a general rule, all of the Predecessor Company’s contracts and leases continued in effect in accordance with their terms, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Court provided the Predecessor Company with the opportunity to reject any executory contracts or unexpired leases that were burdensome or assume any contracts or leases that were favorable or otherwise necessary to its business operations. Certain executory contracts were rejected by the Predecessor Company during the course of the bankruptcy proceedings.
      NextView Program. The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. The first NextView award was made to a competitor of the Company in September 2003.
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program will allow NGA to have two separate providers of next generation high-resolution satellite imagery. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we will, as prime contractor, construct a new satellite, which we refer to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.
      The Company anticipates the OrbView-5 satellite would be launched and go into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a lunch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium would cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA would have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      The Company believes that when it is launched and placed into service, the OrbView-5 satellite will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. OrbView-5 will be designed for less than 0.5 meter resolution, panchromatic (black and white) images, and less than 2.0 meter resolution, multi-spectral (color) images, with the capability to take images across 700,000 square kilometers of the earth’s surface every day.
Industry and Business Considerations
      As a government contractor, we are subject to U.S. Government oversight. The government may inquire about and investigate our business practices and audit our compliance with applicable rules and regulations. The government could make claims against us if the results of such audits or investigations warrant such action. Under government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended from bidding on or being awarded new government contracts for a period of time or debarment for a period of time. We are not aware of any such audits or investigations against us at this time. We are also exposed to risks associated with U.S. government contracting such as technological uncertainties and obsolescence, and dependence on Congressional appropriation and allotment of funds each year. The nature of our products and services exposes us to certain risks associated with state of the art technologies such as delays, cost growth and product failure.

      The nature of our international business also makes us subject to the export control regulations of the U.S. Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently not aware of any violations of export control regulations which could have a material adverse effect on our business or our financial position.
Critical Accounting Policies
      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management bases their estimates and judgments on historical experience and on various other factors. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting areas that require the most significant management estimates and judgments.
      Revenue Recognition and Contract Accounting. ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts. Accordingly, we recognize revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue is recorded when payments are received in advance of the delivery of imagery. As stated previously, NGA will support the NextView program with a cost share totaling approximately $237 million spread out over the course of the construction phase of the project and subject to various milestones. These NGA payments are recorded as deferred revenue when received and will be recognized as revenue from when the OrbView-5 satellite is placed into service through the initial imagery purchase period under contract, which currently is through September 30, 2008.
      A portion of our business is derived from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under these contracts is recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each project. These incurred costs approximate the output of deliverables to our customers. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, labor, subcontracting costs and materials, as well as an allocation of indirect costs. Reviews of the status of contracts are performed through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs. ORBIMAGE has not incurred any material changes in estimates on its imagery and image processing contracts with the U.S. Government.
      Prior to the launch of OrbView-4 in 2001, the Predecessor Company derived a significant amount of its revenues from the construction of ground stations built to downlink imagery directly from OrbView-3 and OrbView-4 to our customers. Ground station construction activity was restarted after the successful launch of OrbView-3 in June 2003, and was substantially completed in December 2003 without further increases in costs.
      Certain of our contracts with NGA consist of multiple elements. For contracts consisting of multiple elements, we identify these elements and consider whether the delivered item(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We evaluate such contracts to ensure that, for purposes of determining standalone value, performance of any one element of the contract is not directly contingent on performance of the other contract elements. Revenue recognition may be impacted if nonperformance of one contract element causes the customer to terminate the other element(s). Such contracts are also subject to, among other things, termination rights, refunds of payments due to unsatisfactory performance and uncertainty regarding availability of future funding.
      Receivables. A significant amount of judgment is required by management in estimating the reserves required for receivables that are potentially uncollectible. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We regularly monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If collection of the receivable is not reasonably assured at the time services are performed, we do not initially record the revenue, but rather record an allowance for customer credits to offset the receivable. If there is a change in the customer’s financial status or the receivable is collected, revenue is recorded at that time. While such credit losses described above have historically been within our expectations and the provisions established, we cannot guarantee that we will experience the same credit loss rates that we have estimated or historically experienced. As such, additional charges could be incurred in the future to reflect differences between estimated and actual collections.
      Long-Lived Assets. In assessing the recoverability of our satellites, fixed assets and other long-lived assets, we evaluate the recoverability of those assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that certain long-lived fixed assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things, changes in estimates of the useful lives of the assets (e.g., degradation in the quality of images downloaded from the satellite), changes in estimates of our ability to operate the assets at expected levels (e.g., due to intermittent loss of satellite transmissions) and by the loss of one or several significant customer contracts.
      Goodwill. We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding the estimated future cash flows and other factors (such as changes in discount rates, changes and updates to our five-year business plan and industry projections and analyses) to determine the fair value of the respective assets. Estimates of future cash flows may be affected by such factors as the reporting unit’s past performance in providing products and services, the status of contract funding and the existence of options to extend the contract and the probability of exercising such options. Should the fair value of the reporting unit exceed its carrying amount, we would then allocate the calculated fair value to the assets and liabilities of the reporting unit (including goodwill). Any calculated impairment loss would be recognized if the carrying amount of goodwill exceeds the implied fair value. If and when these circumstances or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. An impairment test was performed on recorded goodwill and it was determined that no impairment existed at December 31, 2004 and 2003.
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
      Revenues. Revenues for the years ended December 31, 2004, 2003 and 2002 were $31.0 million, $9.2 million and $15.6 million, respectively. The significant increase in 2004 revenues as compared to 2003 was primarily due to the commencement of OrbView-3 operations for the U.S. Government and our major international customers. In February 2004, the OrbView-3 satellite commenced regular operations for our regional distributor in Japan. In March 2004, we were awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. NGA’s ClearView award provides us with guaranteed minimum revenues of $27.5 million over two years, of which approximately $10.5 million and $12 million represent minimum commitments to purchase imagery in years one and two, respectively. The contract also provides for NGA to reimburse approximately $5 million for infrastructure costs we incurred to provide the required imagery. In June 2004, we received a task order to provide $6.4 million of production services to NGA under the ClearView program during the first year of the contract. Revenues generated from OrbView-3 products and services were approximately $23.2 million in 2004.
      Revenues for 2003 decreased by approximately $6.3 million, or 41 percent, as compared to 2002 due to the conclusion in October 2002 of a five-year, $43 million contract with the National Aeronautics and Space Administration (“NASA”) to provide OrbView-2 imagery. The Predecessor Company recognized revenues of $7.4 million under this contract in 2002. Upon conclusion of this contract, the Predecessor Company signed a new contract with NASA to provide OrbView-2 imagery in 2003 for $1.1 million. This contract expired in December 2003, but was extended by both parties to December 2004 under the same terms and conditions. The Company is currently in negotiations with NASA for another extension of the contract. The Predecessor Company also recognized $2.8 million of lower revenues in 2003 from image processing activities as compared to the prior year due to delays in U.S. government contract awards. These decreases were offset by approximately $3.4 million of 2003 revenues associated with the completion of the construction of a ground station for our regional distributor in Japan after the successful launch of the OrbView-3 satellite.
      Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground stations and construction costs related to the OrbView-3 distributor-owned ground stations. Direct expenses for the years ended December 31, 2004, 2003 and 2002 were $33.8 million, $10.7 million and $10.5 million, respectively. In the first quarter of 2004, we commenced recording depreciation expense on the OrbView-3 satellite and related ground station assets. Total depreciation expense recorded for these assets in 2004 was approximately $18.6 million. Approximately $3.8 million of the remaining increase resulted principally from increased staffing requirements in connection with the commencement of service to our OrbView-3 customers in the U.S. and overseas and another $2.5 million resulted from increases in materials, insurance and other direct costs associated with OrbView-3 operations that commenced in 2004. These increases were offset by a $2.4 reduction in costs incurred related to the construction of a distributor ground station which was completed in early 2004.
      Direct expenses for 2003 increased by $0.2 million, or two percent, from the comparable 2002 amount. Increased costs from subcontractor activities associated with the completion of a ground station construction contract of $2.7 million and increased costs resulting from the commencement of OrbView-3 operations of $1.1 million were offset by reduced depreciation expense of $2.7 million resulting from the write-down of the value of the OrbView-2 satellite and from a reduction in imagery production activities of $1.1 million. This write down was taken in 2002 because of the decrease in OrbView-2 revenues derived from the NASA contract.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses for the years ended December 31, 2004, 2003 and 2002 were $11.7 million, $4.7 million and $4.1 million, respectively. Approximately $3.5 million of this variance resulted from the amortization of deferred compensation associated with stock awards granted to employees. Another $0.7 million of the increase resulted from internal labor costs and consultant expenses associated with preparing the successful NextView proposal. The remaining variance consisted primarily of an increase in labor costs of $0.8 million and an increase of $1.3 million resulting from non-labor expenses associated with the commencement of OrbView-3 business operations in 2004. SG&A expenses increased in 2003 by $0.6 million, or 15 percent, as compared to 2002 as a result of increased OrbView-3 sales and marketing activities after the successful launch.
      System Depreciation. Depreciation of the capitalized costs begins when the satellites and related ground systems are placed into service. Depreciation and amortization are recognized using the straight-line method. We are amortizing the cost of the OrbView-2 license over the seven and one-half year design life of the OrbView-2 satellite which will end in the second quarter of 2005. Total annual depreciation expense for the OrbView-2 system is approximately $2.7 million. We began depreciating the cost of OrbView-3 over its five-year design life in February 2004 when we commenced OrbView-3 business operations. We depreciate the ground systems assets over the estimated lives of the related satellite assets. Total annual depreciation expense for the OrbView-3 system is approximately $20.2 million.
      Asset Losses and Impairment Charges. On September 12, 2003, the Predecessor Company signed a settlement agreement with MDA concerning its remaining marketing rights in the long-delayed Canadian RadarSat-2 satellite program. The Predecessor Company had originally paid $30 million to MDA to acquire an exclusive territorial license to distribute and sell RadarSat-2 imagery in North America (except Canada), and was obligated to pay an additional $10 million to MDA as final payment prior to the Chapter 11 filing. Under the terms of the settlement agreement, the Predecessor Company received $10 million from MDA on October 1, 2003 and $1 million on October 1, 2004 and will receive an additional payment of $1 million on October 1, 2005. If MDA were to default in making such payment, interest would accrue on the unpaid principal amount at the default rate of 18 percent per annum compounded quarterly. In exchange, the Predecessor Company agreed to end its dispute with MDA and return its limited licenses in RadarSat-2 back to MDA, the prime contractor for the program. The Predecessor Company recorded a loss on the sale of the RadarSat-2 Territorial License of $18.2 million in 2003.
      In 2002, due to the continued effect of terrorism activities on Federal funding for scientific imagery applications, the Predecessor Company evaluated the recoverability of the OrbView-2 satellite pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the carrying value of the satellite and related ground station assets were adjusted to their most likely estimated fair values based on anticipated future discounted cash flows, resulting in a non-cash impairment charge of $5.1 million for the year ended December 31, 2002.
      Interest Expense, net. We recorded net interest expense of approximately $10.3 million during the year ended December 31, 2004, which represents interest incurred on the Senior Notes and Senior Subordinated Notes. Interest expense on both the Senior Notes and the Senior Subordinated Notes was payable in kind at an annual rate of 13.625% through December 31, 2004. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes shall bear interest at an annual rate of 11.625%, payable in cash on a semiannual basis. The Predecessor Company recorded net interest expense of $1.3 million and $8.1 million for the years ended December 31, 2003 and 2002, respectively. Interest expense in 2003 represented interest expense on debt incurred for the purchase of insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-3. This insurance loan is discussed in detail in the Liquidity and Cash Flows section below. The total amount borrowed was approximately $17.8 million. Interest accrued on the Insurance Loan at an annual rate of 13.625% and was added to the principal balance. This loan was converted to New Senior Notes on the effective date of the emergence from Chapter 11. Net interest expense in 2002 represents interest obligations incurred under the Predecessor Company’s Senior Notes. The Predecessor Company ceased recognizing interest expense on April 5, 2002, the date the Predecessor Company filed under Chapter 11. If the Predecessor Company had recorded interest expense during the Chapter 11 period, interest expense for the years ended December 31, 2003 and 2002 would have increased by approximately $28.0 million and $22.0 million, respectively.
      Reorganization Items. In accordance with SOP 90-7, reorganization items have been segregated from continuing operations in the Statement of Operations. The largest component of reorganization items for 2003 is a gain of $104.8 million that was recorded on the discharge of the Predecessor Company’s old Senior Notes as discussed above. Reorganization items incurred during 2003 and 2002 also include legal and advisory fees incurred in conjunction with the Chapter 11 process of $6.1 million and $7.2 million, respectively.
      Benefit for Income Taxes. No income tax benefit was recorded for the years ended December 31, 2004, 2003 and 2002 due to uncertainty regarding sufficiency of taxable income in future periods. As of December 31, 2004, we had net operating loss carryforwards totaling approximately $158 million, which expire beginning in 2021. Such net operating loss carryforwards are subject to certain limitations and other restrictions.
      Backlog. Total negotiated backlog was $462.1 million at December 31, 2004. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $36.7 million at December 31, 2004.
Liquidity and Cash Flows
      Net cash provided by operating activities was $27.5 million in 2004 while cash used for operating activities was $3.0 million in 2003 and $5.1 million in 2002. Net income, after adjustments for non-cash items such as depreciation, amortization, interest expense paid in kind and stock compensation, was $13.2 million. Changes in working capital provided cash of $14.3 million and was derived principally from the generation of cash resulting from the commencement of OrbView-3 operations. The Predecessor Company’s net loss after adjustments for depreciation, amortization, impairment charges and the gain on debt extinguishment above was $10.2 million in 2003 and $7.8 million in 2002. Changes in working capital provided cash of $5.8 million in 2003 and $2.7 million in 2002. In 2003, the most significant source of operating cash was an $8.5 million payment received for completion of the distributor ground station in Japan. In 2002, the Predecessor Company used $34.3 million of restricted cash from insurance proceeds to repay accrued interest to the Predecessor Company’s senior note holders.
      Investing activities used cash of approximately $3.5 million in 2004, $9.1 million in 2003 and $2.0 million in 2002. Most of the 2004 expenditures represent internal salary and related costs as well as external costs associated with the in-orbit checkout of OrbView-3 and related systems and costs incurred to build the OrbView-5 satellite. The Company also incurred an additional $47.5 million of capitalized OrbView-3 costs which were owed to the program’s subcontractors and paid in March 2005. In 2003, the Predecessor Company used $21.4 million for capital expenditures, $15.6 million of which was used to purchase launch insurance for OrbView-3. Offsetting those expenditures was the receipt of $10 million from MDA for the sale of the territorial license to distribute and sell RadarSat-2 imagery and $2.3 million of launch delay payments paid to the Predecessor Company by Orbital Sciences as a result of delays in launch and check-out of the OrbView-3 satellite. ORBIMAGE expects to spend approximately $190 million on capital expenditures through the end of 2004 related to the OrbView-5 satellite and related systems. The system procurement agreement with Orbital for our existing satellite systems is now largely completed save for a continuing warranty on our ground stations which will expire on May 7, 2005, and post-launch incentives we may owe to Orbital in connection with the ongoing performance of our Orb-View-3 satellite. Under the system procurement agreement, as modified by the settlement agreement, a $1.5 million on-orbit milestone payment was delayed and will be due Orbital Sciences on May 7, 2005, the one-year anniversary of the date of acceptance by ORBIMAGE of the Orb-View-3 system. In addition, annual post-launch on-orbit payments to Orbital Sciences were reduced and will now be payable in maximum amounts of up to $1.125 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the Orb-View-3 system, for a total possible maximum obligation of $6.375 million.
      Net cash provided by financing activities was $22.2 million in 2004, $20.2 million in 2003 and $0 in 2002. In conjunction with the NextView program, on November 16, 2004, ORBIMAGE completed a private placement in which the Company issued investment units composed of 3.25 million shares of common stock and warrants to purchase 4.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds. Additionally, ORBIMAGE incurred approximately $10.2 million of investment management fees and legal and other professional costs associated with a series of debt offerings that will be executed in 2005 associated with the NextView program. The 2003 amount consists of $19.1 million of loan proceeds that were used to procure launch insurance for OrbView-3 and $2.5 million of proceeds loaned by Orbital Sciences to the Predecessor Company. The insurance loan was converted into ORBIMAGE Senior Notes and the Orbital Sciences loan was converted into Successor Company Senior Subordinated Notes upon emergence from bankruptcy.
      Our operations are subject to certain risks and uncertainties that are inherent in the remote sensing industry. We have incurred losses since inception, and we believe that we will continue to do so through 2005. As of December 31, 2004, we had $60.6 million of unrestricted cash and cash equivalents. As stated previously, approximately $47.5 million of this balance is committed for payments to subcontractors under the NextView program. In connection with the settlement agreement between the Predecessor Company and MDA regarding the sale of a license for rights to distribute data from the RadarSat-2 satellite being constructed by MDA, we possess a note for $1 million payable in October 2005. Historically our operating cash flows were primarily impacted by the delays we experienced in getting the OrbView-3 satellite to launch.
      Since our emergence from Chapter 11, we have funded our capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts and, since the award of the NextView contract, with regards to expenditures and cash flows relating to NextView, payments received under the NextView program. Our cash flows from operating activities have been at a break-even level since the commencement of full OrbView-3 operations at the end of the first quarter of 2004, and should increase with the addition of new customers. Our operating cash flows became more predictable in 2004 due to payments of guaranteed minimum amounts on our primary imagery contracts by all of our major customers, including the U.S. Government. As discussed below, we will be obligated to make cash payments of interest expense on our Senior Notes and Senior Subordinated Notes beginning in June 2005. Under our current debt covenants, we are permitted to spend approximately $6.4 million for capital expenditures (excluding the NextView program) during 2005. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, but our ability to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors. As discussed below, the Company’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite, and will be funded through separate issuances of debt and equity as well as from the Company’s future operating cash flows.
Capital Structure and Resources
      At December 31, 2004, our total long-term debt amounted to $85.0 million. On the Effective Date of our emergence from bankruptcy protection, holders of the Predecessor Company’s senior notes and the Predecessor Company’s qualified general unsecured creditors received $50 million of the Successor Company’s new Senior Subordinated Notes. In addition, Orbital Sciences received $2.5 million of Senior Subordinated Notes in full satisfaction of its claims, and certain other parties received approximately $1.5 million of Senior Subordinated Notes in exchange for advisory and other services. Each holder of the Predecessor Company’s Insurance Loan received, in full satisfaction of its Insurance Loan claim, its pro rata share of the Successor Company’s new Senior Notes totaling approximately $19.1 million. The Senior Notes rank senior to the Senior Subordinated Notes.
      Both the Senior Notes and the Senior Subordinated Notes accrued interest at the rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Thereafter, interest is payable in cash on a semiannual basis in arrears at the rate of 11.625 percent per annum, with such payments commencing on June 30, 2005. All cash on hand in excess of $45 million at June 30, 2005 (after cash required for operations, capital expenditures and required debt service) and all cash on hand in excess of $45 million semiannually thereafter (after cash required for operations, capital expenditures and required debt service) will be required to be used first to repurchase the Senior Notes, then to repurchase up to 50 percent of the

Senior Subordinated Notes. Interest payable in kind is expected to be approximately $10 million in 2004. Thereafter, annual interest payable in cash, assuming no repurchase of any portion of Senior Notes or Senior Subordinated Notes, would be approximately $9.7 million.
      Both the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants that restrict certain payments, capital expenditures, limitations on issuance of debt, transfers, and asset sales. The Senior Notes and the Senior Subordinated Notes both mature on June 30, 2008 and can be prepaid in full at any time under certain circumstances without penalty.
      The Senior Note agreement contains a covenant requiring us to maintain an on-orbit insurance policy for as long as the Senior Notes remain outstanding (the “Continuing Insurance”). The Continuing Insurance will be for a coverage amount equal to the lesser of $50 million or the maximum amount available to be underwritten in the insurance market.
      At December 31, 2004, we had contractual commitments to repay debt and to make payments under operating leases. Payments due under these long-term obligations (including interest obligations) and commitments are as follows:

	Payments due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt	$119,606	$9,883	$109,723	$—	$—
Operating lease commitments	1,393	414	675	304	—

Total contractual cash obligations	$120,999	$10,297	$110,398	$304	$—

In March 2005, ORBIMAGE signed a new lease for office space in its Dulles, Virginia facility through 2012. Total commitments under this lease are approximately $7.1 million.
      Under the Plan of Reorganization as confirmed by the Bankruptcy Court, all of the existing preferred stock, common stock and any options and warrants outstanding were cancelled as of the effective date of the reorganization. The capital stock of the Successor Company consists of 25.0 million authorized shares of new common stock. Holders of the Predecessor Company senior notes and the general unsecured creditors received a pro-rata distribution of 6.0 million shares of the Successor Company common stock on the Effective Date. These shares currently trade publicly in the over-the counter markets. Another 0.5 million shares of restricted stock and 0.4 million stock options have been issued as employee compensation since emergence from Chapter 11. These shares will vest over periods ranging from one to three years. The Predecessor Company’s outstanding preferred stock and outstanding warrants were cancelled as of the Effective Date. Holders of the Series A preferred stock were issued a pro-rata share of warrants to purchase up to 318,947 shares of Successor Company common stock at $28.22 per share. These warrants expire on December 31, 2007. These warrants were valued by the Successor Company at $2.04 per share.
      The Company’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. In order to fund its operations and obligations under the NextView Contract, the Company will need to raise approximately $265 million over a period of approximately two and one half years, which it intends to raise through a combination of (i) an issuance and sale of units composed of an aggregate of approximately 6.5 million shares of common stock and approximately 6.5 million new warrants for a price of $10 per unit totaling approximately $65 million, (ii) an issuance of $155 million of additional senior subordinated indebtedness that will rank no higher than pari passu with, and will not have any scheduled amortization or a maturity date prior to the scheduled maturity of, the existing Senior Subordinated Notes of the Company, and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million.
      The first portion of this funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company issued 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of this funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.5 million from the rights offering on March 24, 2005.
      ORBIMAGE has received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness in conjunction with the NextView Second Vendor program. The Company paid to the parties who committed to the additional senior subordinated indebtedness a commitment fee equal to 100 basis points in cash for the total aggregate principal to which their commitments relate plus a pro rata share of 155,000 shares. Since the commitments were not refinanced by three months from contract execution, the Company paid such parties an additional commitment fee in cash equal to 50 basis points. Additionally, if the commitments have not been refinanced by six months from contract execution, the Company will pay such parties additional commitment fees in cash equal to 100 basis points unless such parties are released from their commitment by the Company.
      At September 30, 2004 the Company had received consents from the holders of its Senior Subordinated Notes and the holders of its Senior Notes due 2008 that, among other things, permit the Company to use up to $45 million of its cash flow from existing operations toward project costs for the OrbView-5 satellite. The consenting holders who held notes on the record date of July 29, 2004 received a consent fee in additional notes equal to 200 basis points on the principal amount of the notes to which the holders’ consents relate.
      During the first quarter of 2005, we expect to repay our Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. In addition, we plan to release certain private investors, who had committed to purchase $155 million of senior subordinated indebtedness in the future to fund a portion of our project costs under the NextView Contract, from their commitments. As a result of this release, we would not be obligated to pay a commitment fee to such investors that would otherwise become due and payable on March 31, 2005.
      In the second quarter of 2005, we intend to undertake a holding company reorganization, which will result in a holding company being created that will hold all of the capital stock of the Company, and will itself be held by the shareholders of the Company immediately prior to consummation of the reorganization. We plan for the new holding company to raise approximately $240 million through an offering of new senior notes of the holding company in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and we have engaged a placement agent to assist us in the placement of these notes. The new senior notes would not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We expect that the holding company would contribute the proceeds of this offering to the Company as a capital contribution, which would constitute “unrestricted cash,” a portion of which we would be obligated to use to repay our Senior Subordinated Notes due 2008 together with interest thereon to June 30, 2005, under the mandatory redemption provisions of the Senior Subordinated Notes. Upon repayment of our Senior Subordinated Notes, we would provide a guarantee of the new senior notes issued by the new holding company. We expect to use the remainder of the cash that is contributed by the new holding company to replace the $155 million of debt commitments that were previously released, with the remaining proceeds to be used for general working capital purposes.
      The Company expects to generate at least $45 million of operating cash for the OrbView-5 construction costs over the construction period of OrbView-5. Since the NextView award, the Company has intensified its efforts to further develop its current operations, particularly in overseas markets. The incremental costs associated with international customers are expected to be smaller than the associated revenues, resulting in higher operating margins. Management believes that sufficient positive cash flow will be generated to allow the Company to meet its NextView funding commitment.
      In addition to allowing the Company to use cash flow from existing operations to perform under the NextView Contract, the consents discussed above modified certain other provisions of its indenture governing its Senior Subordinated Notes and the note and security agreement governing its Senior Notes to allow the Company to perform its obligations under the NextView contract. In particular, those amendments will allow the Company to incur additional senior subordinated indebtedness discussed above, to issue the shares and warrants in the private placement and this rights offering without forcing the Company to offer to repurchase its outstanding senior notes and senior subordinated notes, to hold cash for purposes of performing its obligations under the NextView Contract rather than using such cash to redeem some or all of the senior notes and senior subordinated notes, and to incur capital expenditures under the NextView Contract.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 establishes standards for how a company accounts for abnormal amounts of idle facility expense, freight, handling costs, and wasted material when pricing its inventory. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments,” that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company intends to adopt SFAS 123(R) in the third quarter of 2005, and to implement it on the modified prospective basis.

Item 7A.	Qualitative and Quantitative Disclosure of Market Risk.
      Our primary exposure to market risk relates to interest rates. Our financial instruments which are subject to interest rate risk principally are limited to fixed rate long-term debt. Our long-term debt can be prepaid in full at any time without penalty. We do not believe that our debt securities are subject to significant market risk.

Item 8.	Financial Statements and Supplementary Data.
ORBIMAGE INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
ORBIMAGE, Inc.
Dulles, VA
      We have audited the accompanying balance sheets of ORBIMAGE Inc. (Successor Company) as of December 31, 2004 and 2003 and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. We have also audited the statements of operations, stockholders’ equity, and cash flows of Orbital Imaging Corporation (Predecessor to ORBIMAGE Inc.) for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBIMAGE Inc. at December 31, 2004 and 2003 the results of its operations and its cash flows for the year ended December 31, 2004, and the results of operations and cash flows of Orbital Imaging Corporation for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Bethesda, MD
March 11, 2005

ORBIMAGE Inc.
STATEMENTS OF OPERATIONS

		Predecessor Company
	Successor Company	Years Ended December 31,
	Year Ended
	December 31, 2004	2003	2002

	(In thousands, except share data)
Revenues	$31,020	$9,219	$15,552
Direct expenses	33,754	10,697	10,498

Gross (loss) profit	(2,734)	(1,478)	5,054
Selling, general and administrative expenses	11,746	4,744	4,060
Asset losses and impairment charges	—	18,205	5,115

Loss from operations	(14,480)	(24,427)	(4,121)
Interest expense, net (excludes contractual interest of $26,156, and $19,258 in 2003 and 2002, respectively)	10,259	1,303	8,085

Loss before reorganization items and provision (benefit) for income taxes	(24,739)	(25,730)	(12,206)
Reorganization items:
Gain on debt discharge	—	(116,056)	—
Write off of unamortized debt issuance costs	—	—	11,252
Professional fees	—	6,067	7,218
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	—	(30)	(74)

Earnings (loss) before provision (benefit) for income taxes	(24,739)	84,289	(30,602)
Provision (benefit) for income taxes	—	—	—

Net earnings (loss)	$(24,739)	$84,289	$(30,602)

Earnings (loss) per common share — basic	$(3.80)	$3.34	$(1.26)
Earnings (loss) per common share — diluted	$(3.80)	$1.73	$(1.26)
See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,565	$14,405
Receivables net of allowances of $126 and $0, respectively	12,148	756
Other current assets	2,612	1,143

Total current assets	75,325	16,304
Property, plant and equipment, less accumulated depreciation of $3,751 and $0, respectively	18,263	17,714
Satellites and related rights, less accumulated depreciation and amortization of $18,142 and $0, respectively	116,640	89,370
Goodwill	28,490	28,490
Other assets	10,428	1,441

Total assets	$249,146	$153,319

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,970	$4,743
Amounts payable to subcontractors	47,545	—
Deferred revenue	2,234	651

Total current liabilities	53,749	5,394
Long-term debt	85,018	73,115
Deferred revenue, net of current portion	24,491	—

Total liabilities	163,258	78,509
Stockholders’ equity:
Common stock, par value $0.01; 25,000,000 shares authorized, 9,917,078 shares issued and outstanding and 6,332,993 shares issued and outstanding at December 31, 2004 and 2003, respectively	99	63
Additional paid-in-capital	112,373	78,149
Unearned compensation	(1,845)	(3,402)
Accumulated deficit	(24,739)	—

Total stockholders’ equity	85,888	74,810

Total liabilities and stockholders’ equity	$249,146	$153,319

See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
STATEMENTS OF CASH FLOWS

		Predecessor Company
	Successor Company	Years Ended
	Year Ended	December 31,
	December 31,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(24,739)	$84,289	$(30,602)
Adjustments to reconcile net earnings (loss) to net cash provided by (used) in operating activities:
Depreciation, amortization and other	22,575	3,356	6,454
Interest expense paid in kind	11,903	1,403	—
Stock compensation	3,452	—	—
Gain on debt extinguishment	—	(116,056)	—
Asset losses and impairment charges	—	18,205	5,134
Write off of unamortized debt issuance costs	—	—	11,252
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(11,993)	5,416	34,093
Decrease in other assets	1,000	—	22
Decrease in accounts payable and accrued expenses	(773)	(181)	(23,084)
Increase (decrease) in deferred revenue	26,075	581	(1,953)
Decrease in obligations to related parties	—	—	(169)
Liabilities subject to compromise:
Decrease in accounts payable and accrued expenses	—	—	(982)
Decrease in deferred revenue	—	—	(5,283)

Net cash provided by (used) in operating activities	27,500	(2,987)	(5,118)
Cash flows from investing activities:
Capital expenditures	(3,530)	(21,402)	(1,990)
Proceeds from sale of satellite license	—	10,000	—
Proceeds from launch delay penalties	—	2,284	—

Net cash used in investing activities	(3,530)	(9,118)	(1,990)
Cash flows from financing activities:
Prepaid financing costs	(10,174)	—	—
Issuance of common stock	32,364	—	—
Proceeds from insurance loan	—	17,717	—
Proceeds from Orbital Sciences note	—	2,500	—

Net cash provided by financing activities	22,190	20,217	—
Net increase (decrease) in cash and cash equivalents	46,160	8,112	(7,108)
Cash and cash equivalents, beginning of year	14,405	6,293	13,401

Cash and cash equivalents, end of year	$60,565	$14,405	$6,293

Supplemental cash flow information:
Interest paid	$—	$—	$34,292

Non-cash items:
Capital expenditures	$(47,545)	$—	$—
Amounts payable to subcontractors	47,545	—	—
Preferred stock dividends	—	—	1,111
See accompanying Notes to Financial Statements

ORBIMAGE Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Unearned	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

	(In thousands, except share data)
Balance as of December 31, 2001	25,214,000	$252	$87,502	$—	$(277,940)	$(190,186)
Issuance of stock options	—	—	5	—	—	5
Preferred stock dividends	—	—	—	—	(1,111)	(1,111)
Net loss	—	—	—	—	(30,602)	(30,602)

Balance as of December 31, 2002	25,214,000	252	87,507	—	(309,653)	(221,894)
Net earnings	—	—	—	—	84,289	84,289
Cancellation of Predecessor Company equity and application of Fresh-Start accounting	(25,214,000)	(252)	(87,507)	—	225,364	137,605

Successor Company — ORBIMAGE Inc. Balance as of December 31, 2003 prior to capitalization	—	—	—	—	—	—
Capitalization of Successor Company	6,057,539	60	74,750	—	—	74,810
Issuance of restricted stock	275,454	3	3,399	(3,402)		—

Balance as of December 31, 2003	6,332,993	63	78,149	(3,402)	—	74,810

Net loss	—	—	—	—	(24,739)	(24,739)
Issuance of common stock associated with equity offering, net of issuance costs	3,405,001	34	32,330	—	—	32,364
Issuance of restricted stock	179,084	2	1,894	—	—	1,896
Compensation attributable to vesting of restricted stock	—	—	—	1,557	—	1,557

Balance as of December 31, 2004	9,917,078	$99	$112,373	$(1,845)	$(24,739)	$85,888

See accompanying Notes to Financial Statements.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

(1)	Business Operations
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
      ORBIMAGE Inc. is a global provider of Earth imagery products and services. ORBIMAGE Inc. operates an integrated system of digital remote sensing satellites, U.S. and international ground stations and sales channels to collect, process and distribute Earth imagery products. The Company’s OrbView-3 satellite was successfully launched on June 26, 2003 and began generating revenues in 2004, providing one-meter panchromatic (black and white) and four-meter multi-spectral (color) imagery of the Earth. This imagery supports a wide range of applications including general mapping and charting, defense and intelligence, and commercial applications. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $23.2 million for the year ended December 31, 2004. The Company’s OrbView-2 satellite was launched on August 1, 1997 and collects one kilometer resolution multi-spectral imagery that supports a wide array of projects focusing on global environmental monitoring. The Company recognized revenues related to the OrbView-2 satellite of $4.4 million for the year ended December 31, 2004 while the Predecessor Company recognized revenues of $3.8 million and $9.8 million for the years ended December 31, 2003 and 2002, respectively.

Emergence from Chapter 11 Bankruptcy Protection
      On April 5, 2002, the Predecessor Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Predecessor Company had incurred losses since its inception, with an accumulated deficit of approximately $290 million as of the filing date. The Predecessor Company was in default on its senior notes and its ability to continue as a going concern was dependent on restructuring its senior notes. As of the date of the filing, the Predecessor Company’s current liabilities exceeded its current assets by approximately $230 million. The Predecessor Company had previously announced publicly that it intended to take such action in furtherance of its plan to reorganize and had been in negotiations with its senior noteholders, holders of its Series A Preferred Stock and Orbital Sciences Corporation (“Orbital Sciences”), its majority stockholder. The Predecessor Company was permitted to engage in ordinary course of business transactions without prior approval of the Bankruptcy Court.
      On September 15, 2003, the Predecessor Company filed its Fourth Amended Plan of Reorganization (the “Plan”) and Fourth Amended Disclosure Statement with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court on October 24, 2003. The Predecessor Company officially emerged from bankruptcy protection effective December 31, 2003 (the “Effective Date”). On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Holders of the Predecessor Company’s old notes and the Predecessor Company’s general unsecured creditors received $50 million in new Senior Subordinated Notes due 2008 and 6 million shares of new common stock of the Successor Company, representing approximately 99 percent of the then-outstanding capital stock of the Successor Company. In addition, Orbital Sciences received $2.5 million of Senior Subordinated Notes in full satisfaction of its claims, and certain other parties received approximately $1.5 million of Senior Subordinated Notes in exchange for advisory and other services. Holders of certain debt obligations incurred during the Predecessor Company’s bankruptcy period received approximately $19 million of new Senior Notes due 2008. Holders of the Predecessor Company’s Series A Preferred Stock received out-of-the-money warrants to purchase up to 318,947 shares of common stock of the Successor Company.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As a general rule, all of the Predecessor Company’s contracts and leases continued in effect in accordance with their terms, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Court provided the Predecessor Company with the opportunity to reject any executory contracts or unexpired leases that were burdensome or assume any contracts or leases that were favorable or otherwise necessary to its business operations. Certain executory contracts were rejected by the Predecessor Company during the course of the bankruptcy proceedings.

(2)	Significant Accounting Policies

Basis of Presentation
      In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of its Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In the accompanying financial statements and footnotes, references to the years ended December 31, 2003 and prior periods refer to the Predecessor Company while the year ended December 31, 2004 refers to the Successor Company. Also, the financial position as of December 31, 2004 and 2003 refer to the Successor Company. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior generally will not be comparable to those of the Successor Company.
      As of April 5, 2002, the date of the Predecessor Company’s voluntary petition for reorganization under Chapter 11, the Predecessor Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in SOP 90-7. Revenues, expenses, gains and losses relating to the reorganization are reported separately in the accompanying statement of operations for the years ended December 31, 2003 and 2002, respectively.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition
      ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of a multi-year sales contract. Accordingly, revenues are recognized on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.
      Revenue is recognized on contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to the Company’s customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $0.3 million and $0.2 million at December 31, 2004 and 2003, respectively, and were collected in the succeeding 12 month period. To the extent that estimated costs of completion are

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.
      Much of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.
      For contracts consisting of multiple elements, the Company identifies these elements and considers whether the delivered item(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery of performance of the undelivered item(s) considered probable and substantially in the Company’s control.
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

Stock-Based Compensation
      Compensation expense for employee stock-based compensation plans is measured using the market value as of the measurement date as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recognized over the restriction period for the restricted stock grants to the employees. To the extent that ORBIMAGE grants stock options to non-employee consultants or advisors, costs are recorded equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.
      For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods (see Note 16). The Company’s pro forma information follows:

	Successor	Predecessor Company
	Company
	2004	2003	2002

Net earnings (loss):
Net earnings (loss) available to common stockholders	$(24,739)	$84,289	$(31,713)
Fair value-based compensation cost, net of taxes	(595)	—	—

Pro forma net earnings (loss) available to common stockholders	$(25,334)	$84,289	$(31,713)

Earnings (loss) per common share — basic
As reported	$(3.80)	$3.34	$(1.26)

Pro forma	$(3.89)	$3.34	$(1.26)

Earnings (loss) per common share — diluted
As reported	$(3.80)	$1.73	$(1.26)

Pro forma	$(3.89)	$1.73	$(1.26)

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments,” that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. Consistent with the provisions of the new standard, the Company intends to adopt SFAS 123(R) in the third quarter of 2005, and to implement it on the modified prospective basis.

Cash and Cash Equivalents
      ORBIMAGE considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of operating cash in excess of FDIC insured limits and temporary cash investments. ORBIMAGE places temporary cash investments with high credit quality financial institutions that invest primarily in U.S. Government instruments guaranteed by banks or savings and loan associations which are members of the FDIC.

Recovery of Long-Lived Assets
      The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment losses are recognized when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Goodwill and Intangibles
      On January 1, 2002, the Predecessor Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite useful lives unless the intangible asset is impaired. The Successor Company performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at December 31, 2004 and 2003, respectively.
      As part of the Fresh-Start accounting as discussed in Note 3, ORBIMAGE recorded goodwill based on an independent enterprise valuation. Intangible assets that have finite useful lives continue to be amortized over those useful lives.

Income Taxes
      ORBIMAGE recognizes income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the period that includes the enactment date. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Satellites and Related Rights and Property, Plant and Equipment
      The Predecessor Company purchased the OrbView-2 License, the OrbView-3 satellite and the ground system assets from Orbital Sciences pursuant to the System Procurement Agreement, discussed in Note 5 below. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include the cost of any applicable launch insurance.
      Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 7 years
OrbView-2	7 1/2 years
OrbView-3	5 years
Leasehold improvements	Shorter of estimated useful life of lease or lease term

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 establishes standards for how a company accounts for abnormal amounts of idle facility expense, freight, handling costs, and wasted material when pricing its inventory. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
      SFAS 123(R), “Share-Based Payments,” was released by the FASB in December 2004. The Company plans to adopt this new standard prospectively in the third quarter of 2005. The Company has not yet completed an evaluation but expects the adoption of SFAS 123(R) to have an effect on its financial statements based on the unamortized pro forma expense related to unvested options outstanding at the date of adoption. A brief description of SFAS 123(R) appears in the stock-based compensation section within this note.

(3)	Fresh-Start Accounting, Reporting and Reorganization
      The emergence from Chapter 11 resulted in a new reporting entity and adoption of Fresh-Start accounting in accordance with SOP 90-7. We allocated the reorganization value to our net assets based on their estimated fair values in accordance with SFAS No. 141, “Business Combinations,” as of December 31, 2003, the Effective Date. Such fair values represented our best estimates based on independent valuations. These valuations were based on a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond our control. Immaterial differences between estimated pre-petition liabilities assumed by the Successor Company and the final settlement amounts were recognized as they occurred.
      ORBIMAGE developed a set of financial projections to facilitate the calculation of the enterprise value of the Successor Company. The enterprise value was determined with the assistance of a third party financial advisor using a discounted cash flow analysis. The discounted cash flow analysis was based upon five years

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
projected financial results, including an assumption for terminal values using cash flow multiples, discounted at our estimated post restructuring weighted-average cost of capital. The estimated enterprise value of ORBIMAGE on the effective date of the Plan of Reorganization (“POR”) was determined to be approximately $140 million to $155 million. We selected the midpoint of the range, approximately $148 million, as the estimated enterprise value. Pursuant to SOP 90-7, the reorganization value of ORBIMAGE on the effective date of the POR was determined to be approximately $153 million, which represented the enterprise value of $148 million plus the fair value of the current liabilities on December 31, 2003.
      As stated previously, ORBIMAGE’s post-emergence financial statements are not comparable with the Predecessor Company’s pre-emergence financial statements. The table below reflects the implementation of the POR and the adjustments of such assets and liabilities to fair value as of December 31, 2003 based on the Successor Company’s reorganization value as included in the POR and as approved by the Bankruptcy Court. The reorganization equity value of $74.8 million is calculated by subtracting the Successor Company’s debt of $73.1 million on the Effective Date from the estimated enterprise value. On December 31, 2003 all liabilities subject to compromise were settled in accordance with the POR by either being discharged by the Bankruptcy Court or settled as ongoing obligations.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The effects of the reorganization pursuant to the Restructuring Plan and the application of fresh start reporting on the Predecessor’s Company’s balance sheet as of December 31, 2003 are as follows (in thousands):

	Predecessor					Successor
	Company	Debt		Fresh-Start		Company
Condensed Balance Sheet	December 31, 2003	Discharge		Adjustments		December 31, 2003

Current assets:
Cash and cash equivalents	$14,405	$—		$—		$14,405
Receivables, net	784	(28	)(a)			756
Other current assets	1,143	—		—		1,143

Total current assets	16,332	(28)		—		16,304
Property, plant and equipment, net	17,714	—		—		17,714
Satellites and related rights, net	89,370	—		—		89,370
Goodwill	1,974	—		26,516	(A)	28,490
Other assets	1,441	—		—		1,441

Total assets	$126,831	$(28)		$26,516		$153,319

Current liabilities:
Accounts payable and accrued expenses (post petition)	$4,743	$—		$—		$4,743
Deferred revenue	651	—		—		651
Liabilities subject to compromise (pre-petition)	242,309	(242,309	)(a)	—		—

Total current liabilities	247,703	(242,309)		—		5,394
Long-term debt	21,640	(21,640	)(a,b)	—		73,115
		73,115	(a,b)
Series A preferred stock	111,150	(111,150	)(c)	—		—
Stockholders’ equity:
Common stock	252	(192	)(c,d)	3	(B)	63
Additional paid-in-capital	87,507	111,342	(c,d)	(120,700	)(A,B)	78,149
Unearned compensation	—	—		(3,402	)(B)	(3,402)
Accumulated deficit	(341,421)	190,806	(a,b)	150,615	(A)	—

Total stockholders’ equity (deficit)	(253,662)	301,956		26,516		74,810

Total liabilities and stockholders’ equity (deficit)	$126,831	$(28)		$26,516		$153,319

Notes:

a —	To reflect discharge of the disputed liabilities and liabilities subject to compromise per the POR.

b —	To record the cancellation of the $19.1 million Insurance Loan and issuance of $19.1 million of Senior Notes to the holders of the Insurance Loan and $54.0 million of Senior Subordinated Notes to the qualified creditors of the Predecessor Company.

c —	To reflect the discharge of the preferred stock. All preferred stock was cancelled and warrants exercisable at $28.22 per warrant were issued pro-rata to the preferred stockholders.

d —	To record the cancellation of Predecessor Company’s common stock (25.2 million shares) and issuance of Successor Company’s common stock (6.0 million shares).

A —	To record fresh start adjustments to eliminate accumulated deficit and record goodwill per the independent fair market valuation. Reorganization value in excess of the fair value of identified assets was recorded to reflect the enterprise value.

B —	To record the issuance of a restricted stock grant.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(4)	NextView Program
      The U.S. Government, through the National Geo-Spatial Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. The first NextView award was made to a competitor of the Company in September 2003.
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program allows NGA to have two separate providers of next generation high-resolution satellite imagery. On September 30, 2004, NGA announced that ORBIMAGE had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, ORBIMAGE is the prime contractor constructing a new satellite to be referred to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of December 31, 2004, NGA had paid the Company approximately $21.1 million. ORBIMAGE is deferring the cost share amounts until OrbView-5 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program. Total incurred costs of the OrbView-5 satellite and related ground systems were approximately $48.3 million at December 31, 2004. Approximately $47.5 million of this amount was payable to subcontractors at December 31, 2004. Of this amount, approximately $40.0 million was paid to subcontractors during the first quarter of 2005, with the remainder to be paid in April 2005.
      The Company anticipates the OrbView-5 satellite will launch and go into service in early 2007. ORBIMAGE intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium will cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which the Company anticipates will utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      ORBIMAGE’s performance under the NextView Contract will require significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. In order to fund its operations and obligations under the NextView Contract, ORBIMAGE will need to raise approximately $265 million over a period of approximately two and one half years, which it intends to raise through a combination of (i) an issuance and sale of units composed of an aggregate of 6.5 million shares of common stock and 6.5 million new warrants for a price of $10 per unit totaling $65 million, which would be raised through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional senior subordinated indebtedness that will rank no higher than pari passu with, and will not have any scheduled amortization or a maturity date prior to the scheduled maturity of, the existing senior subordinated notes of the Company, and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million.
      The first portion of this funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company issued 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of this funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed.

(5)	Relationship with Orbital Sciences
      The Predecessor Company was initially established as a wholly-owned subsidiary of Orbital Sciences. In 1997, the Predecessor Company issued preferred stock to private investors to fund a significant portion of the remaining costs of existing projects (the “Private Placement”). During 1997, the Predecessor Company also executed certain contracts with Orbital Sciences whereby all assets and liabilities of Orbital Sciences’ operating division, the Predecessor Company, were sold to the Predecessor Company at historical cost.
      The Predecessor Company had three significant contracts with Orbital Sciences at the beginning of 2002: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended (the “System Procurement Agreement”), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the “OrbView-2 License”), and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the “Administrative Services Agreement”).
      Under the System Procurement Agreement, the Predecessor Company purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling the Predecessor Company to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. Pursuant to the System Procurement Agreement, the Predecessor Company committed to purchase various satellites, rights and ground systems for approximately $279.9 million, net of $31.0 million to be funded by the U.S. Air Force through a contract with Orbital Sciences. The System Procurement Agreement originally called for the OrbView-3 satellite to be constructed and launched before OrbView-4; however, continuing schedule delays resulted in OrbView-4 being constructed and delivered first. The OrbView-4 satellite suffered a launch failure in September 2001 and did not reach its intended orbit. On the date of the Bankruptcy Filing, $4.4 million of costs previously incurred under the System Procurement Agreement were outstanding.
      On June 19, 2002, the Official Committee of Unsecured Creditors (the “Creditors Committee”) appointed in the bankruptcy proceeding filed a motion in the Bankruptcy Court for authority to conduct discovery against Orbital Sciences under Federal Rules of Bankruptcy Procedure 2004. The stated purpose of the Creditors Committee in seeking such discovery was to investigate the details of the Predecessor Company’s relationship and transactions with Orbital Sciences in order to reveal whether claims were warranted against Orbital Sciences or certain of its directors, officers and former officers on theories that might include, among others, wrongful control and domination, breach of fiduciary duty, breach of contract, fraud and misrepresentation.
      On July 24, 2002, the Predecessor Company initiated an adversary proceeding in the Bankruptcy Court by filing a complaint seeking damages and other relief from Orbital Sciences due to, among other things, breach of the satellite System Procurement Agreement between the two parties, conversion of property, breach of fiduciary duty, fraud and misrepresentation, and civil conspiracy in connection with various transactions with Orbital Sciences and MacDonald, Dettwiler and Associates Ltd. (“MDA”), Orbital Sciences’ former subsidiary. The complaint also named certain officers/ directors of Orbital Sciences as defendants in connection with certain of the claims. The Bankruptcy Court ordered that the majority of the

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
claims against Orbital Sciences be referred to resolution by binding arbitration in accordance with the arbitration provisions of the procurement agreement between the Predecessor Company and Orbital Sciences.
      On February 11, 2003, the Predecessor Company signed a Settlement Agreement with the Creditors’ Committee and Orbital Sciences to facilitate the Predecessor Company’s emergence from its Chapter 11 reorganization proceeding. Under the Settlement Agreement, the Predecessor Company agreed to suspend its pending litigation with Orbital Sciences in exchange for additional working capital and other consideration to be provided by Orbital Sciences. The Settlement Agreement provided for mutual releases of all claims among the parties, including the Predecessor Company and a significant majority of its bondholders and preferred stockholders, Orbital Sciences, and certain officers/directors of Orbital Sciences. The releases became effective upon launch of the OrbView-3 satellite by Orbital Sciences and payment by Orbital Sciences of $2.5 million to the Predecessor Company (the “Orbital Sciences Payment”). In exchange, Orbital Sciences received new notes that were equal to the Orbital Sciences Payment and ranked pari passu with the new notes to be issued to the Predecessor Company’s pre-bankruptcy unsecured creditors. As part of the Settlement Agreement, if OrbView-3 was not launched by April 30, 2003 or on-orbit check out was not successfully completed by July 31, 2003, Orbital Sciences would pay the Predecessor Company delay penalties. Orbital Sciences also agreed to eliminate the $4.4 million obligation discussed above and further agreed to defer a $1.5 million on-orbit milestone payment due Orbital Sciences until May 7, 2005, the one-year anniversary of the date of acceptance by ORBIMAGE of the OrbView-3 system. In addition, the maximum amount of the annual post-launch on-orbit payments to Orbital Sciences was reduced from $2.25 million to $1.125 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the OrbView-3 system, for a total maximum obligation of $6.375 million. The Predecessor Company obtained formal approval of the Settlement Agreement from the Bankruptcy Court on February 19, 2003.
      Because the OrbView-3 launch did not occur by April 30, 2003, the terms of the Settlement Agreement required that Orbital Sciences pay the Predecessor Company daily launch delay penalties of $16,430 beginning May 1, 2003 until Launch had occurred. Furthermore, because the Predecessor Company did not accept the OrbView-3 System as provided in the System Procurement Agreement by July 31, 2003, Orbital Sciences was required to pay the Predecessor Company daily checkout delay penalties of $16,430 until either (i) the Predecessor Company accepted the OrbView-3 system; (ii) Orbital Sciences had made all commercially reasonable efforts to achieve on-orbit verification and checkout of the OrbView-3 system; or (iii) the delay penalty cap of $5 million was reached. The checkout penalty delays were terminated in October 2003 when it was mutually agreed that Orbital Sciences had made all commercially reasonable efforts to achieve on-orbit verification. Orbital Sciences paid the Predecessor Company delay penalties of approximately $2.3 million during the year ended December 31, 2003.
      Under the OrbView-2 License Agreement, Orbital Sciences has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 License Agreement, Orbital Sciences assigned to ORBIMAGE all amounts that are due or become due to Orbital Sciences under a contract Orbital Sciences had with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the OrbView-2 satellite. This contract expired on December 19, 2002. Effective December 20, 2002, the Predecessor Company executed a new contract to provide OrbView-2 imagery to NASA for a one-year period. This contract was renewed effective December 20, 2003 for an additional year.
      Under the Administrative Services Agreement, the Predecessor Company paid Orbital Sciences for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital Sciences. The Administrative Services Agreement was terminated on March 31, 2002. As part of the Settlement Agreement, the Predecessor Company and Orbital Sciences executed a sublease agreement which permitted ORBIMAGE to continue subleasing its current office space from Orbital Sciences through April 2005.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(6)	Asset Losses and Impairment Charges

Loss on Sale of RadarSat-2 License
      In 1998, the Predecessor Company entered into an agreement with MDA, then a Canadian subsidiary of Orbital Sciences, under which the Predecessor Company acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the “RadarSat-2 License”). Under the RadarSat-2 License, MDA would own and operate the RadarSat-2 satellite, and would provide operations, data reception, processing, archiving and distribution services to the Predecessor Company. The Company’s acquisition of the RadarSat-2 License was to cost $60 million, of which $30 million was paid in 1999. The RadarSat-2 License Agreement was terminated on February 9, 2001 and replaced with a new RadarSat-2 Territorial License agreement (the “RadarSat-2 Territorial License”), pursuant to which MDA granted to the Predecessor Company an exclusive territorial license to distribute and sell RadarSat-2 imagery in North America (except Canada) for $40 million. The $30 million of payments previously remitted to MDA under the original RadarSat-2 License agreement were applied to the $40 million license fee under the RadarSat-2 Territorial License. The License required the Predecessor Company to pay the remaining $10 million license fee obligation in 2002. The Predecessor Company did not pay the remaining $10 million obligation because of numerous program delays and began to pursue litigation against MDA related to the RadarSat-2 Territorial License, seeking, among other things, rescission of the RadarSat-2 License and the return of the $30 million that the Predecessor Company paid to MDA. The Predecessor Company entered into a settlement agreement with MDA dated September 12, 2003 whereby the RadarSat-2 Territorial License Agreement was returned to MDA for $12 million. MDA paid $10 million in October 2003 to the Predecessor Company and $1 million in October 2004 and will pay us $1 million in October 2005. If MDA were to default in making such payment, interest would accrue on the unpaid principal amount at the default rate of 18 percent per annum compounded quarterly. The Predecessor Company recorded a loss on the sale of the RadarSat-2 Territorial License of $18.2 million in 2003.

Asset Impairments
      Due to continued delays in the completion of OrbView-3 and RadarSat-2, the entry of competitors in markets served by us and the effect of terrorism activities on Federal funding for scientific imagery applications, we evaluated the recoverability of our remaining satellites and ground station assets pursuant to SFAS No. 144. Accordingly, the carrying value of the OrbView-2 license was adjusted to its most likely estimated fair value based on anticipated future discounted cash flows, resulting in a $5.1 million non-cash impairment charge for the year ended December 31, 2002.

(7)	Comprehensive Income (Loss)
      For the years ended December 31, 2004, 2003, and 2002, there were no material differences between net earnings (loss) as reported and comprehensive income (loss).

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(8)	Earnings (Loss) Per Common Share
      The computations of basic and diluted loss per common share were as follows for the years ended December 31, 2004, 2003, and 2002 (in thousands, except share data):

	Successor Company	Predecessor Company

	2004	2003	2002

Numerator for basic and diluted earnings (loss) per common share:
Net earnings (loss)	$(24,739)	$84,289	$(30,602)
Preferred stock dividends	—	—	(1,111)

Net earnings (loss) available to common stockholders	$(24,739)	$84,289	$(31,713)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	6,513,231	25,214,000	25,214,000
Average number of common shares assuming conversion of Series A 12% cumulative convertible preferred stock	n/a	23,389,664	(a )

Average number of common shares outstanding for diluted computations	6,513,231	48,603,664	25,214,000
Earnings (loss) per common share — basic	$(3.80)	$3.34	$(1.26)

Earnings (loss) per common share — diluted(b)	$(3.80)	$1.73	$(1.26)

(a)	The effect of the conversion of the Series A preferred stock is antidilutive for the year ended December 31, 2002.

(b)	All warrants, nonvested restricted stock and employee and stock options of the Successor Company are antidilutive because the Successor Company incurred a net loss for the year ended December 31, 2004. All warrants and employee stock options of the Predecessor Company are antidilutive since such warrants and options had exercise prices in excess of the average market value of the Predecessor Company’s common stock.

(9)	Property, Plant and Equipment
      Property, plant and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	Successor	Successor
	Company	Company
	2004	2003

Land	$213	$213
Ground system assets	19,289	16,068
Furniture and equipment	1,968	897
Leasehold improvements	544	536
Accumulated depreciation and amortization	(3,751)	—

Total	$18,263	$17,714

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization expense was $3.8 million, $1.1 million, and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	Satellites and Related Rights
      Satellites and related rights consisted of the following at December 31, 2004 and 2003 (in thousands):

	Successor	Successor
	Company	Company
	2004	2003

In service:
OrbView-2 License	$3,054	$3,054
OrbView-3 Satellite	86,468	—
Accumulated depreciation and amortization	(18,142)	—

	71,380	3,054
Satellites in process	45,260	86,316

Total	$116,640	$89,370

      During the first quarter of 2004, the OrbView-3 system became fully operational. The total capitalized cost of the OrbView-3 system is being depreciated over its five-year design life. Total satellite depreciation and amortization expense was $21.9 million, $2.3 million, and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(11)	Income Taxes
      The Predecessor Company recorded no income tax expense for the years ended December 31, 2004, 2003 and 2002 as a result of tax losses incurred in those years. The differences between the tax provision (benefit) calculated at the statutory Federal income tax rate and the actual tax provision (benefit) for each of those years are as follows:

	Successor	Predecessor	Predecessor
	Company	Company	Company
	2004	2003	2002

U.S. Federal tax at statutory rate	$(8,411)	$24,833	$(6,579)
State income taxes, net	(1,041)	3,068	(813)
Valuation allowance	9,452	(27,901)	7,392
Other	—	—	—

Total tax provision	$—	$—	$—

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The primary components of federal deferred tax assets and liabilities were as follows (in thousands):

	Successor	Successor
	Company	Company
	2004	2003

Deferred tax assets related to:
Net operating loss carryforward	$60,318	$50,516
Property, plant and equipment	7,125	7,453
Other	606	558

Deferred tax assets	68,049	58,527
Less: valuation allowance	(67,961)	(58,367)

Net deferred tax assets	88	160
Deferred tax liabilities related to:
Amortization	(88)	(160)

Net deferred tax assets	$—	$—

      The increase in valuation allowance is principally the result of current year operating losses. We believe it is more likely than not that our existing deferred tax assets will not be realized. As of December 31, 2004, we had net operating loss carryforwards totaling approximately $158 million, which expire beginning in 2021. Such net operating loss carryforwards are subject to certain limitations and other restrictions.

(12)	Long-Term Debt
      Long-term debt consisted of the following as December 31, 2004 and 2003 (in thousands):

		Successor	Successor
		Company	Company
	Maturity Date	2004	2003

Senior Subordinated Notes	June 30, 2008	$62,774	$53,995
Senior Notes	June 30, 2008	22,244	19,120

Total		$85,018	$73,115

      Prior to the Bankruptcy filing, the Predecessor Company had approximately $225 million of senior notes outstanding. Interest on the senior notes accrued at a rate of 11.625% per annum and was payable semi-annually in arrears on March 1 and September 1. The senior notes were to mature on March 1, 2005. At December 31, 2001, the Predecessor Company was in default with regard to the senior notes because the Predecessor Company did not make the scheduled interest payments for that year. On February 10, 2002, the senior noteholders received approximately $28.4 million of insurance proceeds as payment of the outstanding interest on the senior notes, which cured the payment default. This payment included interest on the overdue installments of interest which was payable at a rate of 12.625 percent per annum. The Predecessor Company made a partial payment of $5.9 million to the senior noteholders in conjunction with the March 1, 2002 semiannual interest payment on March 31, 2002, but was in default again on its interest obligations under the senior notes by $7.2 million with regard to that payment. As a result of the Bankruptcy Filing on April 5, 2002, an automatic stay was imposed to prevent claimants from attempting to collect amounts due or to proceed against property of the Predecessor Company.
      The Predecessor Company recorded interest expense on the senior notes until April 5, 2002. In accordance with SOP 90-7, interest expense was not recorded during the Chapter 11 period because it was considered probable that a claim for payment of interest would not be allowed. If the Predecessor Company

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
had recorded interest expense during the Chapter 11 period, interest expense for the years ended December 31, 2003 and 2002 would have increased by approximately $28.0 million and $22.0 million, respectively.
      In conjunction with the issuance of the senior notes, the Predecessor Company incurred debt financing costs which had been deferred and were being amortized over the term of the senior notes. Such amortization was reported as a component of interest expense. As a result of the Chapter 11 filing, the Predecessor Company ceased amortizing these costs and wrote them off.
      In June 2003, the Predecessor Company purchased insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-3. The Predecessor Company paid approximately $14.8 million to purchase insurance coverage of $51 million on behalf of the senior note holders. Certain of the members of the informal committee of holders of the senior notes loaned the Predecessor Company the funds necessary to purchase the insurance coverage (the “Insurance Loan”). the Predecessor Company also borrowed funds required to pay a 20 percent commitment fee to the Insurance Loan lenders for securing the loan. The total amount borrowed under the Insurance Loan was approximately $17.8 million. Interest accrued on the Insurance Loan at an annual rate of 13.625% and was added to the principal balance. The Predecessor Company recognized interest expense on the insurance loan of approximately $1.3 million during the year ended December 31, 2003.
      On the Effective Date of our emergence from bankruptcy protection, holders of the Predecessor Company’s senior notes and the Predecessor Company’s qualified general unsecured creditors received $50 million of the Successor Company’s new Senior Subordinated Notes. In addition, Orbital Sciences received $2.5 million of Senior Subordinated Notes in full satisfaction of its claims, and certain other parties received approximately $1.5 million of Senior Subordinated Notes in exchange for advisory and other services. Each holder of the Predecessor Company’s Insurance Loan received, in full satisfaction of its Insurance Loan claim, its pro rata share of the Successor Company’s new Senior Notes totaling approximately $19.1 million. The Senior Notes rank senior to the Senior Subordinated Notes. The Senior Notes and the Senior Subordinated Notes both mature on June 30, 2008 and can be prepaid in full at any time without penalty.
      Both the Senior Notes and the Senior Subordinated Notes accrued interest at the rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Thereafter, interest is payable in cash on a semiannual basis in arrears at the rate of 11.625 percent per annum, with such payments commencing on June 30, 2005. Interest payable in kind was $10 million for the year ended December 31, 2004. Thereafter, annual interest payable in cash, assuming no repurchase of any portion of Senior Notes or Senior Subordinated Notes, is expected to be approximately $9.7 million.
      Both the Senior Notes and the Senior Subordinated Notes contain certain restrictive covenants that restrict certain payments, capital expenditures, limitations on issuance of debt, transfers, and asset sales. All cash on hand in excess of $15 million at June 30, 2004 and $45 million at December 31, 2004 (after cash required for operations, capital expenditures and required debt service) was required to be used first to repurchase the Senior Notes, then to repurchase up to 50 percent of the Senior Subordinated Notes. No repurchase of Senior Notes and Senior Subordinated Notes occurred in 2004.
      The Senior Note agreement contains a covenant requiring the Company to maintain an on-orbit insurance policy for as long as the Senior Notes remain outstanding (the “Continuing Insurance”). The Continuing Insurance will be for a coverage amount equal to the lesser of $50 million or the maximum amount available to be underwritten in the insurance market. ORBIMAGE paid approximately $1.1 million in January 2004 to procure the Continuing Insurance.
      ORBIMAGE has received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness in conjunction with the NextView Second Vendor program. The additional senior subordinated indebtedness will rank pari passu with the Company’s existing Senior Subordinated Notes due 2008 and will not have any scheduled amortization or a maturity date prior to

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
the scheduled maturity of the Senior Subordinated Notes. The Company paid to the parties who committed to the additional senior subordinated indebtedness a commitment fee equal to 100 basis points in cash for the total aggregate principal to which their commitments relate plus a pro rata share of 155,000 shares. Since the commitments were not refinanced by three months from contract execution, the Company paid such parties an additional commitment fee in cash equal to 50 basis points, or $0.8 million, in January 2005. Additionally, if the commitments have not been refinanced by six months from contract execution, the Company will pay such parties additional commitment fees in cash equal to 100 basis points unless such parties are released from their commitment by the Company.
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

(13)	Leases
      Total rental expense under operating leases was $0.8 million, $0.7 million, and $0.2 million for the years ended December 31, 2004, 2003, and 2002. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2004 were as follows (in thousands):

2005	$414
2006	229
2007	224
2008	222
2009	215
Thereafter	89

$1,393

      In March 2005, ORBIMAGE signed an agreement to lease office space beginning in April 2005 for a seven-year term. The total rental commitment under this lease is approximately $7.1 million.

(14)	Employee Benefit Plan
      The Company’s employees participate in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the “Retirement Plan”) in accordance with Section 401(k) of the Internal Revenue code of 1986, as amended. The Company’s contributions to the Retirement Plan are made based on certain plan provisions and at the discretion of the Board of Directors. The annual contribution expense was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(15)	Capital Stock
      Under the POR as confirmed by the Bankruptcy Court, all of the Predecessor Company’s existing preferred stock, common stock and any options and warrants outstanding were cancelled as of the Effective Date. The capital stock of the Successor Company consists of 25,000,000 authorized shares of new common

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
stock. Holders of the Predecessor Company senior notes and the general unsecured creditors received a pro-rata distribution of 6,000,000 shares of the Successor Company common stock on the Effective Date. Outstanding preferred stock was cancelled as of the Effective Date. Holders of the Series A preferred stock were issued a pro-rata share of warrants to purchase up to 318,947 shares of new common stock at $28.22 per share on the Effective Date. These warrants expire on December 31, 2007. The warrants were valued by the Successor Company at $4.73 and $2.04 per share using the Black-Scholes options pricing model at December 31, 2004 and 2003, respectively. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the warrant being valued, and requires certain assumptions, such as the expected amount of time a warrant will be outstanding until it is exercised or it expires, to calculate the fair value per share of warrants issued. The assumptions used to determine the value of the warrants at December 31, 2004 and 2003 were as follows:

	2004	2003

Volatility	47.3%	41.0%
Dividend yield	0.00%	0.0%
Risk-free interest rate	3.6%	3.2%
Expected average life	4 years	5 years
Exercise price per warrant	$28.22	$28.22
      On November 16, 2004, the Company issued 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share in a private placement to certain private investors. At the closing of the private placement, the Company received $32.5 million in gross proceeds. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. In February 2005, the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expire on March 14, 2005. The Company will receive approximately $32.5 million from the rights offering if the rights offering is fully subscribed.

(16)	Stock Incentive Plans
      On December 31, 2003, ORBIMAGE adopted the Employee Stock Incentive Plan (the “Stock Plan”), under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, directors, consultants or advisors. As of December 31, 2003, 826,364 shares were authorized and available for grant under the Stock Plan. On December 31, 2003, 275,454 shares of restricted stock were issued. These shares vest in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The fair market value of the restricted stock was valued at the reorganization equity value of ORBIMAGE on the Effective Date divided by the number of ORBIMAGE common shares issued to the creditors upon reorganization. ORBIMAGE issued 156,424 shares in a restricted stock grant to employees on July 1, 2004. The restricted shares will vest entirely between December 31, 2004 and December 31, 2008.
      During 2004, ORBIMAGE issued stock options that generally will vest in annual increments of 20 percent commencing December 31, 2004. The options were valued by the Company at $14.48 per option using the Black-Scholes options pricing model at December 31, 2004. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time a warrant will be outstanding until it is

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
exercised or it expires, to calculate the fair value per share of options issued. The assumptions used to determine the value of the options at December 31, 2004 were as follows:

2004

Volatility	47.3%
Dividend yield	0.00%
Risk-free interest rate	4.2%
Expected average life	10 years
Weighted average exercise price per option	$7.33
      The following table details the stock option activity during 2004:

			Weighted	Outstanding
	Number of	Option Price	Average	and
	Shares	Per Share	Exercise Price	Exercisable

Outstanding as of December 31, 2003	—	—	—	—
Granted	317,559	6.50-18.25	7.33
Cancelled or expired	(687)	6.50	6.50

Outstanding as of December 31, 2004	316,872	$6.50-18.25	$7.33	59,059

      Through the Predecessor Company’s stock option plan, as amended (the “Prior Stock Plan”), the Predecessor Company could issue to its employees, Orbital Sciences’ employees, consultants or advisors incentive or non-qualified options to purchase up to 4,800,000 shares of the Predecessor Company ’s common stock. Under the Prior Stock Plan, stock options could not be granted with an exercise price less than 85% of the stock’s fair market value at the date of the grant as determined by the Board of Directors. The Predecessor Company’s options vested in one-third increments over either a two-year or a three-year period. The maximum term of an option was 10 years. No options were granted for the years ended December 31, 2003 and 2002. The Prior Stock Plan was terminated on the Effective Date, and all options issued were cancelled on that date.
      The following table summarizes the activity relating to the Prior Stock Plan for the years ended December 31, 2002 and 2003:

			Weighted	Outstanding
	Number of	Option Price	Average	and
	Shares	Per Share	Exercise Price	Exercisable

Outstanding as of December 31, 2001	3,019,227	1.50-7.25	4.10	2,381,318
Canceled or expired	(678,647)	1.50-7.25	4.21

Outstanding as of December 31, 2002	2,340,580	1.50-7.25	4.10	2,215,266
Canceled or expired	(2,340,580)	1.50-7.25	4.10

Outstanding as of December 31, 2003	—	$—	$—	—

      Had the Predecessor Company determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, no compensation expense would have been recorded for the years ended December 31, 2003 and 2002 because the options were worthless as a result of the Chapter 11 filing.

(17)	Information on Industry Segments and Major Customers
      ORBIMAGE operated as a single segment for the year ended December 31, 2004. The Predecessor Company operated as a single segment for the years ended December 31, 2003 and 2002.

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Total domestic and foreign sales for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Successor	Predecessor	Predecessor
	Company	Company	Company

	2004	2003	2002

Domestic	$16,567	$3,525	$13,115
Foreign	14,453	5,694	2,437

Total	$31,020	$9,219	$15,552

      At the end of the first quarter of 2004, ORBIMAGE was awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. The total value of the contract is $27.5 million over two years, of which approximately $10.5 million and $12 million represent minimum commitments to purchase imagery in years one and two, respectively. The contract also provides for NGA to reimburse approximately $5.0 million for infrastructure costs the Company incurred and will incur to provide the required imagery. In June 2004, ORBIMAGE received an additional task order to provide $6.4 million of production services to NGA under the program during the first year of the contract. ORBIMAGE recognized revenues of $11.8 million for the year ended December 31, 2004 related to this contract.
      ORBIMAGE recognized revenue related to contracts with the U.S. Government, its largest customer, of $15.9 million for the year ended December 31, 2004. The Predecessor Company recognized revenue related to contracts with the U.S. Government of $2.7 million in 2003 and $11.9 million in 2002, representing 29 percent and 76 percent of total revenues recognized during 2003 and 2002, respectively.
      During 2004, ORBIMAGE commenced revenue recognition from contracts to supply OrbView-3 imagery to its regional distributors in Asia. These contracts provide for guaranteed annual minimum imagery purchases totaling approximately $13.0 million for terms ranging from one to four years excluding option periods. ORBIMAGE recognized revenue of $4.5 million, $3.8 million and $3.2 million associated with imagery sales to its three largest international customers, which represents 14 percent, 12 percent and 10 percent, respectively, of total revenues recognized during 2004.

(18)	Summary of Quarterly Information (Unaudited)

	Successor Company

	2004 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$2,010	$9,749	$8,891	$10,370
Gross profit (loss)	(4,566)	376	(157)	1,613
Net loss	(8,389)	(4,428)	(6,140)	(5,782)
Loss per diluted share(a)	(1.32)	(0.70)	(0.95)	(0.74)

ORBIMAGE Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Successor Company

	2004 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$1,690	$1,302	$1,134	$5,093
Gross profit (loss)	(24)	(336)	(931)	(187)
Net loss	(2,744)	(2,996)	(4,640)	94,669
Earnings (loss) per diluted share(a)	(0.11)	(0.12)	(0.18)	1.95

(a)	For 2004, the sum of each quarter’s loss per diluted share does not equal earnings per diluted share reported for the full year due to the effect of the issuance of 3.4 million shares in the fourth quarter of 2004. For 2003, the sum of each quarter’s earnings (loss) per diluted share does not equal earnings per diluted share reported for the full year due to the antidilutive effect of the assumed conversion of the Series A preferred stock in the first three quarters of 2003.

Fourth Quarter Items
      In the fourth quarter of 2003, the Predecessor Company recorded a loss on the sale of the RadarSat-2 Territorial License of $18.2 million, which was offset by the gain recorded on the discharge of Predecessor Company debt of $116.1 million. In the fourth quarter of 2002, the Predecessor Company wrote off unamortized debt issuance costs of $11.3 million, recorded a charge for impairment on the OrbView-2 satellite of $5.1 million and incurred reorganization charges of $3.1 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report, and, based on its evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.
      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
Directors of ORBIMAGE
      The following table lists our directors as of March 25, 2005.

Name	Age	Position

James A. Abrahamson	71	Chairman of the Board, Director
Matthew M. O’Connell	52	President, Chief Executive Officer and Director
Joseph M. Ahearn	50	Director
Talton R. Embry	58	Director
Lawrence A. Hough	60	Director
John W. Pitts	55	Director
William W. Sprague	47	Director
      Each director serves from the date of his election or appointment to the Board until the next annual meeting of shareholders and until his successor is duly elected and qualified.
General (Ret.) James A. Abrahamson
Director (Chairman)
      General Abrahamson has been a member of the board since April 1998. General Abrahamson currently serves as Chairman and Chief Executive Officer of StratCom, LLC and Sky Sentry LLC. From 1992 to 1995, he served as Chairman of Oracle Corporation. He served as Executive Vice President for Corporate Development for Hughes Aircraft Company from October 1989 to April 1992 and President of the Transportation Sector for Hughes Aircraft Company from April 1992 to September 1992. General Abrahamson directed the Strategic Defense Initiative from April 1984 until he retired from the Air Force in January 1989 at the rank of Lieutenant General. He also directed the development of the F-16 Multi-National Fighter and served as NASA Associate Administrator for Space Flight, managing NASA’s space shuttle from its first flight through ten safe and successful missions.
Matthew M. O’Connell
CEO, President and Director
      Matthew O’Connell is the Chief Executive Officer and President of ORBIMAGE and he also serves on the board of directors since 2001. Mr. O’Connell served as Acting CEO of our Predecessor Company from October 2001 to December 31, 2003, after which he assumed his current position with ORBIMAGE. Prior to joining our Predecessor Company, Mr. O’Connell was a Managing Director at Crest Advisors, a New York based private investment bank that invested in and advised middle-market companies, especially in the media and communications industries. Mr. O’Connell has over twenty years of experience in communications management and finance. Prior to joining Crest, Mr. O’Connell was Senior Vice President, Legal and Business Affairs for Sony Worldwide Networks, a division of Sony Corporation specializing in radio and Internet programming. Before working at Sony, he served as Senior Vice President and General Counsel of Osborn Communications Corporation, a publicly traded radio and television station operator. Prior to his tenure at Osborn, Mr. O’Connell was the Assistant General Counsel at Cablevision Systems Corporation, where he was responsible for acquisitions and finance, including the company’s initial public offering. Mr. O’Connell began his career as a lawyer on Wall Street, specializing in mergers and acquisitions and corporate finance. Mr. O’Connell earned his Juris Doctor in Law from the University of Virginia and a BA from Trinity College, where he was elected to Phi Beta Kappa.

Joseph M. Ahearn
Director
      Joseph M. Ahearn, a director since December 2003, is a Partner of Pilgrim Advisors in White Plains, New York. He has also served as President and CEO of Toy Biz Inc., Managing Director of Tot Funding, Inc., and as a Partner of GDL Management, Inc. Mr. Ahearn also serves as director of LaRoche Industries and Hedstrom Corporation. Mr. Ahearn was a member of the firm of Touche Ross & Co. from 1981 to 1987 and Arthur Andersen & Co. from 1976 to 1980.
      Mr. Ahearn serves as Chairman of the Audit Committee.
Talton R. Embry
Director
      Talton R. Embry, a director since December 2003, has been Chairman of Magten Asset Management Corp. since 1978. Mr. Embry was chairman of the Official Committee of Unsecured Creditors in our bankruptcy proceeding from April 2002 until July 2003. Mr. Embry is a director of First Union Real Estate Equity and Mortgage Investments and National Patent Development. He was formerly co-chairman and a director of Revco Drug Stores (now CVS Corp). He has been a director of Anacomp, BDK Holdings, Capsure Holdings (now CNA Surety), Combined Broadcasting, Salant, Texscan, Thermadyne, Varco International, and Westpoint Stevens.
      Mr. Embry is a member of the Audit Committee and the Compensation Committee.
Lawrence A. Hough
Director
      Lawrence A. Hough, a director since December 2003, is Chairman of Stuart Mill Capital, Inc. Mr. Hough previously served as Co-chairman and Chief Executive Officer of SatoTravel, President and Chief Executive Officer of Sallie Mae, Chief Financial Officer of Hufcor and served in the United States Navy as a Lieutenant. Mr. Hough is also a director of SynXis Corporation, Versura, Inc., Community Foundations of America and a trustee of the Levine School of Music and the Shakespeare Theatre.
      Mr. Hough is a member of the Audit Committee.
John W. Pitts
Director
      John W. Pitts, a director since December 2003, presently serves as President and Managing Member of JWPITTS LLC. Previously he held the position of Corporate Director of Schwartz Electro-Optics, Inc, President and Chief Executive Officer of Reflectone, Inc., President and General Manager of Systems Research Laboratories, Inc. and Senior Vice President, Calspan-SRL Corporation.
      Mr. Pitts serves as Chairman of the Compensation Committee.
William W. Sprague
Director
      William Sprague has been a member of the Board since 1997. A Managing Director at Sandors Morris Harris, where he manages the investment banking division, Mr. Sprague was the founder and President of Crest Communications Holdings LLC, and its affiliate, Crest Advisors LLC, a private investment bank that invested in and advised middle-market companies, especially in the media and communications industries. Crest Communications Holdings LLC held Series A Preferred Stock in our Predecessor Company and received warrants as parts of our restructuring, which it sold. From 1989 to 1996, Mr. Sprague served in various positions at Smith Barney, Inc., including as a Managing Director and head of the Media and Telecommunications Group, as co-head of the Mergers and Acquisitions Group and as a senior member of

Smith Barney Inc.’s high yield group. From 1985 to 1989, Mr. Sprague was a Vice President at Kidder Peabody & Co. Incorporated in the High Yield/ Merchant Banking Group.
Audit Committee Financial Expert
      The Board has determined that the Chairman of the Audit Committee, Mr. Ahearn, qualifies as an “audit committee financial expert” as defined in rules adopted by the SEC. The Board has also determined that Mr. Ahearn, and the other members of the Audit Committee, are independent of management, as required by the rules of the SEC.
Executive Officers who are not Directors
      The following table lists our executive officers who are not Directors as of March 25, 2005.

Name	Age	Position

William Schuster	53	Chief Operating Officer
Timothy J. Puckorius	44	Senior Vice President, Worldwide Marketing & Sales
Gary G. Adkins	55	Vice President, Federal and National Security Programs
Tony A. Anzilotti	43	Vice President, Finance and Controller
Lee Demitry	51	Vice President, Satellite Engineering and Operations
Alex J. Fox	43	Vice President, CIO Products and Solutions
Ray Helmering, Ph.D.	66	Vice President, Photogrammetric Engineering
William L. Warren	39	Vice President, General Counsel and Secretary
William Schuster
Chief Operating Officer
      William Schuster joined us in his current position in December 2004. Prior to joining ORBIMAGE, Mr. Schuster most recently served as President of Integrated Systems for BAE Systems. Prior to BAE, Mr. Schuster served at Harris Corporation as Vice President of Programs within the Government Communications System Division and was Vice President of the Space Applications Operation at Loral Space and Range Systems. Prior to that, Mr. Schuster was with the Central Intelligence Agency where he spent nearly twenty-two years. Mr. Schuster has a BSEE from the Polytechnic Institute of Brooklyn and has completed numerous graduate-level management courses and programs, including the Penn State Executive Management Program and the Mahler Advanced Management Skills Program.
Timothy J. Puckorius
Senior Vice President, Worldwide Marketing & Sales
      Timothy J. Puckorius joined us in his current position in December 2001. Prior to joining the Predecessor Company, Mr. Puckorius was Senior Vice President for WorldSpace Corporation, a global provider of digital satellite radio and multimedia, and held similar international marketing positions with Space Imaging Inc., Earth Observation Satellite Company (“EOSAT”), and EarthSat Corporation. Mr. Puckorius has lived in France, Belgium and Saudi Arabia and his academic background includes advanced degrees from The George Washington University (Washington, DC) and The American University in Paris (France). Mr. Puckorius serves on numerous industry-related Boards and Advisory Committees including the International Council of The George Washington University’s Elliott School of International Affairs.
Tony A. Anzilotti
Vice President, Finance and Controller
      Tony Anzilotti joined the Predecessor Company in June 2000 as Corporate Controller and was promoted to his current position in February 2003. Prior to joining ORBIMAGE, he worked for over 10 years with Lockheed Martin Corporation at its Corporate Headquarters in Bethesda, MD, in a number of progressively responsible positions in its accounting organization. Mr. Anzilotti received his Bachelor of Science degree in

Commerce with a concentration in accounting from the University of Virginia and is a Certified Public Accountant.
Lee Demitry
Vice President — Satellite Engineering and Operations
      Lee Demitry joined our Predecessor Company in late 1995. Prior to joining ORBIMAGE, Mr. Demitry was Director of Special Programs at Orbital Sciences. Prior to working at Orbital Sciences, Mr. Demitry served as Colonel (select) in the Air Force for 20-years and has managed several satellite projects, including projects for the U.S. space program at the Department of Defense. Mr. Demitry holds an MS in Astronautical Engineering from MIT, an MBA in Business Management from Golden Gate University, and a BS in Electrical Engineering from the United States Air Force Academy.
Alex J. Fox
Vice President/ CIO — Products & Solutions
      Alex Fox joined our Predecessor Company in 1997 and has over twenty years experience developing and deploying geospatial and intelligence solutions for both commercial and government clients. Prior to joining ORBIMAGE, Mr. Fox was employed by Orbital Sciences as Engineering Manager and was the Co-founder of the Transportation Managements Systems (TMS) group. Prior to Orbital Sciences, Mr. Fox was Senior Project Manager with Fairchild Space and Defense which was acquired by Orbital Sciences. Mr. Fox received an M.S. in Computer Science from John Hopkins University and a B.S. in Information and Computer Science from the Georgia Institute of Technology.
William L. Warren
Vice President, General Counsel and Secretary
      William Warren became the Vice President, General Counsel and Secretary in January 2004. Prior to joining ORBIMAGE, Mr. Warren practiced law in the Northern Virginia and Washington, D.C. offices of Latham & Watkins LLP, an international law firm, for several years. Prior to joining Latham & Watkins, Mr. Warren was an associate in the New York office of Baker & Botts, L.L.P. Mr. Warren received his Juris Doctor, with honors, from the University of Texas at Austin. He is admitted to practice in Virginia, New York and the District of Columbia.
Compensation of Directors
      ORBIMAGE pays its directors who are not officers fees for their services as directors as described in this paragraph. Each non-employee director receives an annual fee of $15,000; a fee of $1,000 for attendance at each in person meeting of the Board of Directors; and $500 for attendance at each telephonic meeting of the Board of Directors and each meeting of a committee of the Board of Directors. The Chairman of the Board and the chairman of the Audit Committee each receive a $5,000 annual fee, and the chairman of the Compensation Committee will receive an annual fee of $3,000. In addition, in 2004 a supplemental cash fee of $10,000 was paid to the chairman of the Audit Committee in recognition of his work in connection with our first audit following our bankruptcy and the registration of our common stock. In June 2004, the Board approved a non-employee director stock incentive plan for the non-employee directors. Under the non-employee director stock incentive plan, each non-employee director will receive annually an award of 1,000 “restricted” shares of common stock. The amount and type of awards to directors under the non-employee director stock incentive plan may be changed at any time by majority vote of the compensation committee.

Item 11.	Executive Compensation.
      The following table sets forth information concerning the compensation paid by the Company for the years ended December 31, 2004, 2003 and 2002: (i) to our President and Chief Executive Officer and (ii) to each of the four other most highly compensated executive officers in 2004 who were serving as executive officers at December 31, 2004 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual
		Compensation(1)		Restricted		Securities
				Share		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Awards		Options	Compensation

Matthew M. O’Connell	2004	$350,000	$87,500	—		45,307	$9,720	(2)
President and Chief	2003	$350,000	$87,500	$3,489,357	(3)	—	$78,587	(4)
Executive Officer	2002	$234,616	—	—		—	$56,645	(5)
Timothy J. Puckorius	2004	$200,000	$68,540	$85,020	(6)	25,890	$15,467	(7)
Senior Vice President	2003	$191,924	$55,200	$13,800	(8)	—	$27,462	(9)
Worldwide Sales & Marketing	2002	$185,000	—	—		—	$23,353	(10)
Lee Demitry	2004	$185,640	$50,123	$65,040	(11)	24,031	$7,623	(12)
Vice President — Satellite	2003	$173,923	$48,195	$5,355	(13)	—	$25,578	(14)
Engineering and Operations	2002	$168,639	—	—		—	$41,449	(15)
Alex J. Fox	2004	$175,139	$47,288	$55,490	(16)	24,031	$5,338	(17)
Vice President — Products	2003	$144,840	$41,119	$4,569	(18)	—	$20,129	(19)
And Solutions and Chief Information Officer	2002	$138,450	—	—		—	$33,674	(20)
William L. Warren	2004	$161,827	$59,400	$25,050	(21)	21,359	$6,146	(22)
Vice President, General	2003	—	—	—		—	—
Counsel and Secretary	2002	—	—	—		—	—

(1)	Compensation is reportable in the year in which the compensable service was performed even if the compensation was paid in a subsequent year.

(2)	Includes $8,200 matching contribution to 401(k) plan and $1,520 payment for life insurance premium.

(3)	Total includes 275,454 shares of restricted stock granted on December 31, 2003 pursuant to Mr. O’Connell’s employment agreement. Of such shares, 45,909 vested on June 30, 2004, 137,727 vested on January 3, 2005 and 91,818 will vest on January 3, 2006. Total also includes 7,085 shares of restricted stock granted as the stock portion of Mr. O’Connell’s 2003 bonus. Such shares will vest on June 30, 2005. To the extent we pay dividends on our shares of common stock, Mr. O’Connell will be entitled to dividends only on the shares which are then vested.

(4)	Includes $67,375 retention bonus, $9,692 matching contribution to 401(k) plan and $1,520 payment for life insurance premium.

(5)	Includes $55,125 retention bonus and $1,520 payment for life insurance premium.

(6)	Total includes 8,502 shares of restricted stock granted on July 1, 2004, 2,834 shares of which vest on each of December 31, 2004, 2005 and 2006. To the extent we pay dividends on our shares of common stock, Mr. Puckorius will be entitled to dividends only on the shares which are then vested.

(7)	Includes $7,000 commissions, $8,000 matching contribution to 401(k) plan and $467 payment for life insurance premium.

(8)	Total includes 1,117 shares of restricted stock granted as the stock portion of Mr. Puckorius’s 2003 bonus. Such shares will vest on June 30, 2005. To the extent we pay dividends on our shares of common stock, Mr. Puckorius will be entitled to dividends only on the shares which are then vested.

(9)	Includes $20,350 retention bonus and $7,112 matching contribution to 401(k) plan.

(10)	Includes $16,650 retention bonus, $3,857 sales commissions and $2,846 matching contribution to 401(k) plan.

(11)	Total includes 6,504 shares of restricted stock granted on July 1, 2004, 2,168 shares of which vest on each of December 31, 2004, 2005 and 2006. To the extent we pay dividends on our shares of common stock, Mr. Demitry will be entitled to dividends only on the shares which are then vested.

(12)	Includes $7,623 matching contribution to 401(k) plan.

(13)	Total includes 434 shares of restricted stock granted as the stock portion of Mr. Demitry’s 2003 bonus. Such shares will vest on June 30, 2005. To the extent we pay dividends on our shares of common stock, Mr. Demitry will be entitled to dividends only on the shares which are then vested.

(14)	Includes $18,700 retention bonus and $6,878 matching contribution to 401(k) plan.

(15)	Includes $18,822 retention bonus, $15,976 payment for accrued vacation foregone and $6,878 matching contribution to 401(k) plan.

(16)	Total includes 5,549 shares of restricted stock granted on July 1, 2004, 1,850 shares of which vest on each of December 31, 2004 and 2005 and 1,849 shares of which will vest on December 31, 2006. To the extent we pay dividends on our shares of common stock, Mr. Fox will be entitled to dividends only on the shares which are then vested.

(17)	Includes $5,338 matching contribution to 401(k) plan.

(18)	Total includes 370 shares of restricted stock granted as the stock portion of Mr. Fox’s 2003 bonus. Such shares will vest on June 30, 2005. To the extent we pay dividends on our shares of common stock, Mr. Fox will be entitled to dividends only on the shares which are then vested.

(19)	Includes $15,230 retention bonus and $4,899 matching contribution to 401(k) plan.

(20)	Includes $15,381 retention bonus, $13,865 payment for accrued vacation foregone and $4,427 matching contribution to 401(k) plan.

(21)	Total includes 2,505 shares of restricted stock granted on July 1, 2004, 835 shares of which vest on each of December 31, 2004 and 2005 and 1,849 shares of which will vest on December 31, 2006. To the extent we pay dividends on our shares of common stock, Mr. Warren will be entitled to dividends only on the shares which are then vested.

(22)	Includes $6,146 matching contribution to 401(k) plan.
OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
		Individual Grants			Annual Rates of
					Stock Price
		(c)			Appreciation for
	(b)	% of Total Options			Option Term
	Number of Securities	Granted to	(d)
(a)	Underlying Options	Employees in	Exercise Price	(e)	(f)	(g)
Name	Granted(1)	Fiscal Year	($/Sh)	Expiration Date	5%($)	10%($)

Matthew M. O’Connell	45,307	15.2%	$6.50	9/23/2014	$184,853	$468,927
Timothy J. Puckorius	25,890	8.7%	$6.50	9/23/2014	$105,631	$267,962
Lee Demitry	24,031	8.0%	$6.50	9/23/2014	$98,046	$248,721
Alex J. Fox	24,031	8.0%	$6.50	9/23/2014	$98,046	$248,721
William L. Warren	21,359	7.2%	$6.50	9/23/2014	$87,145	$221,066

(1)	All option grants were made on September 24, 2004 and vest in equal installments on each of December 31, 2004, 2005, 2006, 2007 and 2008.

AGGREGATED OPTION EXERCISES DURING 2004 AND DECEMBER 31, 2004 OPTION VALUES
      The table below shows information with respect to the number of stock options exercised by Named Officers during 2004 and the value of unexercised stock options granted under the 2003 Employee Stock Option Plan.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Option Shares		In-the-Money Options
	Shares		at December 31, 2004		at December 31, 2004
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew M. O’Connell	—	—	9,061	36,246	$108,732	$434,952
Timothy J. Puckorius	—	—	5,178	20,712	62,136	248,544
Lee Demitry	—	—	4,806	19,225	57,672	230,700
Alex J. Fox	—	—	4,806	19,225	57,672	230,700
William L. Warren	—	—	4,272	17,087	51,264	205,044
Employment Agreements
      ORBIMAGE and Matthew O’Connell entered into an employment agreement effective as of October 27, 2003, pursuant to which Mr. O’Connell serves as our President and Chief Executive Officer. The employment agreement calls for a base salary, an annual target bonus, a special bonus if the company refinances the current outstanding senior notes and senior subordinated notes prior to their maturity in 2008, Mr. O’Connell’s initial restricted stock grant, a company paid life insurance policy and eligibility for stock options. The annual bonus is subject to review of the Board of Directors on an annual basis and the award of the annual bonus is based upon the achievement of performance objectives of Mr. O’Connell personally and the company as a whole. In the event Mr. O’Connell is terminated without cause, he will have one year severance period during which he will receive an amount equal to his base salary for one year, payment of the annual bonus for the current year to which he would be entitled pro-rated for the number of months he was employed during the year and continuation of all health and life insurance benefits during his one year severance period.
      ORBIMAGE and Mr. Schuster entered into an employment agreement effective as of December 6, 2004, pursuant to which Mr. Schuster serves as Chief Operating Officer. The employment agreement calls for a base salary, and an annual target bonus. The agreement also provides for Mr. Schuster to receive an initial restricted stock grant to vest in equal installments over a four year period beginning with December 31, 2005, and a company paid life insurance policy. The annual bonus is subject to review of the Chief Executive Officer and the Board of Directors on an annual basis and the award of the annual bonus is based upon the achievement of performance objectives of Mr. Schuster personally and the company as a whole. In the event Mr. Schuster is terminated without cause, he will have a nine month severance period during which he will receive an amount equal to his base salary for such period, payment of the annual bonus for the current year to which he would be entitled pro-rated for the number of months he was employed during the year and continuation of all health and life insurance benefits during his nine month severance period.
      ORBIMAGE and Timothy Puckorius entered into an employment agreement effective as of October 27, 2003, pursuant to which Mr. Puckorius serves as our Senior Vice President — Worldwide Marketing and Sales. The employment agreement calls for a base salary, an annual target bonus, a company paid life insurance policy and eligibility for stock options. The annual bonus is subject to review of the Chief Executive Officer and the Board of Directors on an annual basis and the award of the annual bonus is based upon the achievement of performance objectives of Mr. Puckorius personally and the company as a whole. In the event Mr. Puckorius is terminated without cause, he will have a six month severance period during which he will receive an amount equal to his base salary for such period, payment of the annual bonus for the current year to which he would be entitled pro-rated for the number of months he was employed during the year and continuation of all health and life insurance benefits during his six month severance period.

Equity Incentive Plans
      2003 Employee Stock Incentive Plan. As of December 31, 2003, at the effectiveness of our plan of reorganization, 12% of our fully diluted common equity (consisting of 826,363 shares of common stock) was set aside for officers and other employees for the issuance of stock awards under the 2003 Employee Stock Incentive Plan of ORBIMAGE. Out of the shares reserved under this employee stock incentive plan, 275,454, representing 4% of the fully diluted common equity, was granted on December 31, 2003 to the Chief Executive Officer in the form of restricted stock vesting in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The remaining shares were left available for issuance under the plan may be issued from time to time as approved by the Board of Directors and the compensation committee of the Board of Directors. On July 1, 2004, we issued an aggregate 9,709 shares of restricted stock to our officers as part of their 2003 annual performance bonuses all of which will vest on June 30, 2005. In addition, on July 1, 2004, in recognition of past performance by employees of their work done during our Chapter 11 bankruptcy case, all employees who had served during the bankruptcy case received awards of restricted stock in an aggregate amount of 100,269 shares. These shares of restricted stock granted under special reorganization stock bonus vested as to all non-officer employees on December 31, 2004. For all officers, the shares of restricted stock granted under special reorganization stock bonus vested one third on December 31, 2004, with an additional one third to vest on December 31, 2005 and one third on December 31, 2006. On September 24, 2004, all employees were granted options to purchase an aggregate 297,600 shares of common stock for a purchase price of $6.50 per share. These options will vest 20% per year on each December 31, with the first 20% having vested on December 31, 2004.
      2004 Non-Employee Director Equity Incentive Plan. On June 24, 2004, ORBIMAGE established a 2004 Non-Employee Directors Incentive Equity Plan under which 70,000 shares of common stock were reserved for issuance to non-employee directors. Each non-employee director was granted 5,000 shares of restricted stock which vest 1,000 shares each July 1st, beginning July 1, 2004.
      401(k) Plan
      ORBIMAGE maintains a Section 401(k) and Profit Sharing Plan (the “401(k) Plan”) covering eligible employees. The 401(k) Plan permits eligible employees to defer up to a designated percentage of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. ORBIMAGE makes matching contributions for its employees up to 4% of an employee’s annual compensation. The 401(k) Plan is designed to qualify under Section 401 of the Code so that contributions by employees or ORBIMAGE to the 401(k) Plan and income earned on plan contributions are not taxable to employees until such amounts are withdrawn from the 401(k) Plan, and so that contributions by ORBIMAGE will be deductible by ORBIMAGE when made.
Compensation Committee Interlocks and Insider Participation
      The Compensation Committee of the Board of Directors is currently comprised of John W. Pitts, Jr. and Talton R. Embry, neither of whom is an executive of ORBIMAGE.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The following table shows the beneficial ownership of shares of common stock of ORBIMAGE as of March 1, 2005 by (i) each director of ORBIMAGE; (ii) the Chief Executive Officer and the four other most highly compensated executive officers of ORBIMAGE for the year ended December 31, 2004; (iii) all directors and executive officers of ORBIMAGE, as a group; and (iv) holders of 5% or more of our common stock.

      As of March 1, 2005, there are 14,171,562 shares of common stock outstanding. In addition, on March 25, 2005, pursuant to a rights offering to our existing stockholders, we issued an additional 3,258,406 shares. However, the holdings and percentages set forth in the table below are based upon holdings of our outstanding shares as of March 1, 2005, the most recent date for which such information regarding holdings is available.

	Number of Shares
	Beneficially		Percent of All
Name and Business Address of Beneficial Owner	Owned		Shares

Directors and Executive Officers*
Matthew M. O’Connell	291,600	(1)	2.1
Lee Demitry	11,744	(2)	—
Alex J. Fox	10,725	(3)	—
Timothy J. Puckorius	14,797	(4)	—
William L. Warren	6,777	(5)	—
James A. Abrahamson	5,000	(6)	—
Joseph M. Ahearn	5,000	(6)	—
Talton R. Embry	5,000	(6)	—
Lawrence A. Hough	5,000	(6)	—
John W. Pitts	5,000	(6)	—
William W. Sprague	5,000	(6)	—
All directors and executive officers as group (15 persons)	496,051	(1)(2)(3)(4)(5)(6)(7)	3.5
5% Holders
Harbert Distressed Master Fund, Ltd.(8)	4,208,979	(9)	29.7
Redwood Master Fund, Ltd.(10)	1,324,353	(11)	9.3
Deephaven Distressed Opportunities Trading, Ltd.(12)	1,042,962	(13)	7.4
Whitebox Advisors, LLC(14)	883,385	(15)	6.2
Credit Suisse First Boston LLC(16)	802,132	(17)	5.7

*	Unless otherwise indicated, the address is c/o ORBIMAGE Inc., 21700 Atlantic Boulevard, Dulles, Virginia 20166.

(1)	Total includes (i) 275,454 shares of restricted stock granted on December 31, 2003 pursuant to Mr. O’Connell’s employment agreement, of which, 45,909 vested on June 30, 2004, 137,727 vested on January 3, 2005 and 91,818 will vest on January 3, 2006, (ii) 7,085 shares of restricted stock granted as the stock portion of Mr. O’Connell’s 2003 bonus, which will vest on June 30, 2005 and (iii) 9,061 options to purchase common stock, which vested on December 31, 2004. To the extent we pay dividends on our shares of common stock, Mr. O’Connell will be entitled to dividends only on the shares which are then vested.

(2)	Total includes (i) 434 shares of restricted stock granted as the stock portion of Mr. Demitry’s 2003 bonus, which will vest on June 30, 2005, (ii) 6,504 shares of restricted stock granted on July 1, 2004, 2,168 shares of which vest on each of December 31, 2004, 2005 and 2006, and (iii) 4,806 options to purchase common stock, which vested on December 31, 2004.

(3)	Total includes (i) 370 shares of restricted stock granted as the stock portion of Mr. Fox’s 2003 bonus, which will vest on June 30, 2005, (ii) 5,549 shares of restricted stock granted on July 1, 2004, 1,850 shares of which vest on each of December 31, 2004 and 2005 and 1,849 shares of which will vest on December 31, 2006, and (iii) 4,806 options to purchase common stock, which vested on December 31, 2004.

(4)	Total includes (i) 1,117 shares of restricted stock granted as the stock portion of Mr. Puckorius’s 2003 bonus, which will vest on June 30, 2005, (ii) 8,502 shares of restricted stock granted on July 1, 2004, 2,834 shares of which vest on each of December 31, 2004, 2005 and 2006, and (iii) 5,178 options to purchase common stock, which vested on December 31, 2004.

(5)	Total includes (i) 2,505 shares of restricted stock granted on July 1, 2004, 835 shares of which vest on each of December 31, 2004, 2005 and 2006, and (ii) 4,272 options to purchase common stock, which vested on December 31, 2004.

(6)	Each of the non-employee directors received a grant of 5,000 shares of restricted stock which vest 1,000 shares per year on each July 1, beginning July 1, 2004.

(7)	Includes 11,200 options to purchase common stock issued to executive officers (other than Messrs. O’Connell, Demitry, Fox, Puckorius and Warren).

(8)	Includes Harbert Distressed Investment Master Fund, Ltd. (the “Master Fund”), HMC Distressed Investment Offshore Manager, L.L.C. (“HMC Management”), the sole investment manager of the Master Fund, HMC Investors, L.L.C. (“HMC Investors”), the managing member of both HMC Management and the Master Fund, Ltd. and the investment manager of Harbert Event Driven Master Fund, Ltd., Philip Falcone, a member of HMC Management, Distressed Investment Offshore Manager, L.L.C. who acts as the portfolio manager of the Master Fund on behalf of HMC Management and is the portfolio manager of Alpha US Sub Fund VI, LLC (which is a separate managed account), Raymond J. Harbert, a member of HMC Investors, and Michael D. Luce, a member of HMC Investors. The address of HMC Management and Philip Falcone is 555 Madison Avenue, 16th Floor, New York, NY 10022. The address for the Master Fund is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland. The address for HMC Investors, Raymond J. Harbert, and Michael D. Luce is One Riverchase Parkway South, Birmingham, AL 35244.

(9)	Based on publicly available filings with the SEC through January 28, 2005, Schedule 13D filed with the SEC on January 14, 2005, and Company records.

(10)	Address is 910 Sylvan Avenue, Englewood Cliffs, NJ 07632.

(11)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(12)	Address is 130 Cheshire Lane — Suite 102, Minnetonka, MN 55305.

(13)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(14)	Includes Whitebox Advisors, LLC (“WA”), Whitebox Convertible Arbitrage Advisors, LLC (“WCAA”), Whitebox Convertible Arbitrage Partners, L.P. (“WCAP”), Whitebox Convertible Arbitrage Fund, L.P. (“WCAFLP”), Whitebox Convertible Arbitrage Fund, Ltd. (“WCAFLTD”), Whitebox Hedged High Yield Advisors, LLC (“WHHYA”), Whitebox Hedged High Yield Partners, L.P. (“WHHYP”), Whitebox Hedged High Yield Fund, L.P. (“WHHYFLP”), Whitebox Hedged High Yield Fund, Ltd. (“WHHYFLTD”), AJR Financial, LLC (“AJR”), Pandora Select Advisors, LLC (“PSA”), Pandora Select Partners, L.P. (“PSP”), Pandora Select Fund, L.P. (“PSFLP”), and Pandora Select Fund, Ltd. (“PSFLTD”). WA, the managing member and sole owner of WCAA and WHHYA, has the power to direct the affairs of WCAA and WHHYA which manages accounts for the benefit of its clients WCAP, WCAFLP, WCAFLTD, WHHYP, WHHYFLP and WHHYFLTD. WCAA has the power to direct the affairs of WCAP and WHHYA has the power to direct the affairs of WHHYP including decision making power with respect to the disposition of the proceeds from the sale of the Common Stock. AJR, the managing member and sole owner of PSA, has the power to direct the affairs of PSA which manages accounts for the benefit of its clients PSP, PSFLP and PSFLTD. PSA has the power to direct the affairs of PSP including decision making power with respect to the disposition of the proceeds from the sale of the Common Stock. The address of WA, WCAA, WCAFLP, WHHYA, WHHYFLP, AJR, PSA, and PSFLP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. The address of WCAP, WCAFLTD, WHHYP, WHHYFLTD, PSP, and

PSFLTD is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortolla, British Virgin Islands.

(15)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(16)	Address is 11 Madison Avenue, New York, NY 10010.

(17)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

Item 13.	Certain Relationships and Related Transactions.
      Prior to the effectiveness of our plan of reorganization under Chapter 11 on December 31, 2003, Orbital Sciences held 99.9% of our then outstanding common stock representing approximately 50% of the voting power of our then outstanding equity securities. As part of our plan of reorganization, all of our stock held by Orbital Sciences was cancelled. Orbital Sciences and ORBIMAGE are parties to a system procurement agreement, pursuant to which, among other things, Orbital Sciences constructed, launched and sold the OrbView-3 satellite system to us. Under the system procurement agreement, we paid Orbital Sciences a total of $263 million, all of which was paid prior to 2003. Other than some continuing obligations such as warranty, performance of Orbital Sciences under the system procurement agreement has been completed. Our only remaining commitment is to pay certain post-launch performance payments over the next 4 years, if the OrbView-3 system’s on-orbit performance meets certain threshold requirements. Prior to its termination in June 2003, we were also party to an administrative services agreement with Orbital Sciences under which we reimbursed them for certain administrative services they provided, including use of our headquarters office space. We currently sublease our headquarters office space from Orbital Sciences, but will commence leasing it directly from the building’s owner in April 2005. For further information regarding our relationship with Orbital Sciences, see “Business — Company History; Relationship with Orbital Sciences” in Item 1 above.
      On November 16, 2004, we entered into various investment agreements with certain private investors, including Harbert Distressed Investment Master Fund, Ltd., Redwood Master Fund, Inc., Deephaven Distressed Opportunities Trading, Ltd., Whitebox Hedged High Yield Partners, L.P. and Credit Suisse First Boston LLC (and/or their affiliates), which currently hold approximately 29.7%, 9.3%, 7.4%, 6.2% and 5.7%, respectively, of our outstanding common stock.

Item 14.	Principal Accountant Fees and Services.
      On March 12, 2004, the Audit Committee of ORBIMAGE Inc. voted to retain BDO Seidman, LLP to serve as our new independent registered public accounting firm for the fiscal years ended December 31, 2003 and 2002. This decision was approved by our Board of Directors. All fees were pre-approved in accordance with the Audit Committee’s policies. The Audit Committee considered and concluded that the provision of those services by BDO Seidman, LLP was compatible with the maintenance of the auditor’s independence in conducting its auditing functions. The following table presents the fees billed by BDO Seidman, LLP for audit and audit-related services rendered in 2004.

2004

Audit Fees(1)	$261,652
Audit-related Fees(2)	22,000

Total	$283,652

NOTES TO TABLE:

(1)	Audit fees principally include the annual audits of the financial statements for the years ended December 31, 2003 and 2002, SEC registration statements and other filings, and consultation on accounting matters.

(2)	Audit-related fees principally include employee benefit plan audits for the years ended December 31, 2003 and 2002.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) List of financial statements filed as part of the Form 10-K.
      The following financial statements of ORBIMAGE Inc. are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:
(2) List of financial statement schedules filed as part of this Form 10-K.
      All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.
(c) Exhibits:

Exhibit No.		Description

2.1		Fourth Amended Disclosure Statement and Plan of Reorganization (incorporated by reference to Exhibit T3E to Form T-3 filed by Orbital Imaging Corporation on December 3, 2003 (File No. 022-28714))
3.1		Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit T3A to Form T-3 filed by Orbital Imaging Corporation on December 3, 2003 (File No. 022-28714))
3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit T3B to Form T-3 filed by Orbital Imaging Corporation on December 3, 2003 (File No. 022-28714))
4.1		Note and Security Agreement for Senior Notes Due 2008 (incorporated by reference to Exhibit 4.1 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4	.1.1	First Amendment to Note and Security Agreement for Senior Notes due 2008 (incorporated by reference to Exhibit 4.1.1 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
4.2		Indenture, Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit T3C to Form T-3 filed by Orbital Imaging Corporation on December 3, 2003 (File No. 022-28714))
4	.2.1	Supplemental Indenture, Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2.1 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
4.3		Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.4		Form of Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.5		Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
4.6		Form of Warrant — Warrants issued November 16, 2004 (incorporated by reference to Exhibit 4.6 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
4.7		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Post-effective Amendment No. 1 to Form S-1, filed February 14, 2004 (file no. 333-122493))
4.8		Specimen Warrant Certificate — Warrants issued in the rights offering (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to the Company’s registration statement on Form S-1 filed March 21, 2005 (file no. 333-122493))

Exhibit No.		Description

4.9		Form of Subscription Rights Certificate (incorporated by reference to Appendix B to the Company’s section 424(b)(3) Prospectus, filed February 14, 2004 (file no. 333-122493))
4.10		Warrant Agreement (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to the Company’s registration statement on Form S-1 filed March 21, 2005 (file no. 333-122493))
**10	.1	Distribution Agreement with NTT Data Corporation (incorporated by reference to Exhibit 10.1 to Form 10/ A filed on January 11, 2005 (File No. 0-50933))
**10	.1.1	Amendment No. 1 to Distribution Agreement with NTT Data Corporation (incorporated by reference to Exhibit 10.1.1 to Form 10/ A filed on January 11, 2005 (File No. 0-50933))
**10	.2	Amended and Restated Distributor License Agreement with Korea Aerospace Industries, Ltd. (incorporated by reference to Exhibit 10.2 to Form 10/ A filed on January 11, 2005 (File No. 0-50933))
*10	.2.1	Amendment No. 1 to Amended and Restated Distributor License Agreement with Korea Aerospace Industries, Ltd. (incorporated by reference to Exhibit 10.2.1 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
*10	.2.2	Amendment No. 2 to Amended and Restated Distributor License Agreement with Korea Aerospace Industries, Ltd. (incorporated by reference to Exhibit 10.2.2 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
*10	.2.3	Amendment No. 3 to Amended and Restated Distributor License Agreement with Korea Aerospace Industries, Ltd. (incorporated by reference to Exhibit 10.2.3 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
**10	.3	Amended and Restated Access Agreement (incorporated by reference to Exhibit 10.3 to Form 10/ A filed on January 11, 2005 (File No. 0-50933))
10.4		2003 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.5		2004 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.6		Employment Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.7		Restricted Stock Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.7 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.8		Employment Agreement for Tim Puckorius (incorporated by reference to Exhibit 10.8 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.9		Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.9 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.10		Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.11		Form of Investment Agreement for private placement of shares and warrants and commitment to backstop rights offering (incorporated by reference to Exhibit 10.11 to Form 10/ A filed on December 1, 2004 (File No. 0-50933))
***10	.12	Contract No. HM1573-04-C-0003 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/ A filed on January 27, 2005 (File No. 0-50933))
***10	.13	Contract No. HM1573-04-C-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/ A filed on January 27, 2005 (File No. 0-50933))
***10	.14	Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/ A filed on January 27, 2005 (File No. 0-50933))
10.15		Employment Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (file no. 333-122493))
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form S-1, filed February 2, 2004 (file no. 333-122493))

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell
31.2	Rule 13a-14(a) Certification of Tony A. Anzilotti
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

*	Portions of these exhibits, filed as exhibits to our Form 10/ A filed on December 1, 2004, were omitted pursuant to a request for confidential treatment. Such portions were filed separately with the Securities and Exchange Commission.

**	Portions of these exhibits, filed as exhibits to our Form 10/ A filed on January 11, 2005, were omitted pursuant to a request for confidential treatment. Such portions were filed separately with the Securities and Exchange Commission.

***	Portions of these exhibits, filed as exhibits to our Form 10/ A filed on January 27, 2005, were omitted pursuant to a request for confidential treatment. Such portions were filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIMAGE INC.

By:	/s/Matthew M. O’Connell

Matthew M. O’Connell,
President, Chief Executive Officer and Director
March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Tony A. Anzilotti Tony A. Anzilotti	Vice President Finance and Controller (Principal Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Talton R. Embry Talton R. Embry	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ John W. Pitts John W. Pitts	Director

/s/ William W. Sprague William W. Sprague	Director