Form 10-Q
period 2005-03-31
ORBIMAGE INC
filed 2005-05-16
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission file number 022-28714

ORBIMAGE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	54-1660268
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21700 Atlantic Boulevard
Dulles, VA	20166
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (703) 480-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2005
Common stock, $.01 par value	17,430,629

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORBIMAGE Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenues	$8,659	$2,010

Direct expenses	8,900	6,307

Gross loss	(241)	(4,297)

Selling, general and administrative expenses	2,548	1,643

Loss from operations	(2,789)	(5,940)

Interest expense, net	2,094	2,449

Loss from early extinguishment of debt	639	—

Loss before benefit for income taxes	(5,522)	(8,389)

Benefit for income taxes	—	—

Net loss	$(5,522)	$(8,389)

Loss per common share — basic and diluted	$(0.43)	$(1.32)

Weighted average shares outstanding – basic and diluted	12,937,491	6,332,993

See accompanying Notes to Condensed Financial Statements.

ORBIMAGE Inc.
CONDENSED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$83,379	$60,565
Receivables net of allowances of $127 and $126, respectively	7,986	12,148
Other current assets	3,954	2,612

Total current assets	95,319	75,325

Property, plant and equipment, at cost, less accumulated depreciation of $4,781 and $3,751, respectively	19,991	18,263
Satellites and related rights, at cost, less accumulated depreciation and amortization of $23,038 and $18,142, respectively	143,577	116,640
Goodwill	28,490	28,490
Other assets	11,239	10,428

Total assets	$298,616	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,420	$3,970
Amounts payable to subcontractors	21,043	47,545
Deferred revenue	2,377	2,234

Total current liabilities	28,840	53,749

Long-term debt	62,774	85,018
Deferred revenue, net of current portion	52,314	24,491

Total liabilities	143,928	163,258

Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 17,430,629 shares and 9,917,078 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	174	99
Additional paid-in-capital	186,252	112,373
Unearned compensation	(1,477)	(1,845)
Accumulated deficit	(30,261)	(24,739)

Total stockholders’ equity	154,688	85,888

Total liabilities and stockholders’ equity	$298,616	$249,146

See accompanying Notes to Condensed Financial Statements.

ORBIMAGE Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,522)	$(8,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,052	3,979
Interest paid in kind	—	2,477
Stock compensation	368	283
Loss on early extinguishment of debt	639	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	2,819	(3,414)
Increase in other assets	(212)	—
Increase (decrease) in accounts payable and accrued expenses	1,449	(1,215)
Increase in deferred revenue	27,967	1,719

Net cash provided by (used in) operating activities	33,560	(4,560)

Cash flows from investing activities:
Capital expenditures	(61,092)	(805)

Net cash used in investing activities	(61,092)	(805)

Cash flows from financing activities:
Extinguishment of long-term debt	(22,244)	—
Long-term debt repayment and issuance costs	(1,364)	—
Issuance of common stock	73,954	—

Net cash provided by financing activities	50,346	—

Net increase (decrease) in cash and cash equivalents	22,814	(5,365)

Cash and cash equivalents, beginning of period	60,565	14,405

Cash and cash equivalents, end of period	$83,379	$9,040

Supplemental cash flow information:
Interest paid	$646	$—

Non-cash items:
Capital expenditures	$(16,578)	$—
Amounts payable to subcontractors	16,578	—

See accompanying Notes to Condensed Financial Statements.

ORBIMAGE Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited interim condensed financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim condensed financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2004, which are included in ORBIMAGE Inc.’s Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

(2) Nature of Operations

     ORBIMAGE Inc. (“ORBIMAGE” or the “Company”), a Delaware corporation, is a global provider of Earth imagery products and services. ORBIMAGE operates an integrated system of digital remote sensing satellites, U.S. ground stations and U.S. and international sales channels to collect, process and distribute Earth imagery products and services. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. Revenues related to the OrbView-2 satellite were $0.8 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. The OrbView-3 satellite was launched on June 26, 2003 and was placed in service in February 2004. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $7.4 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

(3) Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

     ORBIMAGE’s principal source of revenue is the sale of satellite imagery and satellite imagery processing services to customers, value-added resellers and distributors. Such sales often require providing imagery over the term of a multi-year sales contract. Accordingly, revenues are recognized on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.

     Revenue is recognized on the contracts to construct distributor ground stations and contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to the Company’s customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $1.3 million and $0.3 million at March 31, 2005 and December 31, 2004, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

     For contracts consisting of multiple elements, the Company identifies these elements and considers whether the delivered item(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

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

Satellites and Related Rights

     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and are being depreciated over a 5-year period in accordance with its design life. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.1 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payments,” that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS 123(R) until 2006 for calendar year companies such as ORBIMAGE. The Company intends to adopt SFAS 123(R) in the first quarter of 2006. The Company is continuing to analyze and assess a number of technical implementation issues relating to adoption of the standard, including the selection and use of an appropriate valuation model, and therefore the ultimate impact of adopting SFAS 123(R) is not yet known.

(4) NextView Contract

     On September 30, 2004, the U.S. Government, through the National Geo-Spatial Intelligence Agency (“NGA”), announced that the Company had been awarded a contract under the NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we are, as prime contractor, constructing a new satellite, which we refer to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Total capitalized costs were $82.4 million at March 31, 2005. Under the NextView contract the Company has with NGA, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through March 31, 2005, NGA has paid $52.3 million to support the project. These funds are recorded as deferred revenue as the milestones are achieved and will be recognized as revenue once the satellite is placed into service.

     The Company anticipates the OrbView-5 satellite will be launched in early 2007 and placed into service in mid-2007. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). NGA will have the first right to order images from the satellite, which the Company anticipates will utilize approximately half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.

     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders; (ii) $155 million of additional indebtedness; and (iii) cash flow of approximately $45 million generated by the Company’s existing business. The first portion of this funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company received $32.5 million through the issuance of 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of this funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.6 million from the rights offering on March 24, 2005. The Company’s plans for the indebtedness portion of the funding are discussed in Note 7 below.

(5) Comprehensive Income (Loss)

     For the three months ended March 31, 2005 and 2004, there were no material differences between net loss as reported and comprehensive income (loss).

(6) Earnings (Loss) Per Common Share

     The computations of basic and diluted loss per common share were as follows for the three months ended March 31, 2005 and 2004 (in thousands, except share data):

	2005	2004
Numerator for basic and diluted loss per common share:
Loss available to common stockholders	$(5,522)	$(8,389)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding	12,937,491	6,332,993

Loss per common share – basic and diluted (a)	$(0.43)	$(1.32)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for each of the periods presented.

(7) Long-Term Debt

     ORBIMAGE’s Senior Notes and Senior Subordinated Notes accrued interest at the rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Thereafter, interest became payable in cash on a semiannual basis in arrears at the rate of 11.625 percent per annum, with such payments commencing on June 30, 2005. On March 31, 2005, we repaid our Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. The Company recorded a loss of $0.6 million on the early extinguishment of this debt. The Senior Subordinated Notes contain certain restrictive covenants that restrict certain payments, capital expenditures, limitations on issuance of debt, transfers, and asset sales. At June 30, 2005 and December 31, 2005, under the indenture governing the Senior Subordinated Notes, all cash on hand in excess of the sum of (i) $55 million; (ii) restricted cash; and (iii) proceeds from ORBIMAGE’s financings incurred in relation to the NextView program will be required to be used to repurchase the Senior Subordinated Notes.

     The Senior Note agreement contained a covenant requiring us to maintain an on-orbit insurance policy for as long as the Senior Notes remained outstanding (the “Continuing Insurance”). ORBIMAGE paid approximately $2.1 million in January 2005 to procure approximately $49 million of Continuing Insurance to comply with this covenant for 2005. Under the indenture for the Senior Subordinated Notes, ORBIMAGE is required to continue to obtain on-orbit insurance for as long as the Senior Subordinated Notes are outstanding, on terms determined in good faith by our Board of Directors to be in the best interests of the Company.

     In 2004, ORBIMAGE received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness. Effective March 31, 2005, ORBIMAGE released the commitment providers from their commitments. In the second quarter of 2005, we intend to undertake a holding company reorganization, which will result in a holding company being created that will hold all of the capital stock of the Company, and will itself be held by the shareholders of the Company immediately prior to consummation of the reorganization. We plan for the new holding company to raise approximately $240 million through an offering of new senior secured notes of the holding company in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and we have engaged a placement agent to assist us in the placement of these notes. The new senior secured notes would not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We expect that the holding company would contribute the proceeds of this offering to the Company as a capital contribution, a portion of which would constitute “unrestricted cash,” which we would be obligated to use to redeem our Senior Subordinated Notes due 2008 in full together with interest thereon to the date of their redemption shortly after June 30, 2005, under the mandatory redemption provisions of the Senior Subordinated Notes. Upon redemption of our Senior Subordinated Notes, we would provide a guarantee of the new senior secured notes issued by the new holding company. We expect to use the remainder of the cash that is contributed by the new holding company to replace the $155 million of debt commitments that were previously released, with the remaining net proceeds to be used for general working capital purposes.

(8) Information on Industry Segments and Major Customers

     The Company operated as a single segment for the three months ended March 31, 2005 and 2004. The Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $5.0 million for the three months ended March 31, 2005, representing approximately 58% of total revenues recognized during the period. The Company also recognized revenue of approximately $1.3 million, $0.9 million and $0.7 million in 2005 associated with imagery sales to its three largest international customers, which represents 14%, 10% and 8%, respectively, of total revenues recognized during the period.

     The Company recognized revenues related to contracts with the U.S. Government, one of its largest customers, of approximately $0.4 million for the three months ended March 31, 2004, representing approximately 22% of total revenues recognized during the period. ORBIMAGE also recognized revenue of approximately $0.5 million in the first quarter of 2004 associated with imagery sales to its largest international customer, which represents 26% of total revenues recognized during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ORBIMAGE Inc. (“ORBIMAGE” or the “Company”) operates two satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated OrbView-5. The principal sources of revenue are the sale of satellite imagery to customers and regional distributors and the processing and production of imagery and geospatial information. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, will be entitled to receive contractual payments in advance of product delivery. Deferred revenue will initially be recorded for the total amount of the advance payments under these contracts and recognized as revenue over the contractual delivery period.

     NextView Program. On September 30, 2004, the U. S. Government through the National Geo-Spatial Intelligence Agency (“NGA”) announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, ORBIMAGE will, as prime contractor, construct a new satellite, which it will refer to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.

     The Company anticipates the OrbView-5 satellite will be launched in early 2007 and placed into service in mid-2007. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). NGA would have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.

RESULTS OF OPERATIONS

     The condensed financial information presented herein is unaudited and has been reviewed by independent accountants.

     Revenues. Revenues for the three months ended March 31, 2005 were approximately $8.7 million as compared to $2.0 million in the same period in 2004. In the first quarter of 2004, the Company commenced OrbView-3 satellite operations for two of its regional distributors in Asia, recognizing revenues of $0.6 million during that period. At the end of the first quarter of 2004, the Company was awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. In the first quarter of 2005, the Company recognized revenues associated with the OrbView-3 satellite program of approximately $7.4 million.

     Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of direct expenses. Direct expenses for the three months ended March 31, 2005 were approximately $8.9 million, a significant increase from first quarter 2004 direct expenses of approximately $6.3 million. In February 2004, we commenced recording depreciation expense on the OrbView-3 satellite and related ground station assets. Approximately $1.7 million of the increase in direct expense resulted from the recording of a full quarter of depreciation expense on the OrbView-3 satellite in the first quarter of 2005 versus a partial amount in the comparable 2004 period. The remaining increase represents staffing and other non-labor costs associated with a full quarter of OrbView-3 revenue-generating operations in 2005 as compared to a two-month period in 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $2.5 million for the three months ended March 31, 2005 compared to $1.6 million recorded for the 2004 period. The $0.9 million increase in SG&A over the previous year is largely attributable to increased sales and marketing expenditures to pursue business opportunities combined with increased staffing of both sales and administration.

     Interest Expense, net. The Company recorded net interest expense of approximately $2.1 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively. These amounts principally represent interest expense incurred on the Senior Notes and Senior Subordinated Notes. Both the Senior Notes and the Senior Subordinated Notes initially incurred interest payable in kind at an annual rate of 13.625 percent through December 31, 2004. Total interest expense paid in kind in the first quarter of 2004 was approximately $2.5 million. At December 31, 2004, approximately $10.3 million of interest expense paid in kind was added to the principal balance, resulting in total long-term debt of $85.0 million. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incur interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. Interest expense was $2.5 million for the Senior Notes and the Senior Subordinated Notes as of March 31, 2005. ORBIMAGE recorded interest income of $0.4 million for the three months ended March 31, 2005.

     Loss from early extinguishment of long-term debt. On March 31, 2005, ORBIMAGE repaid the Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included an amount representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. The Company recorded a loss of $0.6 million associated with the early extinguishment of the Senior Notes.

     Benefit for Income Taxes. The Company recorded no income tax benefit for the three months ended March 31, 2005 and 2004, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.

     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to OrbView-5 construction costs was $238.3 million at March 31, 2005. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include potential orders to be issued under indefinite-delivery/indefinite-quantity (“IDIQ”) type contracts. Total funded backlog was $37.3 million at March 31, 2005. In addition, the NGA’s share of OrbView-5 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after OrbView-5 has been placed into service.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, the Company had approximately $83.4 million of cash, cash equivalents and available-for-sale securities.

     Net cash provided by operating activities was approximately $33.6 million and net cash used in operating activities was $4.6 million during the three months ended March 31, 2005 and 2004, respectively.

The increase in cash provided by operating activities is primarily attributable to the $28 million increase in deferred revenue which represents milestone payments received from NGA for the NextView program during the first quarter of 2005. The Company has achieved each of the program milestones on the NextView contract through March 31, 2005 in accordance with the milestone schedule. The Company has received approximately $52.3 million of NextView milestone payments from NGA through March 31, 2005, which represents all of the payments currently available under the milestone schedule. ORBIMAGE also generated $2.8 million of cash in the first quarter of 2005 through the collection of amounts owed by the U.S Government and regional distributors for OrbView-3 imagery and products. The Company also generated cash of approximately $1.5 million through its on-going operations. In the first quarter of 2004, ORBIMAGE used cash to fund its operations prior to the commencement of OrbView-3 revenue-generating activities as well as to make payments to obtain on-orbit insurance coverage on OrbView-3 and pay professional advisors in connection with the Company’s restructuring activities.

     Investing activities used cash of approximately $61.1 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures associated with the NextView program were approximately $60.6 million for the three months ended March 31, 2005.

     In February 2005, ORBIMAGE commenced a rights offering in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. ORBIMAGE received approximately $32.6 million from the rights offering on March 24, 2005. The Company also received $42.5 million of proceeds form the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004. These proceeds were offset by the repayment of the Company’s Senior Notes due 2008 on March 31, 2005 as described above. ORBIMAGE neither received nor used cash for financing activities during the three months ended March 31, 2004.

     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. As stated previously, ORBIMAGE has secured its equity commitment through the private placement of equity which closed in November 2004 and the subscription rights offering which closed in March 2005.

     In 2004, ORBIMAGE received commitments from investors to fund the $155 million in aggregate principal amount of additional senior subordinated indebtedness. Effective March 31, 2005, ORBIMAGE released the commitment providers from their commitments. In the second quarter of 2005, we intend to undertake a holding company reorganization, which will result in a holding company being created that will hold all of the capital stock of the Company, and will itself be held by the shareholders of the Company immediately prior to consummation of the reorganization. We plan for the new holding company to raise approximately $240 million through an offering of new senior secured notes of the holding company in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, and we have engaged a placement agent to assist us in the placement of these notes. The new senior secured notes would not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We expect that the holding company would contribute the proceeds of this offering to the Company as a capital contribution, a portion of which would constitute “unrestricted cash,” which we would be obligated to use to redeem our Senior Subordinated Notes due 2008 in full together with interest thereon to the date of their redemption shortly after June 30, 2005, under the mandatory redemption provisions of the Senior Subordinated Notes. Upon redemption of our Senior Subordinated Notes, we would provide a guarantee of the new senior secured notes issued by the new holding company. We expect to use the remainder of the cash that is contributed by the new holding company to replace the $155 million of debt commitments that were previously released, with the remaining net proceeds to be used for general working capital purposes.

     In the first quarter of 2005, ORBIMAGE repaid its Senior Notes due 2008 and signed a new lease for office space in its Dulles, Virginia facility through 2012. At March 31, 2005, we had contractual commitments to repay debt and to make payments under operating leases. The following table reflects payments due by period under the Company’s long-term obligations and commitments:

		Payments due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long-term debt	$62,774	$—	$62,774	$—	$—
Operating lease commitments	7,664	982	1,038	1,057	4,587

Total contractual cash obligations	$70,438	$982	$63,812	$1,057	$4,587

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payments,” that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. SFAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented.

     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS 123(R) until 2006 for calendar year companies such as ORBIMAGE. We intend to adopt SFAS 123(R) in the first quarter of 2006. We are continuing to analyze and assess a number of technical implementation issues relating to adoption of the standard, including the selection and use of an appropriate valuation model, and therefore the ultimate impact of adopting SFAS 123(R) is not yet known.

     In December 2004, the FASB issued SFAS No 153, “Exchange of Nonmonetary Assets.” SFAS 153 addresses the measurement of exchanges of nonmonetary assets. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to fixed rate long-term debt. The Company does not believe that its debt securities are subject to significant market risk.

Item 4. Controls and Procedures

     ORBIMAGE maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment.

     There have been no significant changes in ORBIMAGE’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

FORWARD LOOKING STATEMENTS

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

ORBIMAGE Inc.

(Registrant)

Date: May 16, 2005	by:	/s/ Matthew M. O’Connell

Matthew M. O’Connell
President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Tony A. Anzilotti

Tony A. Anzilotti
Vice President, Finance and Controller
(Principal Financial Officer)