Form 10-Q
period 2005-06-30
ORBIMAGE INC
filed 2005-08-15
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission file number 022-28714

ORBIMAGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-2759725 (I.R.S. Employer Identification No.)

21700 Atlantic Boulevard Dulles, VA (Address of principal executive office)	20166 (Zip Code)

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2005

Common stock, $.01 par value	17,433,914

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$8,501	$9,749	$17,160	$11,759

Direct expenses	9,258	9,528	18,158	15,835

Gross profit (loss)	(757)	221	(998)	(4,076)

Selling, general and administrative expenses	3,098	2,191	5,646	3,834

Loss from operations	(3,855)	(1,970)	(6,644)	(7,910)

Interest expense, net	1,591	2,458	3,685	4,907

Loss from early extinguishment of debt	—	—	639	—

Loss before benefit for income taxes	(5,446)	(4,428)	(10,968)	(12,817)

Benefit for income taxes	—	—	—	—

Net loss	$(5,446)	$(4,428)	$(10,968)	$(12,817)

Loss per common share — basic and diluted	$(0.32)	$(0.70)	$(0.73)	$(2.02)

Weighted average shares outstanding – basic and diluted	17,272,528	6,335,243	15,116,985	6,334,118
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	Pro Forma
	June 30, 2005	June 30,	December 31,
	(see Note 9)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$248,572	$185,380	$60,565
Restricted cash	—	126,836	—
Receivables net of allowances of $131 and $126, respectively	5,603	5,603	12,148
Other current assets	4,549	4,549	2,612

Total current assets	258,724	322,368	75,325

Property, plant and equipment, at cost, less accumulated depreciation of $5,714 and $3,751, respectively	22,721	22,721	18,263
Satellites and related rights, at cost, less accumulated depreciation and amortization of $27,859 and $18,142, respectively	176,846	176,846	116,640
Goodwill	28,490	28,490	28,490
Other assets	19,849	21,098	10,428

Total assets	$506,630	$571,523	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,536	$5,536	$3,970
Amounts payable to subcontractors	32,119	32,119	47,545
Deferred revenue	2,102	2,102	2,234
Other current liabilities	1,102	1,102	—

Total current liabilities	40,859	40,859	53,749

Long-term debt	245,002	307,776	85,018
Deferred revenue, net of current portion	69,911	69,911	24,491
Other noncurrent liabilities	6,910	6,910	—

Total liabilities	362,682	425,456	163,258

Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 17,432,033 shares and 9,917,078 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	174	174	99
Additional paid-in-capital	186,050	186,050	112,373
Unearned compensation	(1,109)	(1,109)	(1,845)
Accumulated deficit	(37,826)	(35,707)	(24,739)
Accumulated other comprehensive loss	(3,341)	(3,341)	—

Total stockholders’ equity	143,948	146,067	85,888

Total liabilities and stockholders’ equity	$506,630	$571,523	$249,146

See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,968)	$(12,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,951	10,189
Interest paid in kind	—	4,954
Stock compensation	736	567
Loss on early extinguishment of debt	639	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	5,918	(8,707)
Increase in other assets	(211)	—
Increase (decrease) in accounts payable and accrued expenses	1,562	(1,597)
Increase in deferred revenue	45,289	659

Net cash provided by (used in) operating activities	54,916	(6,752)

Cash flows from investing activities:
Capital expenditures	(88,408)	(495)

Net cash used in investing activities	(88,408)	(495)

Cash flows from financing activities:
Issuance of long-term debt	245,000	—
Restricted cash held in escrow	(126,836)	—
Extinguishment of long-term debt	(22,244)	—
Long-term debt repayment and issuance costs	(11,365)	—
Issuance of common stock	73,752	—

Net cash provided by financing activities	158,307	—

Net increase (decrease) in cash and cash equivalents	124,815	(7,247)

Cash and cash equivalents, beginning of period	60,565	14,405

Cash and cash equivalents, end of period	$185,380	$7,158

Supplemental cash flow information:
Interest paid	$4,295	$—

Non-cash items:
Capital expenditures	$(32,119)	$—
Amounts payable to subcontractors	32,119	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2004, which are included in ORBIMAGE Inc.’s Form 10-K filed with the SEC. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
(2) Reorganization
     ORBIMAGE Holdings Inc, a Delaware corporation (“ORBIMAGE Holdings”), was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”), which provides for the formation of a holding company structure without a vote of the stockholders of the corporation in the position of ORBIMAGE Inc.
     Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
     In connection with the Merger, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under the various warrants issued December 31, 2003, the Warrant Agreement dated March 14, 2005 and the warrant certificates issued thereunder. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares at the same exercise price of ORBIMAGE Holdings common stock. ORBIMAGE Holdings also assumed ORBIMAGE Inc.’s registration obligations under (i) the Registration Rights Agreement, dated as of December 31, 2003, by and between ORBIMAGE Inc. and certain holders of ORBIMAGE Inc.’s outstanding securities, relating to securities issued to such holders pursuant to the terms of ORBIMAGE Inc.’s Plan of Reorganization and emergence from Chapter 11 bankruptcy on December 31, 2003 and (ii) the Registration Rights Agreement, dated as of November 16, 2004, by and between ORBIMAGE Inc. and certain holders of ORBIMAGE Inc.’s common stock and warrants issued on March 25, 2005.
     The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. The provisions of the certificate of incorporation, including, without limitation, those relating to the authorized capital stock and the bylaws of ORBIMAGE Holdings, are identical to those of ORBIMAGE Inc. prior to the Merger. The directors and executive officers of ORBIMAGE Holdings are the same individuals who were directors and executive officers of ORBIMAGE Inc. immediately prior to the Merger. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by ORBIMAGE Holdings in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to ORBIMAGE Holdings and continue to be the assets of ORBIMAGE Inc.
(3) Nature of Operations
     ORBIMAGE Holdings Inc. and its subsidiaries (collectively, “ORBIMAGE” or the “Company”), are a global provider of Earth imagery products and services. ORBIMAGE operates an integrated system of digital remote sensing satellites, U.S. ground stations and U.S. and international sales channels to collect, process and distribute Earth imagery products and services. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. Revenues related to the OrbView-2 satellite were $1.2 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. The OrbView-3 satellite was launched on June 26, 2003 and was placed in service in February 2004. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $6.9 million and $7.2 million for the three months ended June 30, 2005 and 2004, respectively, and $14.4 million and $7.8 million for the six months ended June 30, 2005 and 2004, respectively.
(4) Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of wholly-owned subsidiaries which ORBIMAGE Holdings controls. All intercompany transactions and balances have been eliminated in consolidation.
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
     Revenue is recognized on the contracts to construct distributor ground stations and contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to the Company’s customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $2.7 million and $0.3 million at June 30, 2005 and December 31, 2004, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.
     Much of the Company’s revenues are generated through contracts with agencies of the U.S. Government. These agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with ORBIMAGE, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and are being depreciated over a 5-year period in accordance with its design life. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.4 million and $10.5 million for the three months and six months ended June 30, 2005, respectively, and $5.2 million and $8.6 million for the three months and six months ended June 30, 2004, respectively.
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
Prepaid Financing Costs
     Expenses associated with the issuance of Senior Secured Floating Rate Notes are capitalized and are being amortized over the term of the note using the effective interest rate method. These costs are included in “Other assets” on the balance sheet. As of June 30, 2005, prepaid financing costs are $19.3 million, net.

Derivative Instruments and Hedging Activities
     ORBIMAGE accounts for interest rate swaps under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in other comprehensive income and subsequently recognized in earnings when the hedged item impacts income. The ineffective portion of cash flow hedges are recorded in current earnings.
(5) NextView Contract
     On September 30, 2004, the U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced that the Company had been awarded a contract under the NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, ORBIMAGE is, as prime contractor, constructing a new satellite, which the Company refers to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Total capitalized costs were $117.2 million at June 30, 2005. Under the terms of the Company’s NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through June 30, 2005, NGA has paid $69.9 million to support the project. These funds are recorded as deferred revenue as the milestones are achieved and will be recognized as revenue once the satellite is placed into service.
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
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders; (ii) $155 million of additional indebtedness; and (iii) cash flow of approximately $45 million generated by the Company’s existing business. The first portion of the equity funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company received $32.5 million through the issuance of 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of the equity funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.6 million from the rights offering on March 24, 2005. The Company raised the $155 million debt portion of the funding as part of a refinancing of the Company’s long-term debt, which closed on June 29, 2005, as discussed further in Note 9 below.

(6) Other Comprehensive Income (Loss)
     As discussed in Note 9 below, other comprehensive income for the three month and six month periods ended June 30, 2005 include a loss of $3.3 million associated with an interest rate swap agreement entered into by the Company to hedge its interest rate risk. For the three month and six month periods ended June 30, 2004, there were no material differences between net loss as reported and net comprehensive income (loss).
(7) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic and diluted loss per common share:
Loss available to common stockholders	$(5,446)	$(4,428)	$(10,968)	$(12,817)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding	17,272,528	6,335,243	15,116,985	6,334,118

Loss per common share – basic and diluted (a)	$(0.32)	$(0.70)	$(0.73)	$(2.02)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for each of the periods presented.
(8) OrbView-3 Milestone Payment Obligations
     Under the terms of a 2003 Settlement Agreement entered into between ORBIMAGE’s predecessor company and Orbital Sciences Corporation (“Orbital Sciences”), the manufacturer of the OrbView-3 system, Orbital Sciences agreed to defer a $1.5 million on-orbit milestone payment due on the OrbView-3 system until May 7, 2005, the one-year anniversary of the date of acceptance by ORBIMAGE of the OrbView-3 system. During the second quarter of 2005, ORBIMAGE paid Orbital Sciences $1.4 million of this obligation. The remaining $0.1 million is expected to be paid once Orbital Sciences completes work on certain warranty obligations. These amounts have been capitalized and will be depreciated over the remaining design life of the OrbView-3 system.
     ORBIMAGE is also responsible under the Settlement Agreement to make annual post-launch on-orbit payments to Orbital Sciences of up to $1.275 million, payable on each of the first five anniversaries of the acceptance by ORBIMAGE of the OrbView-3 system, for a total maximum obligation of $6.375 million. During the second quarter of 2005, ORBIMAGE paid Orbital Sciences the maximum annual obligation payment of $1.275 million. Management believes that, based upon the performance of the OrbView-3 system to date, it is likely that ORBIMAGE will pay the remaining on-orbit payment obligation. Accordingly, ORBIMAGE capitalized the net present value of the remaining obligations and will depreciate them over the remaining design life of the OrbView-3 system. ORBIMAGE also established a liability for the net present value of the remaining obligation to Orbital Sciences and will reduce the liability as payments are made.
(9) Long-Term Debt
     On December 31, 2004, ORBIMAGE Inc. had total indebtedness of $85.0 million, which consisted of $22.2 million of Senior Notes due 2008 and $62.8 million of Senior Subordinated Notes due 2008. On March 31, 2005, ORBIMAGE Inc. repaid the Senior Notes out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. ORBIMAGE Inc. recorded a loss of $0.6 million on the early extinguishment of this debt.
     Both the Senior Notes and the Senior Subordinated Notes accrued interest at a rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Total interest expense paid in kind was $2.5 million for the three months ended June 30, 2004 and $5.0 million for the six months ended June 30, 2004. Effective January 1, 2005, interest would be payable in cash on a semiannual basis at a rate of 11.625 percent per annum, with such payments commencing June 30, 2005. Total interest expense paid in cash was $3.6 million for the three months ended June 30, 2005 and $4.3 million for the six months ended June 30, 2005.
     On June 29, 2005, ORBIMAGE Holdings Inc. issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the OrbView-5 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, on June 29, 2005, ORBIMAGE Holdings entered into a Security Agreement with The Bank of New York (“BONY”), as Collateral Agent, pursuant to which ORBIMAGE Holdings granted a first priority lien on and security interest in substantially all of the assets of ORBIMAGE Holdings. ORBIMAGE Inc. was prohibited from issuing a guarantee of the Notes at the date of issuance due to restrictions in the indenture governing its Senior Subordinated Notes.
     The Notes were issued at a discount of two percent of total principal; consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.8 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. This amount was classified as restricted cash in the accompanying balance sheet as of June 30, 2005. Approximately $8.7 million was used to pay certain transaction-related expenses. The remaining $109.5 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company will record a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes in the third quarter of 2005. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the holders of the Senior Notes and the Senior Subordinated Notes to allow the Company to use its cash flows from existing operations toward project costs for the OrbView-5 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
     The following unaudited condensed pro forma balance sheet is intended to illustrate the effect of the repayment of the Senior Subordinated Notes and the release of restricted cash from escrow as if these transactions had occurred on June 30, 2005 (amounts in thousands):

	June 30, 2005			June 30, 2005
	As Reported	Adjustments		As Adjusted
Cash	$185,380	63,192	(a)(b)(c)	$248,572
Restricted cash	126,836	(126,836	) (b)	—
Other current assets	10,152			10,152

Total current assets	322,368			258,724
Noncurrent assets	249,155	(1,249	) (c)	247,906

Total assets	$571,523			$506,630

Current liabilities	$40,859			$40,859
Long-term debt	307,776	(62,774	) (a)	245,002
Other noncurrent liabilities	76,821			76,821

Total liabilities	425,456			362,682
Stockholders’ equity	146,067	(2,119	) (c)	143,948

Total liabilities and stockholders’ equity	$571,523			$506,630

Notes:

(a)	– To record the redemption of the Senior Subordinated Notes of $62,774 in full.

(b)	– To record the release of escrow proceeds of $126,836 upon guarantee of the Notes by ORBIMAGE Inc.

(c)	– To record the write-off of unamortized consent fees of $1,249 and the payment of refinancing bonuses of $870.
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $3.3 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at June 30, 2005.
     In addition, on June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings will file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. ORBIMAGE Holdings will use its reasonable efforts to cause the registration statement to become effective within 240 days after the issuance of the Notes, and will use its reasonable efforts to consummate an exchange offer within 270 days after the issuance of the Notes. The failure to comply with the obligations under this agreement will require ORBIMAGE Holdings to pay additional interest on the Notes under certain circumstances.
(10) Information on Industry Segments and Major Customers
     The Company operated as a single segment for the three months and six months ended June 30, 2005 and 2004. The Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $4.7 million and $9.7 million for the three months and six months ended June 30, 2005, respectively, representing approximately 55 percent and 57 percent, respectively, of total revenues recognized during the period. The Company also recognized revenue of approximately $1.2 million, $0.9 million and $0.7 million for the three months ended June 30, 2005 associated with imagery sales to its three largest international customers, which represents 14 percent, 11 percent and 8 percent, respectively, of total revenues recognized during the quarter. For the six months ended June 30, 2005, imagery sales to the Company’s two largest international customers were $2.5 million and $1.8 million, or 14 percent and 11 percent, respectively, of total revenues recognized for the period.
     The Company recognized revenues related to contracts with the U.S. Government of approximately $5.3 million and $5.9 million for the three months and six months ended June 30, 2004, respectively, representing approximately 54 percent and 50 percent, respectively, of total revenues recognized during the period. ORBIMAGE also recognized revenue of approximately $1.6 million, $1.2 million and $1.0 million in the second quarter of 2004 associated with imagery sales to its three largest international customers, which represents 16 percent, 13 percent and 10 percent of total revenues recognized during the period. For the six months ended June 30, 2004, imagery sales to the same international customers were $1.6 million, $1.6 million and $1.3 million, or 14 percent, 14 percent and 11 percent, respectively, of total revenues recognized for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     ORBIMAGE Holdings Inc. and its subsidiaries (collectively “ORBIMAGE” or the “Company”) operates two satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated OrbView-5. The principal sources of revenue are the sale of satellite imagery to customers and regional distributors and the processing and production of imagery and geospatial information. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, will be entitled to receive contractual payments in advance of product delivery. Deferred revenue will initially be recorded for the total amount of the advance payments under these contracts and recognized as revenue over the contractual delivery period.
     Reorganization. ORBIMAGE Holdings Inc, a Delaware corporation (“ORBIMAGE Holdings”), was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”), which provides for the formation of a holding company structure without a vote of the stockholders of the corporation in the position of ORBIMAGE Inc.
     Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”) was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
     In connection with the Merger, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under the various warrants issued December 31, 2003, the Warrant Agreement dated March 14, 2005 and the warrant certificates issued thereunder. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares at the same exercise price of ORBIMAGE Holdings common stock. ORBIMAGE Holdings also assumed ORBIMAGE Inc.’s registration obligations under (i) the Registration Rights Agreement, dated as of December 31, 2003, by and between ORBIMAGE Inc. and certain holders of ORBIMAGE Inc.’s outstanding securities, relating to securities issued to such holders pursuant to the terms of ORBIMAGE Inc.’s Plan of Reorganization and emergence from Chapter 11 bankruptcy on December 31, 2003 and (ii) the Registration Rights Agreement, dated as of November 16, 2004, by and between ORBIMAGE Inc. and certain holders of ORBIMAGE Inc.’s common stock and warrants issued on March 25, 2005.

     The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. The provisions of the certificate of incorporation, including, without limitation, those relating to the authorized capital stock and the bylaws of ORBIMAGE Holdings, are identical to those of ORBIMAGE Inc. prior to the Merger. The directors and executive officers of ORBIMAGE Holdings are the same individuals who were directors and executive officers of ORBIMAGE Inc. immediately prior to the Merger. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by ORBIMAGE Holdings in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to ORBIMAGE Holdings and continue to be the assets of ORBIMAGE Inc.
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
     Revenues. Revenues for the three months ended June 30, 2005 were approximately $8.5 million as compared to $9.7 million in the same period in 2004. Revenues for the six months ended June 30, 2005 were approximately $17.2 million, compared to $11.8 million for the same period in 2004. The decrease in revenue for the quarter resulted principally from a reduction in contract revenues on an international imagery contract renewed in 2005 at a lower amount. The effect of this change reduced revenues in the second quarter of 2005 by approximately $0.9 million as compared to 2004. The remaining decrease mainly resulted from a surge in production activities that took place during the second quarter of 2004 to compensate for first quarter 2004 delays in receiving source materials from our customers. The increase in 2005 year-to-date revenues as compared to 2004 was primarily due to commencement of OrbView-3 operations for the U.S. Government effective in March 2004 under the NGA ClearView program for imagery and infrastructure enhancements, and in June 2004 for production services. The timing of the commencement of these activities resulted in a $4.6 million increase in 2005 revenues over 2004. The remaining increase resulted from the commencement of OrbView-3 operations for international customers in the second quarter of 2004. Revenues have developed more slowly as a result of International customers delaying purchasing decisions pending the outcome of the industry consolidation currently underway. The Company recognized revenues generated from OrbView-3 products and services of $6.9 million and $7.2 million for the three months ended June 30, 2005 and 2004, respectively, and $14.4 million and $7.8 million for the six months ended June 30, 2005 and 2004, respectively.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of direct expenses. Direct expenses for the three months ended June 30, 2005 and 2004 were approximately $9.3 million and $9.5 million, respectively, while direct expenses for the six months ended June 30, 2005 and 2004 were approximately $18.2 million and $15.8 million, respectively. The decrease in expense for the second quarter of 2004 resulted from the elimination of depreciation expense recognition on the OrbView-2 satellite in April 2005 as a result of it reaching the end of its design life. The OrbView-2 satellite continues to operate effectively with no degradation of service. The increase in direct expenses for the six month period can be largely attributed to the commencement of depreciation of OrbView-3 satellite and related assets which began in February 2004. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.4 million and $5.2 million for the three months ended June 30, 2005 and 2004, respectively, and $10.5 million and $8.6 million for the six months ended June 30, 2005 and 2004, respectively.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $3.1 million for the three months ended June 30, 2005 compared to $2.2 million recorded for the 2004 period. SG&A expenses for the six months ended June 30, 2005 and 2004 were approximately $5.6 million and $3.8 million, respectively. The increase in SG&A expenses for both periods over the previous year is largely attributable to increased sales and marketing expenditures to pursue business opportunities, increased staffing of both the sales and administration functions, and increased expenses associated with regulatory compliance.
     Interest Expense, net. The Company recorded net interest expense of approximately $1.6 million and $2.5 million during the three months ended June 30, 2005 and 2004, respectively, and $3.7 million and $4.9 million for the six months ended June 30, 2005 and 2004, respectively. These amounts principally represent interest expense incurred on the Senior Notes and Senior Subordinated Notes. Both the Senior Notes and the Senior Subordinated Notes initially incurred interest payable in kind at an annual rate of 13.625 percent through December 31, 2004. Total interest expense paid in kind for the three months and six months ended June 30, 2004 was approximately $2.5 million and $5.0 million, respectively. At December 31, 2004, approximately $10.3 million of interest expense paid in kind was added to the principal balance, resulting in total long-term debt of $85.0 million. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incur interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. Interest expense was $2.1 million and $4.7 million for the Senior Notes, Senior Subordinated Notes and Senior Floating Rate Notes for the three months and six months ended June 30, 2005, respectively. ORBIMAGE recorded interest income of $0.6 million and $1.0 million for the three months and six months ended June 30, 2005, respectively.
     Loss from Early Extinguishment of Debt. On March 31, 2005, ORBIMAGE repaid the Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included an amount representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. The Company recorded a loss of $0.6 million associated with the early extinguishment of the Senior Notes.
     Benefit for Income Taxes. The Company recorded no income tax benefit for the three months and six months ended June 30, 2005 and 2004, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.
     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to OrbView-5 construction costs was $230.7 million at June 30, 2005. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include potential orders to be issued under indefinite-delivery/indefinite-quantity (“IDIQ”) type contracts. Total funded backlog was $30.5 million at June 30, 2005. In addition, the NGA’s share of OrbView-5 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after OrbView-5 has been placed into service.

LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2005, the Company had $185.4 million of cash and cash equivalents. In addition, the Company had $126.8 million of restricted cash at June 30, 2005 resulting from the issuance of long-term debt as described below.
     Net cash provided by operating activities was $54.9 million and net cash used in operating activities was $6.8 million during the six months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities in 2005 is primarily attributable to a $45.3 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program during the first half of 2005. The Company has achieved each of the program milestones on the NextView contract through June 30, 2005 in accordance with the milestone schedule. The Company has received approximately $69.9 million of NextView milestone payments from NGA through June 30, 2005, which represents all of the payments currently available under the milestone schedule. ORBIMAGE also generated $5.9 million of cash in the first half of 2005 through the collection of amounts owed by the U.S Government and regional distributors for OrbView-3 imagery and products. The Company also generated cash of approximately $1.9 million through its on-going operations. In 2004, ORBIMAGE used cash to fund its operations prior to the commencement of OrbView-3 revenue-generating activities as well as to make payments to obtain on-orbit insurance coverage on OrbView-3 and pay professional advisors in connection with the Company’s restructuring activities.
     Investing activities used cash of approximately $88.4 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures associated with the NextView program were approximately $68.9 million for the six months ended June 30, 2005.
     Net cash provided by financing activities was $158.3 million for the six months ended June 30, 2005. ORBIMAGE neither received nor used cash for financing activities during the six months ended June 30, 2004. In February 2005, ORBIMAGE commenced a rights offering in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. ORBIMAGE received approximately $32.6 million from the rights offering on March 24, 2005. The Company also received $42.5 million of proceeds from the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004.
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. As stated previously, ORBIMAGE has secured its equity commitment through the private placement of equity which closed in November 2004 and the subscription rights offering which closed in March 2005, and has secured its debt commitments through the issuance of Notes described above.
     On June 29, 2005, ORBIMAGE Holdings Inc. issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the OrbView-5 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, on June 29, 2005, ORBIMAGE Holdings entered into a Security Agreement with The Bank of New York (“BONY”), as Collateral Agent, pursuant to which ORBIMAGE Holdings granted a first priority lien on and security interest in substantially all of the assets of ORBIMAGE Holdings. ORBIMAGE Inc. was prohibited from issuing a guarantee of the Notes at the date of issuance due to restrictions in the indenture governing its Senior Subordinated Notes.
     The Notes were issued at a discount of two percent of total principal; consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.9 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. This amount was classified as restricted cash in the Company’s balance sheet as of June 30, 2005. Approximately $8.9 million was used to pay certain transaction-related expenses. The remaining $109.2 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company will record a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes in the third quarter of 2005. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the holders of the Senior Notes and the Senior Subordinated Notes to allow the Company to use its cash flows from existing operations toward project costs for the OrbView-5 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $3.3 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at June 30, 2005.
     On June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings will file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. ORBIMAGE Holdings will use its reasonable efforts to cause the registration statement to become effective within 240 days after the issuance of the Notes, and will use its reasonable efforts to consummate an exchange offer within 270 days after the issuance of the Notes. The failure to comply with the obligations under this agreement will require ORBIMAGE Holdings to pay additional interest on the Notes under certain circumstances.
     In the first quarter of 2005, ORBIMAGE repaid its Senior Notes due 2008 and signed a new lease for office space in its Dulles, Virginia facility through 2012. In the second quarter of 2005, ORBIMAGE issued new senior notes totaling $250 million. At June 30, 2005, we had contractual commitments to repay debt and to make payments under operating leases. The following table reflects payments due by period under the Company’s long-term obligations and commitments:

		Payments due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(in thousands)
Long-term debt	$312,774	$62,774 (a)	$—	$—	$250,000
Operating lease commitments	7,194	1,030	3,200	2,014	950

Total contractual cash obligations	$319,968	$63,804	$3,200	$2,014	$250,950

(a)	The Senior Subordinated Notes due in 2008 were redeemed on July 6, 2005.

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
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective for period beginning after December 15, 2005. The effect of adoption of SFAS 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate swap to mitigate its interest rate exposure.
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
Item 3. Defaults Upon Senior Securities
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

ORBIMAGE Holdings Inc.

(Registrant)

Date: August 15, 2005	by:	/s/ Matthew M. O’Connell

Matthew M. O’Connell
President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Tony A. Anzilotti

Tony A. Anzilotti
Vice President, Finance and Controller
(Principal Financial Officer)