Form 10-Q
period 2005-09-30
ORBIMAGE INC
filed 2005-11-14
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission file number 022-28714
ORBIMAGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2759725
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21700 Atlantic Boulevard
Dulles, VA	20166
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (703) 480-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2005

Common stock, $.01 par value	17,434,889

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$11,197	$8,891	$28,357	$20,650
Direct expenses	9,685	9,162	27,843	24,997

Gross profit (loss)	1,512	(271)	514	(4,347)
Selling, general and administrative expenses	3,146	3,293	8,792	7,127

Loss from operations	(1,634)	(3,564)	(8,278)	(11,474)
Interest expense, net	5,795	2,576	9,480	7,483
Loss from early extinguishment of debt	2,119	—	2,758	—

Loss before benefit for income taxes	(9,548)	(6,140)	(20,516)	(18,957)
Benefit for income taxes	—	—	—	—

Net loss	$(9,548)	$(6,140)	$(20,516)	$(18,957)

Loss per common share — basic and diluted	$(0.55)	$(0.95)	$(1.29)	$(2.97)
Weighted average shares outstanding – basic and diluted	17,291,587	6,497,292	15,849,818	6,388,335
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$253,318	$60,565
Receivables net of allowances of $127 and $126, respectively	8,444	12,148
Other current assets	3,634	2,612

Total current assets	265,396	75,325

Property, plant and equipment, at cost, less accumulated depreciation of $6,635 and $3,751, respectively	27,455	18,263
Satellites and related rights, at cost, less accumulated depreciation and amortization of $32,687 and $18,142, respectively	221,483	116,640
Goodwill	28,490	28,490
Other assets	26,092	10,428

Total assets	$568,916	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,484	$3,970
Amounts payable to subcontractors	62,984	47,545
Deferred revenue	1,113	2,234
Other current liabilities	1,561	—

Total current liabilities	79,142	53,749

Long-term debt	245,182	85,018
Deferred revenue, net of current portion	100,791	24,491
Other noncurrent liabilities	3,811	—

Total liabilities	428,926	163,258

Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 17,434,889 shares and 9,917,078 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	174	99
Additional paid-in-capital	186,043	112,373
Unearned compensation	(765)	(1,845)
Accumulated deficit	(45,255)	(24,739)
Accumulated other comprehensive loss	(207)	—

Total stockholders’ equity	139,990	85,888

Total liabilities and stockholders’ equity	$568,916	$249,146

See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(20,516)	$(18,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,665	16,090
Interest paid in kind	—	7,559
Stock compensation	1,080	2,027
Loss on early extinguishment of debt	2,758	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	3,992	(7,277)
Decrease in other assets	992	—
Increase (decrease) in accounts payable and accrued expenses	9,512	(1,331)
Increase in deferred revenue	75,627	1,295

Net cash provided by (used in) operating activities	92,110	(594)

Cash flows from investing activities:
Capital expenditures	(112,693)	(1,060)
Acquisition of Space Imaging	(6,688)	—

Net cash used in investing activities	(119,381)	(1,060)

Cash flows from financing activities:
Issuance of long-term debt	245,000	—
Extinguishment of long-term debt	(85,016)	—
Long-term debt repayment and issuance costs	(13,706)	—
Issuance of common stock	73,746	—

Net cash provided by financing activities	220,024	—

Net increase (decrease) in cash and cash equivalents	192,753	(1,654)

Cash and cash equivalents, beginning of period	60,565	14,405

Cash and cash equivalents, end of period	$253,318	$12,751

Supplemental cash flow information:
Interest paid	$4,295	$—

Payments made in conjunction with Chapter 11 reorganization	$—	$1,040

Non-cash items:
Capital expenditures	$(67,625)	$—
Amounts payable to subcontractors	62,984	—
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2004, which are included in ORBIMAGE Inc.’s Form 10-K filed with the SEC. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
(2) Reorganization
     ORBIMAGE Holdings Inc., a Delaware corporation (“ORBIMAGE Holdings”), was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”), which provides for the formation of a holding company structure without a vote of the stockholders of the corporation in the position of ORBIMAGE Inc.
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
(3) Nature of Operations
     ORBIMAGE Holdings Inc., together with its subsidiaries (collectively, “ORBIMAGE” or the “Company”), is a global provider of Earth imagery products and services. ORBIMAGE operates an integrated system of digital remote sensing satellites, U.S. ground stations and U.S. and international sales channels to collect, process and distribute Earth imagery products and services. The OrbView-2 satellite was launched on August 1, 1997, and completed its on-orbit checkout in October 1997. Revenues related to the OrbView-2 satellite were $1.4 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively. The OrbView-3 satellite was launched on June 26, 2003 and was placed in service in February 2004. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $9.3 million and $6.7 million for the three months ended September 30, 2005 and 2004, respectively, and $23.7 million and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively.
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
     Revenue is recognized on the contracts to construct distributor ground stations and contracts to provide image-processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to the Company’s customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $4.0 million and $0.3 million at September 30, 2005 and December 31, 2004, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and are being depreciated over a 5-year period in accordance with its design life. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.6 million and $16.1 million for the three months and nine months ended September 30, 2005, respectively, and $5.1 million and $13.6 million for the three months and nine months ended September 30, 2004, respectively.
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
Prepaid Financing Costs
     Expenses associated with the issuance of Senior Secured Floating Rate Notes are capitalized and are being amortized over the term of the note using the effective interest rate method. These costs are included in “Other assets” on the balance sheet. As of September 30, 2005, prepaid financing costs are $18.9 million, net.
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
(5) NextView Contract
     On September 30, 2004, the U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced that the Company had been awarded a contract under the NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, ORBIMAGE is, as prime contractor, constructing a new satellite, which the Company refers to as OrbView-5. The Company estimates its total project cost (including financing and launch insurance costs) to bring the OrbView-5 satellite into service will be approximately $502 million. Total capitalized costs were $172.1 million at September 30, 2005. Under the terms of the Company’s NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through September 30, 2005, NGA has paid $100.8 million to support the project. These funds are recorded as deferred revenue as the milestones are achieved and will be recognized as revenue once the satellite is placed into service.
     The Company anticipates the OrbView-5 satellite will be launched in early 2007 and placed into service in mid-2007. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). The Company anticipates NGA’s imagery orders will utilize approximately half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders; (ii) $155 million of additional indebtedness; and (iii) cash flow of approximately $45 million generated by the Company’s existing business. The first portion of the equity funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company received $32.5 million through the issuance of 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of the equity funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.6 million from the rights offering on March 24, 2005. The Company raised the $155 million debt portion of the funding as part of a refinancing of the Company’s long-term debt, which closed on June 29, 2005, as discussed further in Note 10 below.
(6) Space Imaging Acquisition
     On September 15, 2005, ORBIMAGE Inc. and ORBIMAGE Holdings Inc. entered into a definitive asset purchase agreement to acquire the operating assets of Space Imaging LLC (“Space Imaging”). The total consideration to be paid for the assets is approximately $58.5 million, subject to certain adjustments to be made at closing. The transaction is subject to government regulatory approvals and other customary closing conditions. ORBIMAGE is optimistic that such conditions will be satisfied in time for the closing to occur on or prior to December 31, 2005. The Company made a $6.0 million initial payment to the sellers in September 2005 which is nonrefundable unless the transaction cannot be consummated due to the failure to receive regulatory approval. ORBIMAGE has also incurred approximately $0.7 million of acquisition-related out-of–pocket expenditures through September 30, 2005.
     Space Imaging is a leading supplier of visual information products and services derived from space imagery. Space Imaging launched the world’s first one-meter resolution, commercial Earth imaging satellite, IKONOS(tm), on Sept. 24, 1999. It is a privately held company with resellers and over a dozen international affiliates and ground stations around the world and provides satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally.
(7) Other Comprehensive Income (Loss)
     As discussed in Note 10 below, accumulated other comprehensive loss associated with an interest rate swap agreement entered into by the Company to hedge its interest rate risk was $0.2 million. For the three month and nine month periods ended September 30, 2005 and 2004, there were no material differences between net loss as reported and net comprehensive income (loss).
(8) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted loss per common share:
Loss available to common stockholders	$(9,548)	$(6,140)	$(20,516)	$(18,957)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding	17,291,587	6,497,292	15,849,818	6,388,335

Loss per common share – basic and diluted (a)	$(0.55)	$(0.95)	$(1.29)	$(2.97)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for each of the periods presented.
(9) OrbView-3 Milestone Payment Obligations
     During 2005, under the terms of a 2003 Settlement Agreement entered into between ORBIMAGE’s predecessor company and Orbital Sciences Corporation (“Orbital Sciences”), the manufacturer of the

OrbView-3 system, ORBIMAGE paid to Orbital Sciences $1.45 million for an on-orbit milestone payment due on the OrbView-3 system. This payment has been capitalized and will be depreciated over the remaining design life of the OrbView-3 system.
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
(10) Long-Term Debt
     On December 31, 2004, ORBIMAGE Inc. had total indebtedness of $85.0 million, which consisted of $22.2 million of Senior Notes due 2008 and $62.8 million of Senior Subordinated Notes due 2008. On March 31, 2005, ORBIMAGE Inc. repaid the Senior Notes out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. ORBIMAGE Inc. recorded a loss of $2.8 million on the early extinguishment of this debt.
     Both the Senior Notes and the Senior Subordinated Notes accrued interest at a rate of 13.625 percent per annum, payable only in kind, on a semiannual basis through December 31, 2004. Total interest expense paid in kind was $2.6 million for the three months ended September 30, 2004 and $7.6 million for the nine months ended September 30, 2004. Effective January 1, 2005, interest would be payable in cash on a semiannual basis at a rate of 11.625 percent per annum, with such payments commencing June 30, 2005. There was no interest expense paid in cash for the three months ended September 30, 2005 and $4.3 million interest expense paid for the nine months ended September 30, 2005.
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
     The Notes were issued at a discount of two percent of total principal; consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.8 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. Approximately $8.7 million was used to pay certain transaction-related expenses. The remaining $109.5 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes,

ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company recorded a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes in the third quarter of 2005. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the holders of the Senior Notes and the Senior Subordinated Notes to allow the Company to use its cash flows from existing operations toward project costs for the OrbView-5 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $0.2 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at September 30, 2005.
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
     ORBIMAGE capitalized interest costs associated with the debt incurred for the construction of the OrbView-5 satellite and related ground segment and system during the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets’ useful life when placed in service. Capitalized interest totaled approximately $2.6 million as of September 30, 2005.
(11) Information on Industry Segments and Major Customers
     The Company operated as a single segment for the three months and nine months ended September 30, 2005 and 2004. The Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $7.1 million and $16.8 million for the three months and nine months ended September 30, 2005, respectively, representing approximately 63 percent and 59 percent, respectively, of total revenues recognized during the period. The Company also recognized revenue of approximately $1.3 million and $1.0 million for the three months ended September 30, 2005 associated with imagery sales to its two largest international customers, which represents 11 percent and 9 percent, respectively, of total revenues recognized during the quarter. For the nine months ended September 30, 2005, imagery sales to the Company’s two largest international customers were $3.7 million and $2.9 million, or 13 percent and 10 percent, respectively, of total revenues recognized for the period.
     The Company recognized revenues related to contracts with the U.S. Government of approximately $4.8 million and $10.7 million for the three months and nine months ended September 30, 2004, respectively, representing approximately 54 percent and 52 percent, respectively, of total revenues recognized during the period. ORBIMAGE also recognized revenue of approximately $1.2 million, $1.2 million and $1.0 million in the third quarter of 2004 associated with imagery sales to its three largest international customers, which represents 14 percent, 13 percent and 11 percent of total revenues recognized during the period. For the nine months ended September 30, 2004, imagery sales to the same international customers were $2.8 million, $2.6 million and $2.5 million, or 14 percent, 12 percent and 12 percent, respectively, of total revenues recognized for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     ORBIMAGE Holdings Inc., together with its subsidiaries (collectively “ORBIMAGE” or the “Company”), operates two satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated OrbView-5. The principal sources of revenue are the sale of satellite imagery to customers and regional distributors and the processing and production of imagery and geospatial information. ORBIMAGE has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, will be entitled to receive contractual payments in advance of product delivery. Deferred revenue will initially be recorded for the total amount of the advance payments under these contracts and recognized as revenue over the contractual delivery period.
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
     The Company anticipates the OrbView-5 satellite will be launched in early 2007 and placed into service in mid-2007. Once the OrbView-5 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). The Company anticipates NGA’s imagery orders will utilize approximately half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
     Space Imaging Acquisition. On September 15, 2005, ORBIMAGE Inc. and ORBIMAGE Holdings Inc. entered into a definitive asset purchase agreement to acquire the operating assets of Space Imaging LLC (“Space Imaging”). The total consideration to be paid for the assets is approximately $58.5 million, subject to certain adjustments to be made at closing. The transaction is subject to government regulatory approvals and other customary closing conditions. ORBIMAGE is optimistic that such conditions will be satisfied in time for the closing to occur on or prior to December 31, 2005.
     Space Imaging is a leading supplier of visual information products and services derived from space imagery. Space Imaging launched the world’s first one-meter resolution, commercial Earth imaging satellite, IKONOS(tm), on Sept. 24, 1999. It is a privately held company with resellers and over a dozen international affiliates and ground stations around the world and provides satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally.
RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited and has been reviewed by independent accountants.
     Revenues. Revenues for the three months ended September 30, 2005 were approximately $11.2 million as compared to $8.9 million in the same period in 2004. Revenues for the nine months ended September 30, 2005 were approximately $28.4 million, compared to $20.6 million for the same period in 2004. Approximately $1.1 million of the increase in third quarter 2005 revenues resulted from the recognition of revenue associated with infrastructure enhancements under the NGA ClearView program that were completed subsequent to the third quarter and are being recognized over the remaining term of the contract. The remaining increase was principally generated from volume increases in value added production services performed on behalf of NGA along with increased subscription sales of SeaStar imagery generated from the OrbView-2 satellite for commercial customers. The increase in 2005 year-to-date revenues as compared to 2004 was primarily due to commencement of OrbView-3 operations for the U.S. Government effective in March 2004 under the NGA ClearView program for imagery and infrastructure enhancements, and in June 2004 for production services. The timing of the commencement of these activities resulted in a $6.8 million increase in 2005 revenues over 2004. The remaining increase resulted from the commencement of OrbView-3 operations for international customers in the second quarter of 2004. Revenues have developed more slowly than anticipated due to a number of factors, one of which is that many international customers have delayed purchasing decisions for long term contracts pending the outcome of the industry consolidation currently underway (see “Space Imaging Acquisition” discussion above). Management believes this delay will continue into 2006 until the Company and Space Imaging can effectively promote the combined capabilities and product portfolios of the two companies. The Company recognized revenues generated from OrbView-3 products and services of $9.3 million and $6.7 million for the three months ended September 30, 2005 and 2004, respectively, and $23.7 million and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of direct expenses. Direct expenses for the three months ended September 30, 2005 and 2004 were approximately $9.7 million and $9.2 million, respectively, while direct expenses for the nine months ended September 30, 2005 and 2004 were approximately $27.8 million and $25.0 million, respectively. The $0.5 million increase in direct expenses in the third quarter of 2005 was attributable to the amortization of previously deferred ClearView infrastructure enhancement costs for projects completed in the second quarter of 2005. Approximately $1.5 million of the increase in direct expenses for the nine month period resulted from the commencement of depreciation of OrbView-3 satellite and related assets which began in February 2004. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground system assets of $5.6 million and $5.1 million for the three months ended September 30, 2005 and 2004, respectively, and $16.1 million and $13.6 million for the nine months ended September 30, 2005 and 2004, respectively. The majority of the remaining $1.3 million increase in direct costs resulted from the recognition of deferred ClearView infrastructure enhancement costs as discussed previously.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were approximately $3.1 million for the three months ended September 30, 2005 compared to $3.3 million recorded for the 2004 period. SG&A expenses for the nine months ended September 30, 2005 and 2004 were approximately $8.8 million and $7.1 million, respectively. SG&A expenses increased for both the quarter and nine-month periods due to increased sales and marketing expenditures to pursue business opportunities, increased staffing of both the sales and administration functions, and increased expenses associated with regulatory compliance. These factors resulted in increases of $1.0 million and $2.7 million for the quarter and nine month periods ended September 30, 2005, respectively. Offsetting these increases was a reduction in compensation expense associated with the amortization of restricted stock of $1.1 million and $0.9 million for the quarter and nine months ended September 30, 2005, respectively.
     Interest Expense, net. The Company recorded net interest expense of approximately $5.8 million and $2.6 million during the three months ended September 30, 2005 and 2004, respectively. The 2005 amount principally represents interest expense of $7.1 million incurred on the Company’s Senior Floating Rate Notes, offset by interest income of approximately $1.3 million. The 2004 amount represents interest expense incurred on the Company’s Senior Notes and Senior Subordinated Notes, both of which were repaid during 2005. The Company recorded net interest expense of $9.5 million and $7.5 million for the nine months ended September 30, 2005 and 2004, respectively. The 2005 amount principally represents interest expense of $7.0 million incurred on the Company’s Senior Floating Rate Notes and interest expense of $3.7 million incurred on the Senior Notes and Senior Subordinated Notes, offset by interest income of approximately $2.3 million. The 2004 amount represents interest expense incurred on the Company’s Senior Notes and Senior Subordinated Notes. Both the Senior Notes and the Senior Subordinated Notes initially incurred interest payable in kind at an annual rate of 13.625 percent through December 31, 2004. Total interest expense paid in kind for the three months and nine months ended September 30, 2004 was approximately $2.6 million and $7.6 million, respectively. At December 31, 2004, approximately $10.3 million of interest expense paid in kind was added to the principal balance, resulting in total long-term debt of $85.0 million. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incurred interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. On June 29, 2005, ORBIMAGE entered into an interest rate swap in connection with the Senior Floating Rate Notes locking the annual interest rate at 13.75%, payable semi-annually.
     Loss from Early Extinguishment of Debt. On March 31, 2005, ORBIMAGE repaid its Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included $0.6 million representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. The Company recorded a loss of $0.6 million associated with the early extinguishment of the Senior Notes in the first quarter of 2005. During the third quarter of 2005, the Company recorded a loss of $2.1 million associated with the early extinguishment of its Senior Subordinated Notes. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the OrbView-5 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
     Benefit for Income Taxes. The Company recorded no income tax benefit for the three months and nine months ended September 30, 2005 and 2004, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.
     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to OrbView-5 construction costs was $230.7 million at September 30, 2005. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include potential orders to be issued under indefinite-delivery/indefinite-quantity (“IDIQ”) type contracts. Total funded backlog was $33.6 million at September 30, 2005. In addition, the NGA’s share of OrbView-5 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the six quarter imagery delivery term of the program after OrbView-5 has been placed into service.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $92.1 million and net cash used in operating activities was $0.6 million during the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operating activities in 2005 is primarily attributable to a $75.6 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program through September 2005. The Company has achieved each of the program milestones on the NextView contract through September 30, 2005 in accordance with the milestone schedule. The Company has received approximately $100.8 million of NextView milestone payments from NGA through September 30, 2005, which represents all of the payments currently available under the milestone schedule. ORBIMAGE also generated $3.7 million of cash through September 2005 through the collection of amounts owed by the U.S Government and international regional distributors for OrbView-3 imagery and products.
     Investing activities used cash of approximately $119.4 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures associated with the NextView program were approximately $123.8 million for the nine months ended September 30, 2005. Cash used for investing activities also includes an initial payment of $6.0 million for the purchase of Space Imaging and approximately $0.7 million of acquisition-related out-of-pocket expenditures.
     Net cash provided by financing activities was $220.0 million for the nine months ended September 30, 2005. ORBIMAGE neither received nor used cash for financing activities during the nine months ended September 30, 2004. In February 2005, ORBIMAGE commenced a rights offering in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. ORBIMAGE received approximately $32.6 million from the rights offering on March 24, 2005. The Company also received $42.5 million of proceeds from the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004.
     As of September 30, 2005, the Company had $253.3 million of cash and cash equivalents. The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. ORBIMAGE secured its equity commitment through the private placement of equity which closed in November 2004 and the subscription rights offering which closed in March 2005, and secured its debt commitment through the issuance of Notes described above. As previously stated above, revenues have developed more slowly than anticipated due to a number of factors, one of which is that many international customers have delayed purchasing decisions for long term contracts pending the outcome of the industry consolidation currently underway (see “Space Imaging Acquisition” discussion above). Management believes this delay will continue into 2006 until the Company and Space Imaging can effectively promote the combined capabilities and product portfolios of the two companies. Management does not believe the delay in revenues will affect the Company’s ability to fund its portion of the NextView program.
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
     The Notes were issued at a discount of two percent of total principal; consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.9 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. Approximately $8.9 million was used to pay certain transaction-related expenses. The remaining $109.5 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company recorded a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes during the third quarter of 2005. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the OrbView-5 satellite, and $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement.
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $0.2 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at September 30, 2005.
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
     In the first quarter of 2005, ORBIMAGE repaid its Senior Notes due 2008 and signed a new lease for office space in its Dulles, Virginia facility through 2012. In the second quarter of 2005, the Company issued new senior notes totaling $250 million. At the beginning of the third quarter of 2005, the Company repaid its Senior Subordinated Notes due 2008. The following table reflects payments due by period under the Company’s long-term obligations and commitments:

		Payments due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long-term debt	$250,000	$—	$—	$—	$250,000
Operating lease commitments	6,937	1,034	2,125	2,135	1,643

Total contractual cash obligations	$256,937	$1,034	$2,125	$2,135	$251,643

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

ORBIMAGE Holdings Inc. (Registrant)
Date: November 14, 2005	by:	/s/ Matthew M. O’Connell
Matthew M. O’Connell
President and Chief Executive Officer (Principal Executive Officer)

	by:	/s/ Tony A. Anzilotti
Tony A. Anzilotti
Vice President, Finance and Controller (Principal Financial Officer)