Form 10-Q/A
period 2005-06-30
ORBIMAGE INC
filed 2006-03-31
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
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
Registrant’s telephone number, including area code: (703) 480-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                          Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2005

Common stock, $.01 par value	17,433,914

INTRODUCTORY NOTE
     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this report on Form 10-Q/A (the Amendment”) amends the Quarterly Report on Form 10-Q of ORBIMAGE Holdings Inc. (the “Company”) for the quarter ended June 30, 2005, as originally filed by the Company on August 15, 2005 (the “Original Filing”).
          This Amendment is being filed to reflect a restatement of the Company’s financial statements to correct the Company’s accounting for an interest rate swap agreement entered into in June 2005. The circumstances necessitating the restatement and the effect of restatement on the quarter and six months ended June 30, 2005 are more fully described in Note 2, “Financial Statement Restatement,” of the Notes to Consolidated Condensed Financial Statements.
     This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, other than items relating to the restatement and disclosures relating to controls and procedures. Accordingly, this Amendment should be read in conjunction with the Company’s filings (and any amendments thereto) made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

		PAGE
Part I. Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (unaudited) — Three Months and Six Months Ended June 30, 2005 and 2004	3
	Condensed Consolidated Balance Sheets (unaudited) — June 30, 2005 Pro Forma, June 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Revenues	$8,501	$9,749	$17,160	$11,759

Direct expenses	9,258	9,528	18,158	15,835

Gross profit (loss)	(757)	221	(998)	(4,076)

Selling, general and administrative expenses	3,098	2,191	5,646	3,834

Loss from operations	(3,855)	(1,970)	(6,644)	(7,910)

Interest expense, net	1,591	2,458	3,685	4,907
Unrealized loss on derivative instrument	1,370	—	1,370	—
Loss from early extinguishment of debt	—	—	639	—

Loss before benefit for income taxes	(6,816)	(4,428)	(12,338)	(12,817)

Benefit for income taxes	—	—	—	—

Net loss	$(6,816)	$(4,428)	$(12,338)	$(12,817)

Loss per common share — basic and diluted	$(0.39)	$(0.70)	$(0.82)	$(2.02)

Weighted average shares outstanding — basic and diluted	17,272,528	6,335,243	15,116,985	6,334,118
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	Pro Forma
	June 30, 2005	June 30,	December 31,
	(see Note 10)	2005	2004
	(as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$248,572	$185,380	$60,565
Restricted cash	—	126,836	—
Receivables net of allowances of $131 and $126, respectively	5,603	5,603	12,148
Other current assets	4,549	4,549	2,612

Total current assets	258,724	322,368	75,325

Property, plant and equipment, at cost, less accumulated depreciation of $5,714 and $3,751, respectively	22,721	22,721	18,263
Satellites and related rights, at cost, less accumulated depreciation and amortization of $27,859 and $18,142, respectively	176,846	176,846	116,640
Goodwill	28,490	28,490	28,490
Other assets	19,849	21,098	10,428

Total assets	$506,630	$571,523	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,536	$5,536	$3,970
Amounts payable to subcontractors	32,119	32,119	47,545
Deferred revenue	2,102	2,102	2,234
Other current liabilities	1,102	1,102	—

Total current liabilities	40,859	40,859	53,749

Long-term debt	245,002	307,776	85,018
Deferred revenue, net of current portion	69,911	69,911	24,491
Other noncurrent liabilities	4,939	4,939	—

Total liabilities	360,711	423,485	163,258

Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 17,432,033 shares and 9,917,078 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	174	174	99
Additional paid-in-capital	186,050	186,050	112,373
Unearned compensation	(1,109)	(1,109)	(1,845)
Accumulated deficit	(39,196)	(37,077)	(24,739)

Total stockholders’ equity	145,919	148,038	85,888

Total liabilities and stockholders’ equity	$506,630	$571,523	$249,146

See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2005	2004
	(as restated)
Cash flows from operating activities:
Net loss	$(12,338)	$(12,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,951	10,189
Interest paid in kind	—	4,954
Unrealized loss on derivative instrument	1,370	—
Stock compensation	736	567
Loss on early extinguishment of debt	639	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	5,918	(8,707)
Increase in other assets	(211)	—
Increase (decrease) in accounts payable and accrued expenses	1,562	(1,597)
Increase in deferred revenue	45,289	659

Net cash provided by (used in) operating activities	54,916	(6,752)

Cash flows from investing activities:
Capital expenditures	(88,408)	(495)

Net cash used in investing activities	(88,408)	(495)

Cash flows from financing activities:
Issuance of long-term debt	245,000	—
Restricted cash held in escrow	(126,836)	—
Extinguishment of long-term debt	(22,244)	—
Long-term debt repayment and issuance costs	(11,365)	—
Issuance of common stock	73,752	—

Net cash provided by financing activities	158,307	—

Net increase (decrease) in cash and cash equivalents	124,815	(7,247)

Cash and cash equivalents, beginning of period	60,565	14,405

Cash and cash equivalents, end of period	$185,380	$7,158

Supplemental cash flow information:
Interest paid	$4,295	$—

Non-cash items:
Capital expenditures	$(32,119)	$—
Amounts payable to subcontractors	32,119	—
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
(2) Financial Statement Restatement
     In June 2005, the Company entered into an interest rate swap agreement to effectively hedge its $250 million LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt is fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. The Company included changes from period to period in the fair value of this derivative instrument (which the Company classified as a cash flow hedge) as increases and decreases to Accumulated Other Comprehensive Income as permitted by SFAS No. 133 in the Company’s Quarterly Reports on Form 10-Q for the period ended June 30, 2005. In order to qualify for hedge accounting treatment, specific standards and documentation requirements must be met. The Company believed that it met those requirements and that derivative accounting treatment was appropriate under SFAS No. 133.
     Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company determined that, after review of the applicable derivative accounting rules, it did not have adequate documentation at inception of the interest rate swap agreement to qualify for hedge accounting treatment under SFAS No. 133. As a result, management determined that its accounting for this derivative instrument as a cash flow hedge during such periods was inappropriate. In addition, the Company determined that the calculations of the fair value of the derivative instrument at June 30, 2005 did not conform to the valuation methodology of the counterparty to the interest rate swap agreement. The Company’s management has fully briefed the Audit Committee with respect to management’s determinations.
     Based on management’s determination, the Audit Committee of the Board of Directors determined that the Company’s unaudited financial statements and other information for the quarter ended June 30, 2005 (including management’s evaluation of disclosure controls and procedures) should not be relied upon and these financial statements should be restated. The Audit Committee has discussed this conclusion and the restatement adjustments with the Company’s independent public accountants, BDO Seidman, LLP.
     Since the Company’s derivative transaction does not qualify for hedge accounting treatment, the Company will apply “mark to market” accounting. The primary effect of this change in treatment is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases occurred. As stated above, under the previous hedge accounting treatment, increases and decreases in the fair value of this derivative was recorded in Accumulated Other Comprehensive Income on the balance sheet, and had no effect on net income.
     A summary of the significant effects of the restatement is as follows (dollars in thousands except per share data):

	Quarter ended June 30, 2005		Six Months ended June 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of Operations Data:
Unrealized loss on derivative instruments	$—	$1,370	$—	$1,370
Net loss	(5,446)	(6,816)	(10,968)	(12,338)
Loss per share — basic and diluted	$(0.32)	$(0.39)	$(0.73)	$(0.82)

	Six Months Ended June 30, 2005
	As Previously
	Reported	As Restated
Statement of Cash Flows Data:
Net loss	$(10,968)	$(12,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized loss on derivative instruments	—	1,370

	Pro Forma June 30, 2005		June 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Balance Sheet Data:
Other liabilities	$6,910	$4,939	$6,910	$4,939
Total liabilities	362,682	360,711	425,456	423,485
Accumulated deficit	(37,826)	(39,196)	(35,707)	(37,077)
Accumulated other comprehensive loss	(3,341)	—	(3,341)	—
Total stockholders’ equity	143,948	145,919	146,067	148,038
(3) Reorganization
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
(4) Nature of Operations
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
(5) Significant Accounting Policies
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
Derivative Instruments and Hedging Activities
     ORBIMAGE accounts for interest rate swaps under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in other comprehensive income and subsequently recognized in earnings when the hedged item impacts income. The ineffective portion of cash flow hedges are recorded in current earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivatives are recorded in net earnings.
(6) NextView Contract
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
(7) Other Comprehensive Income (Loss)
     For the three month and six month periods ended June 30, 2005 and 2004, there were no material differences between net loss as reported and net comprehensive income (loss).
(8) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and six months ended June 30, 2005 and 2004 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Numerator for basic and diluted loss per common share:
Loss available to common stockholders	$(6,816)	$(4,428)	$(12,338)	$(12,817)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding	17,272,528	6,335,243	15,116,985	6,334,118

Loss per common share — basic and diluted (a)	$(0.39)	$(0.70)	$(0.82)	$(2.02)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for each of the periods presented.
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
     The following unaudited condensed pro forma balance sheet is intended to illustrate the effect of the repayment of the Senior Subordinated Notes and the release of restricted cash from escrow as if these transactions had occurred on June 30, 2005 (amounts in thousands):

	June 30, 2005			June 30, 2005
	As Reported	Adjustments		As Adjusted
	(as restated)			(as restated)
Cash	$185,380	63,192	(a)(b)(c)	$248,572
Restricted cash	126,836	(126,836	)(b)	—
Other current assets	10,152			10,152

Total current assets	322,368			258,724
Noncurrent assets	249,155	(1,249	)(c)	247,906

Total assets	$571,523			$506,630

Current liabilities	$40,859			$40,859
Long-term debt	307,776	(62,774	)(a)	245,002
Other noncurrent liabilities	74,850			74,850

Total liabilities	423,485			360,711
Stockholders’ equity	148,038	(2,119	)(c)	145,919

Total liabilities and stockholders’ equity	$571,523			$506,630

Notes:

(a)	– To record the redemption of the Senior Subordinated Notes balance of $62,774 in full.

(b)	– To record the release of escrow proceeds of $126,836 upon guarantee of the Notes by ORBIMAGE Inc.

(c)	– To record the write-off of unamortized consent fees of $1,249 and payment of refinancing bonuses of $870.
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $1.4 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at June 30, 2005.

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
     Unrealized Loss on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company, after reviewing the applicable derivative accounting rules, determined that it did not have adequate documentation at inception of the interest rate swap agreement to qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Since the Company’s derivative transaction does not qualify for hedge accounting treatment, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized loss of $1.4 million on this derivative instrument in the second quarter of 2005.
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
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $1.4 million and has been recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at June 30, 2005.
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
Item 4. Controls and Procedures
     ORBIMAGE maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer, principal financial officer and principal accounting officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. Notwithstanding the restatement of the Company’s quarterly results due to the change in accounting for its interest rate swap agreement as described below, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Except as noted below, there have been no significant changes in ORBIMAGE’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.
     Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s documentation of its interest rate swap agreement did not meet the requirements of SFAS No. 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting, resulting in the restatement of the Company’s condensed consolidated financial statements for the period ended June 30, 2005. Management has determined that this control deficiency did not constitute a material weakness in internal control over financial reporting as of June 30, 2005.
     Management intends to remediate the control deficiency through a revision of the Company’s documentation of policies and procedures and review to meet the standard of hedge documentation under SFAS No. 133, and by strengthening the Company’s internal knowledge base regarding hedge accounting with improved training and expertise. By implementing these internal control improvements, management expects to remediate this material weakness in internal control over financial reporting by the end of the first quarter of 2006.
     The Company will continue to improve the design and effectiveness of its disclosure controls and procedures and internal control over financial reporting to the extent necessary in the future to provide management with timely access to such material information and to correct any deficiencies that may be discovered in the future.

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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2	Rule 13a-14(a) Certification of Henry E. Dubois

Exhibit 31.3	Rule 13a-14(a) Certification of Tony A. Anzilotti

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIMAGE Holdings Inc.

(Registrant)

Date: March 31, 2006	by:	/s/ Matthew M. O’Connell

Matthew M. O’Connell
President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Henry E. Dubois

Henry E. Dubois
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

	by:	/s/ Tony A. Anzilotti

Tony A. Anzilotti
Vice President, Finance and Controller
(Principal Accounting Officer)