Form 10-Q/A
period 2005-09-30
ORBIMAGE INC
filed 2006-03-31
CIK 1040570

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

INTRODUCTORY NOTE
     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this report on Form 10-Q/A (the Amendment”) amends the Quarterly Report on Form 10-Q of ORBIMAGE Holdings Inc. (the “Company”) for the quarter ended September 30, 2005, as originally filed by the Company on November 14, 2005 (the “Original Filing”).
     This Amendment is being filed to reflect a restatement of the Company’s financial statements to correct the Company’s accounting for an interest rate swap agreement entered into in June 2005. The circumstances necessitating the restatement and the effect of restatement on the quarter and nine months ended September 30, 2005 are more fully described in Note 2, “Financial Statement Restatement,” of the Notes to Consolidated Condensed Financial Statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Revenues	$11,197	$8,891	$28,357	$20,650

Direct expenses	9,685	9,162	27,843	24,997

Gross profit (loss)	1,512	(271)	514	(4,347)

Selling, general and administrative expenses	3,146	3,293	8,792	7,127

Loss from operations	(1,634)	(3,564)	(8,278)	(11,474)

Interest expense, net	5,795	2,576	9,480	7,483
Unrealized gain on derivative instrument	(2,708)	—	(1,338)	—
Loss from early extinguishment of debt	2,119	—	2,758	—

Loss before benefit for income taxes	(6,840)	(6,140)	(19,178)	(18,957)

Benefit for income taxes	—	—	—	—

Net loss	$(6,840)	$(6,140)	$(19,178)	$(18,957)

Loss per common share — basic and diluted	$(0.40)	$(0.95)	$(1.21)	$(2.97)

Weighted average shares outstanding — basic and diluted	17,291,587	6,497,292	15,849,818	6,388,335
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$253,318	$60,565
Receivables net of allowances of $127 and $126, respectively	8,444	12,148
Other current assets	3,634	2,612

Total current assets	265,396	75,325

Property, plant and equipment, at cost, less accumulated depreciation of $6,635 and $3,751, respectively	27,455	18,263
Satellites and related rights, at cost, less accumulated depreciation and amortization of $32,687 and $18,142, respectively	221,483	116,640
Goodwill	28,490	28,490
Other assets	27,430	10,428

Total assets	$570,254	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,484	$3,970
Amounts payable to subcontractors	62,984	47,545
Deferred revenue	1,113	2,234
Other current liabilities	1,561	—

Total current liabilities	79,142	53,749

Long-term debt	245,182	85,018
Deferred revenue, net of current portion	100,791	24,491
Other noncurrent liabilities	3,604	—

Total liabilities	428,719	163,258

Stockholders’ equity :
Common stock, par value $0.01; 25,000,000 shares authorized; 17,434,889 shares and 9,917,078 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	174	99
Additional paid-in-capital	186,043	112,373
Unearned compensation	(765)	(1,845)
Accumulated deficit	(43,917)	(24,739)

Total stockholders’ equity	141,535	85,888

Total liabilities and stockholders’ equity	$570,254	$249,146

     See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2005	2004
	(as restated)
Cash flows from operating activities:
Net loss	$(19,178)	$(18,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,665	16,090
Interest paid in kind	—	7,559
Unrealized gain on derivative instrument	(1,338)	—
Stock compensation	1,080	2,027
Loss on early extinguishment of debt	2,758	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	3,992	(7,277)
Decrease in other assets	992	—
Increase (decrease) in accounts payable and accrued expenses	9,512	(1,331)
Increase in deferred revenue	75,627	1,295

Net cash provided by (used in) operating activities	92,110	(594)

Cash flows from investing activities:
Capital expenditures	(112,693)	(1,060)
Acquisition of Space Imaging	(6,688)	—

Net cash used in investing activities	(119,381)	(1,060)

Cash flows from financing activities:
Issuance of long-term debt	245,000	—
Extinguishment of long-term debt	(85,016)	—
Long-term debt repayment and issuance costs	(13,706)	—
Issuance of common stock	73,746	—

Net cash provided by financing activities	220,024	—

Net increase (decrease) in cash and cash equivalents	192,753	(1,654)

Cash and cash equivalents, beginning of period	60,565	14,405

Cash and cash equivalents, end of period	$253,318	$12,751

Supplemental cash flow information:
Interest paid	$4,295	$—

Payments made in conjunction with Chapter 11 reorganization	$—	$1,040

Non-cash items:
Capital expenditures	$(67,625)	$—
Amounts payable to subcontractors	62,984	—
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
(2) Financial Statement Restatement
     In June 2005, the Company entered into an interest rate swap agreement to effectively hedge its $250 million LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt is fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. The Company included changes from period to period in the fair value of this derivative instrument (which the Company classified as a cash flow hedge) as increases and decreases to Accumulated Other Comprehensive Income as permitted by SFAS No. 133 in the Company’s Quarterly Reports on Form 10-Q for the period ended September 30, 2005. In order to qualify for hedge accounting treatment, specific standards and documentation requirements must be met. The Company believed that it met those requirements and that derivative accounting treatment was appropriate under SFAS No. 133.
     Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company determined that, after review of the applicable derivative accounting rules, it did not have adequate documentation at inception of the interest rate swap agreement to qualify for hedge accounting treatment under SFAS No. 133. As a result, management determined that its accounting for this derivative instrument as a cash flow hedge during such periods was inappropriate. In addition, the Company determined that the calculations of the fair value of the derivative instrument at September 30, 2005 did not conform to the valuation methodology of the counterparty to the interest rate swap agreement. The Company’s management has fully briefed the Audit Committee with respect to management’s determinations.
     Based on management’s determination, the Audit Committee of the Board of Directors determined that the Company’s unaudited financial statements and other information for the quarter ended September 30, 2005 (including management’s evaluation of disclosure controls and procedures) should not be relied upon and these financial statements should be restated. The Audit Committee has discussed this conclusion and the restatement adjustments with the Company’s independent public accountants, BDO Seidman, LLP.
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
     A summary of the significant effects of the restatement is as follows (dollars in thousands except per share data):

	Quarter ended		Nine Months ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of Operations Data:
Unrealized gain on derivative Instruments	$—	$(2,708)	$—	$(1,338)
Net loss	(9,548)	(6,840)	(20,516)	(19,178)
Loss per share – basic and diluted	$(0.55)	$(0.40)	$(1.29)	$(1.21)

	Nine Months ended
	September 30, 2005
	As Previously
	Reported	As Restated
Statement of Cash Flows Data:
Net loss	$(20,516)	$(19,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized gain on derivative instruments	—	(1,338)

	September 30, 2005
	As Previously
	Reported	As Restated
Balance Sheet Data:
Other assets	$26,092	$27,430
Total assets	568,916	570,254
Other liabilities	3,811	3,604
Total liabilities	428,926	428,719
Accumulated deficit	(45,255)	(43,917)
Accumulated other comprehensive loss	(207)	—
Total stockholders’ equity	139,990	141,535
Total liabilities and stockholders’ Equity	568,916	570,254
(3) Reorganization
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
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the OrbView-5 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders; (ii) $155 million of additional indebtedness; and (iii) cash flow of approximately $45 million generated by the Company’s existing business. The first portion of the equity funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company received $32.5 million through the issuance of 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of the equity funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.6 million from the rights offering on March 24, 2005. The Company raised the $155 million debt portion of the funding as part of a refinancing of the Company’s long-term debt, which closed on June 29, 2005, as discussed further in Note 11 below.
(7) Space Imaging Acquisition
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
(8) Other Comprehensive Income (Loss)
     For the three month and nine month periods ended September 30, 2005 and 2004, there were no material differences between net loss as reported and net comprehensive income (loss).
(9) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(as restated)		(as restated)
Numerator for basic and diluted loss per common share:
Loss available to common stockholders	$(6,840)	$(6,140)	$(19,178)	$(18,957)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding	17,291,587	6,497,292	15,849,818	6,388,335

Loss per common share — basic and diluted (a)	$(0.40)	$(0.95)	$(1.21)	$(2.97)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for each of the periods presented.
(10) OrbView-3 Milestone Payment Obligations
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
(11) Long-Term Debt
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
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $1.3 million and has been recorded in other assets in the accompanying condensed consolidated balance sheet at September 30, 2005.

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
(12) Information on Industry Segments and Major Customers
     The Company operated as a single segment for the three months and nine months ended September 30, 2005 and 2004. The Company recognized revenues related to contracts with the U.S. Government, its largest customer, of approximately $7.1 million and $16.8 million for the three months and nine months ended September 30, 2005, respectively, representing approximately 63 percent and 59 percent, respectively, of total revenues recognized during the period. The Company also recognized revenue of approximately $1.3 million and $1.0 million for the three months ended September 30, 2005 associated with imagery sales to its two largest international customers, which represents 11 percent and 9 percent, respectively, of total revenues recognized during the quarter. For the nine months ended September 30, 2005, imagery sales to the Company’s two largest international customers were $3.7 million and $2.9 million, or 13 percent and 10 percent, respectively, of total revenues recognized for the period.
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
     Unrealized Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company, after reviewing the applicable derivative accounting rules, determined that it did not have adequate documentation at inception of the interest rate swap agreement to qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Since the Company’s derivative transaction does not qualify for hedge accounting treatment, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized gain on this derivative instrument of $2.7 million and $1.3 million for the three months and nine months ended September 30, 2005, respectively.
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
     The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $1.3 million and has been recorded in other assets in the accompanying condensed consolidated balance sheet at September 30, 2005.
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
     Management has concluded that the Company did not maintain effective controls to ensure that hedge accounting was correctly applied pursuant to generally accepted accounting principles. Specifically, the Company’s documentation of its interest rate swap agreement did not meet the requirements of SFAS No. 133 and related interpretations and the Company incorrectly applied the short-cut method of hedge accounting, resulting in the restatement of the Company’s condensed consolidated financial statements for the period ended September 30, 2005. Management has determined that this control deficiency did not constitute a material weakness in internal control over financial reporting as of September 30, 2005.
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

ORBIMAGE Holdings Inc.

(Registrant)

Date: March 31, 2006	by:	/s/ Matthew M. O’Connell

Matthew M. O’Connell
President and Chief Executive Officer
(Principal Executive Officer)

	by:	/s/ Henry Dubois

Henry Dubois
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	by:	/s/ Tony A. Anzilotti

Tony A. Anzilotti
Vice President, Finance and Controller
(Principal Accounting Officer)