Form 10-K
period 2005-12-31
ORBIMAGE INC
filed 2006-03-31
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 000-50933
ORBIMAGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State of other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

21700 Atlantic Blvd Dulles, VA (Address of principal executive office)	20166 (Zip Code)
Registrant’s telephone number, including area code:
(703) 480-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered

None	N/A
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ’ 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐         No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Check one:         Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $241,433,657
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of Common Stock, par value $0.01, as of March 23, 2006 was 17,447,809 shares.
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
Overview
      ORBIMAGE Holdings Inc. (“ORBIMAGE Holdings”), together with its consolidated subsidiaries, is a leading provider of global space-based imagery of the earth. We provide our customers high-resolution and low-resolution imagery, imagery-derived products and image processing services. Concurrent with the Space Imaging acquisition described below, we announced that the combined company would do business under the brand name GeoEye.
      We currently operate the IKONOS and OrbView-3 high-resolution satellites and OrbView-2 low-resolution satellite. IKONOS, which was launched in September 1999 and acquired by ORBIMAGE Holdings in January 2006, and OrbView-3, launched in June 2003, support a wide range of applications: defense, military planning, and intelligence; general mapping and charting; and civil and commercial applications such as agriculture, forestry, and environmental monitoring. IKONOS collects 0.82 meter resolution panchromatic (black and white) imagery and 3.2 meter resolution multi-spectral (color) imagery. OrbView-3 collects 1.0 meter resolution panchromatic imagery and 4.0 meter resolution multi-spectral imagery. OrbView-2, launched in 1997, collects 1.0 kilometer resolution multi-spectral imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. Its coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing and environmental monitoring, as well as military operations. We are currently constructing a new satellite, which we refer to as GeoEye-1. When launched in early 2007, GeoEye-1 will be the world’s highest-resolution commercial remote-sensing satellite with a ground resolution of slightly less than 0.5 meter.
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
      On January 10, 2006, we acquired substantially all of the assets of Space Imaging LLC (“Space Imaging”). Space Imaging was a leading supplier of visual information products and services derived from space imagery with over a dozen international affiliates and ground stations around the world. Space Imaging provided satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. The acquired assets include the IKONOS satellite, the world’s first one-meter commercial Earth imaging satellite, and facilities in Thornton, Colorado and Norman, Oklahoma. These new facilities increase our capacity to accomplish the production work previously limited to our Dulles and St. Louis facilities.
      Our headquarters is located at 21700 Atlantic Blvd., Dulles, Virginia, 20166. Our telephone number is 703-480-7500.
Available Information
      We maintain an Internet website at www.geoeye.com. In addition to news and other information about our company, we make available on or through the Investor Information section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission (“SEC”). At the Investor Information section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics and the charters for each standing committee of the Board of Directors, including the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters or by telephone at (703) 480-7500. All of the above-referenced reports and documents are available free of charge.
      In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Company History
      We started in 1991 as an operating division of Orbital Sciences Corporation (“Orbital Sciences”) to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the earth’s landmass, oceans and atmosphere. We were incorporated under the name of Orbital Imaging Corporation in 1992 in Delaware as a wholly owned subsidiary of Orbital Sciences. Our first satellite, Orb-View-1, was launched in 1995, to provide dedicated weather-related imagery and metrological data to the National Aeronautics and Space Administration (“NASA”), and was retired from service in 2003. In 1996 and 1997, we executed three significant contracts with Orbital Sciences. These contracts involved, among other things, all assets and liabilities of Orbital Sciences’ operating division being sold to us at historical cost. Under these contracts, we purchased engineering, construction and launch services for each of our satellites from Orbital Sciences.
      The three significant contracts which we had with Orbital Sciences at the beginning of 2002 were: (i) the ORBIMAGE System Procurement Agreement dated November 18, 1996, as amended; (ii) the OrbView-2 License Agreement dated May 8, 1997; and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997.
      Under the system procurement agreement, we purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling us to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. The system procurement agreement originally called for the OrbView-3 satellite to be constructed and launched before OrbView-4; however, continuing schedule delays resulted in OrbView-4 being constructed and delivered first. In September 2001 Orbital Sciences attempted to launch our Orb-View-4 satellite but it failed to achieve orbit and was lost over the Indian Ocean. In June 2003, Orbital Sciences successfully launched OrbView-3. We own all of our satellites (or, in the case of OrbView-2, an exclusive license to all rights in the satellite) and all material equipment at each of our ground stations, free of any liens or other encumbrances.
      On April 5, 2002 we filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Virginia (the “Court”), and in that proceeding commenced actions against Orbital Sciences for various claims, including breach of our procurement agreement in connection with delays in the construction and launch of our OrbView-3 satellite. We subsequently settled those claims pursuant to a settlement agreement with Orbital Sciences.
      The system procurement agreement is now complete except for post-launch incentives we may owe to Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite. Annual post-launch on-orbit payments to Orbital Sciences are payable in maximum amounts of up to $1.125 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the OrbView-3 system, for a total possible maximum obligation of $6.375 million. The amount of each on-orbit incentive payment is dependent on the operating performance of OrbView-3 at the time each payment is due. We paid the initial on-orbit incentive payment of $1.125 million during the second quarter of 2005. In addition, we paid a $1.5 million on-orbit milestone payment to Orbital Sciences in the second quarter of 2005.
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
      Under the OrbView-2 license agreement, Orbital Sciences has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 license agreement, Orbital Sciences assigned to ORBIMAGE all amounts that were due to Orbital Sciences under a contract Orbital Sciences had with NASA to deliver OrbView-2 imagery. At the time, this NASA contract, since expired, was the primary contract for imagery from OrbView-2. We have sole responsibility for operating and controlling the OrbView-2 satellite.
      Under the administrative services agreement, we paid Orbital Sciences for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital Sciences. The administrative services agreement was terminated on March 31, 2002. As part of the settlement agreement, we executed a sublease agreement with Orbital Sciences which permitted us to continue subleasing our current office space from Orbital Sciences through April 2005, at which time we signed a new lease for our office space directly from the owner of our building.
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
Formation of ORBIMAGE Holdings Inc.
      ORBIMAGE Holdings Inc. was organized as a Delaware corporation on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”), which provides for the formation of a holding company structure without a vote of the stockholders of the corporation in the position of ORBIMAGE Inc.
      Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”) was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
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
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program allows NGA to have two separate providers of next generation high-resolution satellite imagery, rather than just one under the original award. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, are constructing a new satellite, which we refer to as GeoEye-1. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract that we have with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. The Company has received approximately $129.6 million of NextView milestone payments from NGA since inception, which represents all of the payments that were currently available under the milestone schedule.
      We anticipate the GeoEye-1 satellite will be launched and go into service in early 2007. We intend to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but we believe the premium will cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008.

NGA will have the first right to order images from the satellite, which we anticipate will utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      The NextView contract also provides for NGA to order approximately $197 million of imagery products on GeoEye-1 for the six quarters after GeoEye-1 goes into service, a period that we expect will end in September 2008. We anticipate that NGA will account for approximately half of the satellite’s imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.
      We believe that the GeoEye-1 satellite, when it is launched and placed into service, will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for less than 0.5 meter resolution panchromatic (black and white) images, and less than 2.0 meter resolution multi-spectral (color) images, with the capability to take images across 700,000 square kilometers of the earth’s surface every day.
Space Imaging Acquisition
      On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to SI Opco.
      On January 10, 2006, SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The $58.5 million cash purchase price was funded with a combination of (i) the issuance of $50 million of indebtedness under the Credit Agreement (as described below); (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition.
      On January 10, 2006, ORBIMAGE Holdings, SI Opco and ORBIMAGE SI Holdco Inc. (“SI Holdco”), an indirect wholly owned subsidiary of ORBIMAGE Holdings, entered into a Credit Agreement (the “Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. The Credit Agreement provides for SI Opco to draw down senior secured term loans of $50 million in full on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans will be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.
      SI Opco will be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. SI Opco will also be required to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the Credit Agreement.
Remote Imagery Industry
      Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. The market for remote imaging includes satellite development, construction and operations by both domestic and international commercial and government users who decide to build and operate their own satellite systems, as well as purchased imagery and related services currently addressable by existing imagery suppliers. Historically, in the United States, the only “commercial” operators of remote imaging satellites were quasi-governmental programs like the low-resolution Landsat satellite systems in operation since 1972. The opportunities for commercialization of space-based imagery expanded in 1994 when the U.S. Government implemented a policy permitting the worldwide, commercial sale of high-resolution satellite imagery by U.S. companies.
      Formerly, all satellite imagery systems were either military surveillance platforms or were sponsored by large national and international civil space agencies, which used satellites to monitor meteorological conditions and environmental changes on the Earth’s surface. Currently, there are a limited number of commercial providers of satellite imaging services, which collectively address only a portion of the market opportunities in the remote imaging industry. Historically, the majority of commercial imagery came from local or regional aerial photography firms. Although aerial imaging companies are able to achieve high spatial resolution and customize their products according to local needs, their limited coverage range and restricted ability to fly over certain areas of the globe limit use of their products.
      The major purchaser of commercial satellite imagery in the United States is NGA. Under NGA’s ClearView and NextView programs, it acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other agencies of the U.S. Government that purchase satellite imagery include the Department of Agriculture, the Department of Commerce, the Department of Interior, the Department of State, the Department of Transportation, the Department of Treasury and many independent agencies that include the EPA, FEMA and NASA among others. The White House implemented a Commercial Remote Sensing Space Policy establishing the U.S. Geological Survey (“USGS”) as the lead civil agency to implement a civilian version of NGA’s ClearView program for the procurement of commercial imagery for all civilian Federal (i.e. non-military) agencies.
      Similarly, countries around the world that are unable or unwilling to establish their own space programs must rely on limited aerial imagery collection for border surveillance and related national defense programs. IKONOS and OrbView-3, however, are able to image areas that are not accessible by airplanes because of restrictions on air space or because the areas are too remote. In addition, up-to-date maps are crucial for serving the high-technology segments of the national security market, such as digital terrain modeling for aircraft and missile guidance. International customers represent a substantial portion of our revenue.
      In the aftermath of the terrorist attacks on the U.S. on September 11, 2001 and the conflict in Afghanistan, Iraq, the Middle East, and the “war on terror” have significantly contributed to the increase in demand by the U.S. Government for satellite imagery to address national security and intelligence gathering concerns. This shift in demand towards commercial satellite imagery providers was formalized in the Bush Administration’s “U.S. Commercial Remote Sensing Policy” dated April 25, 2003. This policy requires U.S. Government agencies to “rely to the maximum practical extent on commercial remote sensing space capabilities for filling imagery and geospatial needs.”
      Additionally, a commercial imagery customer, like a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, could hire an aerial photographer to fly an airplane over the area to take pictures, develop the film and deliver the final map to the customer. This can be time consuming and expensive. In contrast, our high-resolution satellites are capable of obtaining tens of thousands of square kilometers of 0.82 meter resolution imagery in the case of IKONOS and 1.0 meter resolution imagery in the case of OrbView-3 in a single 10-minute pass (though operationally image windows are set for shorter periods and the imaging mode that maximizes the size of the imaged area is not used unless that is the appropriate mode for a customer’s needs). Additionally, both IKONOS and OrbView-3 can quickly downlink its imagery to a customer or we can further process the imagery in response to specialized customer requests.
      We believe real-time global satellite imagery allows commercial customers to map areas of the world efficiently and cost-effectively where either no maps exist or where existing maps are obsolete. This imagery also permits users to monitor agricultural, forestry and fishing areas frequently to provide timely information to enhance business and government effectiveness.
Products and Services
      Currently, we employ an integrated system of imaging satellites, ground stations and global sales channels to collect, process and distribute satellite imagery and derived products from our OrbView-2, IKONOS and OrbView-3 satellites throughout the world. With our satellite systems and our large-scale product generation capabilities, GeoEye serves the worldwide market needs for advanced imagery information products to view, map, measure, and monitor the earth for applications including environmental monitoring, construction planning, precision mapping and intelligence gathering. A clear, high-resolution image of the earth can help national security agencies monitor borders, gather intelligence on potential conflicts, plan air, ground and naval missions, deploy resources, and assess battle damage. It can also aid with a wide range of commercial applications such as environmental impact assessments, utility infrastructure planning, wireless telecommunications design, oil and gas exploration, forestry management, insurance and risk management and natural disaster assessment.
      The U.S. Government is our largest single customer. We currently have contracts to provide NGA imagery, imagery derived products and image production services under the Government’s ClearView program. In 2006, the contracts provide for NGA to pay us a minimum of $36 million for IKONOS-related imagery products and $13 million for OrbView-3 related imagery products.
      We provide imagery production services to NGA under the ClearView contract and the Global Geospatial Intelligence (GGI) program. We received additional task orders under the ClearView contract to provide $6.4 million of production services to NGA which were performed during the first two years of the contract. Although funding for these programs has been allocated by the U.S. Government, the Government may cancel the programs at any time, subject to limited termination liability.
      Our various contracts with the U.S. Government in the aggregate were responsible for approximately 61% of our revenues for the year ended December 31, 2005.
      After the U.S. Government, our major clients are foreign customers located throughout the world. Three of these customers have contracts specific to OrbView-3 and ten customers have contracts specific to IKONOS. The material terms of each of these agreements are similar. In each case, our international clients pay us a guaranteed annual minimum for a defined amount of direct access time to IKONOS or OrbView-3 while it is over their antenna “footprint”. Under the OrbView-3 agreements, the customer provides us with their requested collection, and we then uplink commands to OrbView-3 to task such imagery and transmit it to the customer by direct downlink to the customer’s ground station. Due to the technological capabilities of the IKONOS satellite, under the IKONOS agreements, customers are able to perform their own collection planning and uplinking without the need to transmit commands through us. The contracts are generally for multi-year periods, and the customers have options to renew. In the event IKONOS or OrbView-3 become incapable of providing the required imagery, the contracts can be terminated, without further liability of either party beyond that for imagery already provided to the date of termination. The U.S. Government places certain restrictions on the sale and dissemination of satellite imagery which is discussed below under “Regulation  — United States Regulation.”
      We see aerial imagery data as complementary to our satellite data and plan to expand our product line by distributing aerial data as well as other types of imagery data, including radar and hyperspectral imagery data. However, we currently have no distribution arrangements in place for such products, and agreements will need to be reached with third party providers of such imagery data prior to any expansion of our product lines.

Satellite and Ground System Operations
      Our basic system architecture consists of the following major components:

•	Three advanced-technology low-Earth orbit, imaging satellites carrying sophisticated sensors that collect specific types of land and ocean data;

•	a central U.S.-based ground system that controls the satellites and that receives, processes and archives their imagery, and includes electronic cataloging and distribution capabilities; and

•	international regional distributor satellite receiving and distribution centers with direct downlinking capabilities.
      The following table summarizes the primary characteristics of our satellites:

	IKONOS	OrbView-3	OrbView-2

Principal Applications	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning	Weather, Fishing, Agricultural, Scientific Research
Best Ground Resolution	0.82 m Panchromatic, 3.2 m Multispectral	1 m Panchromatic, 4 m Multispectral	1 km to 4 km Multispectral
Scene-Width	11 km	8 km Panchromatic and Multispectral	2,800 km
Image Area (or Swath)	121 km(2)	64 km(2) Panchromatic and Multispectral	N.A.
On-Board Storage	80 Gigabytes	32 Gigabytes	128 Megabytes
Revisit Time	3 Days	3 Days	1 Day
Orbital Altitude	680 km	470 km	705 km
Design Life	7 years, increased to 8.3 years	5 Years	7.5 Years
      We are also constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. We anticipate the GeoEye-1 satellite will be launched and go into service in early 2007.
IKONOS
      IKONOS was launched in September 1999. IKONOS provides .82-meter resolution panchromatic (i.e., black and white) and 3.2-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. IKONOS has a design life of 7 years and sufficient fuel to operate for up to two additional years. Although we currently calculate that IKONOS should continue to operate past its design life, currently calculated as 8.3 years, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.
OrbView-3
      OrbView-3 has been designed to provide one-meter resolution black and white imagery and four-meter resolution color imagery of the Earth’s surface. OrbView-3 was launched on June 26, 2003. OrbView-3 provides 1.0-meter resolution panchromatic (i.e., black and white) and 4.0-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. OrbView-3 has a design life of 5 years and sufficient fuel to operate for up to two additional years. Although it is possible that OrbView-3 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.

GeoEye-1
      GeoEye-1 has been designed to provide 0.4 meter resolution black and white imagery and one-meter resolution color imagery of the Earth’s surface. GeoEye-1 is intended to have a design life of 7 years and sufficient fuel to operate for up to two additional years. Although it is possible that GeoEye-1 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.
OrbView-2
      The OrbView-2 satellite was launched in August 1997. OrbView-2 collects digital imagery of the Earth’s surface (land and oceans). We believe that OrbView-2 is one of the few satellites of its kind providing daily color images of the entire Earth’s surface. OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Servicetm. We also provide OrbView-2 imagery to researchers and U.S. Government agencies for scientific and environmental applications. There can be no assurance that U.S. Government agencies will renew their contracts beyond their current terms. Despite OrbView-2’s seven and a half year design life, we currently expect to continue commercial operations with OrbView-2 for up to ten years. However, notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life.
Ground Operations Centers and Image Processing Facilities
      OrbView-2 and OrbView-3 are controlled from our main operations center located in Dulles, Virginia. IKONOS is controlled from our operations center located in Thornton, Colorado. Each of our operations centers monitors the satellites controlled from that location while they are in orbit and commands them as required for imagery collection and to ensure that they maintain their proper orbits and appropriate communication links and that electrical power and other operating variables stay within acceptable limits. We communicate with the OrbView satellites through three main antennas located in Dulles, Virginia, Fairmont, West Virginia and Point Barrow, Alaska. We communicate with IKONOS through four main antennas located in Thornton, Colorado, Norman, Oklahoma, Fairbanks, Alaska and Kiruna, Sweden.
      In addition, the Dulles operations center performs the tasking operations for our OrbView-3 satellite. The tasking process is complicated and employs two software systems to evaluate whether a customer’s tasking request is feasible — the satellite must be able to view the desired area on a certain day at the time it passes overhead; adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on a certain day. The order must be received in time for processing and transmission to the satellite. In addition, the tasking systems consider the relative priority of different requests by one customer or several customers.
      The Dulles facility has an image receiving and processing center for the OrbView satellites and the Thornton facility has an image receiving and processing center for IKONOS. The image processing centers receive OrbView or IKONOS imagery downlinked to multiple ground antennas and are equipped with numerous work stations that process and convert the digital imagery into useful imagery products. The centers are designed to archive the maximum number of high-resolution satellite images per day and have the capability to generate a variety of geospatial products for resale.
      Our St. Louis image processing facility provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility can produce imagery from multiple sources including the U.S. Government’s satellites, our IKONOS and OrbView-3 satellites, the satellites operated by our U.S. competitor and many of the current international satellites.

      For the NextView program, we will lease two new ground stations, one in Norway and the other in Antarctica. Negotiations regarding the establishment of those ground stations are finalized and we will begin utilizing them once GeoEye-1 is launched.
Backlog
      Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $219.4 million at December 31, 2005. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include potential orders to be issued under indefinite-delivery/indefinite-quantity (“IDIQ”) type contracts. Total funded backlog was $22.3 million at December 31, 2005. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after GeoEye-1 has been placed into service.
Competition
      We compete against various private companies as well as against systems owned by the U.S. Government and various foreign governments.
      There are two primary commercial competitors in the U.S. market for satellite remote sensing. They are DigitalGlobe, Inc. (“DigitalGlobe”) and our company. DigitalGlobe operates the QuickBird satellite, which was launched in 2001. DigitalGlobe is believed to offer the highest level of resolution for its imagery products. Prior to our acquisition of Space Imaging, both DigitalGlobe and Space Imaging generated larger annual revenues than ORBIMAGE. We believe that, with the acquisition of Space Imaging, our 2006 annual revenues will exceed those of DigitalGlobe.
      The companies compete on the basis of resolution, accuracy, the ability to downlink directly to overseas customers in real time, collection speed and the ability to produce value added products from the imagery received from the satellites. The IKONOS and QuickBird satellites can simultaneously collect both panchromatic (or black and white) and multispectral (or color) imagery of any area. OrbView-3 can only collect an area in either the panchromatic or multispectral mode. Despite the single-mode collection capabilities of OrbView-3, we are nonetheless able to compete for customers using OrbView-3 as well as IKONOS because OrbView-3 has the ability to downlink imagery data directly to international ground station customers, while DigitalGlobe must downlink imagery in the U.S. before sending it overseas. This real-time downlink capability, combined with what we believe are lower satellite access fees and ground station equipment costs, negatively impact DigitalGlobe’s ability to compete in this market segment.
      We also compete indirectly against certain systems operated by the U.S. Government. The U.S. Government currently supports the use of commercial imagery for mapping and certain other purposes. There can be no guarantee that the U.S. Government will continue that policy.
      We also compete both directly and indirectly against certain systems operated by certain foreign governments and foreign corporations. We believe that those systems do not currently offer as high a level of resolution or accuracy as the commercial U.S. companies offer. There can be no assurance that future systems will not be equal to or better than our current system.
Seasonality
      Our business is not materially affected by seasonality. Although the angle of the sun and the presence or absence of cloud cover at different times of the year affects our satellites’ ability to capture useful images, most of our clients pay us on an annual basis so seasonal weather changes do not affect our annual revenue.

Employees
      As of March 23, 2006, we employ 295 people. Of those, 108 work at the Dulles facility, 57 work at the St. Louis facility, and 130 work at our newly acquired Thornton facility. Approximately 60 percent of our employees have U.S. Government security clearances to work on data that is classified by the U.S. Government. We have twelve employees who hold PhD’s or other terminal degrees in their fields.
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
      We currently have a DoC license for the IKONOS, OrbView-2 and OrbView-3 satellites. We are in process of adding the GeoEye-1 high-resolution satellite. The DoC licenses for IKONOS, OrbView-2 and OrbView-3 are valid through the operational lifetime of each high-resolution satellite. Once it becomes operational, the DoC license for GeoEye-1 will also be valid through its operational lifetime. We expect to satisfy the terms of the DoC licenses for IKONOS, OrbView-2 and OrbView-3 and maintain the regulatory licenses and approvals necessary for their ongoing operations, and will be required to obtain a DoC operating license for any new commercial imaging satellite systems developed by the company. Our licenses do not allow us to disseminate imagery of the state of Israel that have better resolution than those generally available in the market (not including U.S. providers subject to the same restriction). Currently, this prevents us from providing imagery of Israel that has resolution of less than 1.8 meters. Current restrictions placed on satellite imagery providers also prevent dissemination to anyone other than the U.S. Government of panchromatic imagery with a resolution of less than 0.5 meters or multispectral imagery of less than 2.0 meters. Imagery with resolutions between 0.5 meters and less than 0.82 meters panchromatic and between 2.0 meters and less than 3.2 meters multispectral may not be disseminated for 24 hours after collection to anyone other than the U.S. Government.
      Under the DoC licenses for our satellites, during periods when national security or international obligations and/or foreign policies may be compromised, as defined by the U.S. Secretary of Defense or the U.S. Secretary of State, the Secretary of Commerce may, after consultation with the appropriate agency(ies), require us to limit data collection and/or distribution by the system to the extent necessitated by the situation. During those periods when, and for those geographic areas, that the Secretary of Commerce requires us to limit distribution, we would be required, on request, to make the unenhanced data thus limited from the systems available exclusively, by means of government furnished rekeyable encryption on the downlink, to the U.S. Government. This form of control of the system at the direction of the U.S. Government is referred to as “shutter control” of the system. The costs and terms associated with meeting this condition would be negotiated directly between us and the Department of Defense (for the U.S. Government). Although a situation has never arisen which has resulted in the U.S. Government exercising its “shutter control”, we cannot anticipate whether or under what circumstances this condition would be exercised, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. Government.
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
      In February 1999, the FCC granted our application for a ten-year license to launch and operate the OrbView-3 satellite and to obtain a frequency allocation in the FCC’s Earth Exploration-Satellite Service (“EESS”) to transmit wideband imagery directly to Earth for commercial use and to perform telemetry, tracking and command of the satellites. Now that OrbView-3 has been launched successfully, the ten-year license term commenced upon the date we certified to the FCC that OrbView-3 has successfully been placed into orbit and operations conform to the terms of its FCC license. In April 1999, the FCC also granted licenses to us to operate ground stations for the OrbView-3 satellite in Dulles, Virginia and Point Barrow, Alaska. These ground station licenses have a 10-year term expiring April, 2009, and are renewable for additional terms upon FCC approval. We will be required to obtain FCC licenses for any new commercial imaging satellite systems developed by the company. Currently, two of our satellite-based competitors, DigitalGlobe and Space Imaging, hold licenses to use the same frequency band that we intend to use for its imagery transmissions by the OrbView-3 satellite and any new commercial imaging satellite systems developed by the company. The band is allocated by the FCC for use by other EESS licensees, as well as terrestrial fixed and mobile services. We expect to satisfy the terms of our FCC licenses and obtain the regulatory licenses and approvals necessary for OrbView-3 operations and any new commercial imaging satellite systems satellite we develop, including GeoEye-1; however, the termination of such licenses or failure to obtain such licenses or approvals would have a material adverse effect on our results of operations.
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

International Regulation
      All satellite systems operating internationally must comply with general international regulations and the specific laws of the countries in which satellite imagery is downlinked. Applicable regulations include:

•	International Telecommunication Union (ITU) regulations, which define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users, and the minimum interference the user must operate under for that service;

•	the Intelsat and Inmarsat agreements, which require that operators of international satellite systems demonstrate that they will not cause technical harm to Intelsat and Inmarsat; and

•	regulations of foreign countries that require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country.
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
      The U.S. Government, on our behalf, is required to coordinate the frequencies used by the IKONOS, OrbView-2, OrbView-3 and GeoEye-1 satellites, which do or will operate internationally. ITU frequency coordination is a necessary prerequisite to ITU registration, which provides interference protection from other international satellite systems. In addition, this coordination is a necessary prerequisite for obtaining approvals and licenses from some foreign countries. The ITU coordination process has been completed for OrbView-2. In 1998, the FCC advanced published the OrbView-3 satellite system’s technical parameters with the ITU. There are no ITU coordination requirements for non-geostationary satellite systems such as the OrbView-3 and GeoEye-1 system. In April 2003, the FCC submitted a bringing-into-use notification to the ITU informing it that all OrbView-3 satellite system frequency assignments had been brought into use within the time frame required under the ITU regulations for registration in the ITU’s Master International Frequency Register. We believe that the ITU registration process will not prevent us from obtaining necessary foreign licenses in a timely manner.
      In addition to complying with ITU regulations and coordination processes, we must also demonstrate that our satellites will not cause technical harm to Intelsat and Inmarsat communications satellites, under the Intelsat and Inmarsat agreements signed under international treaty. We have completed this process for OrbView-2 and believe that because of the frequencies they use or intend to use, the OrbView-3 and GeoEye-1 satellites will not cause any technical harm to the Intelsat or Inmarsat systems.
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
Item 1A.     Risk Factors.

Market Acceptance — We cannot assure you that the market will accept our products and services.
      Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by IKONOS, OrbView-3 and eventually GeoEye-1, to existing markets and new markets. The commercial availability of high-resolution satellite imagery is still a fairly recent phenomenon. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of products and services based on this type of imagery. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.
      We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our high-resolution satellite imagery products depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication, price and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services, particularly our high-resolution imagery products and services, delays in acceptance, or failure of certain markets to develop would negatively affect our business, financial condition and results of operations.

Government Contracts — We depend on contracts with government agencies for a substantial portion of our revenues. Government agencies can terminate their contracts at any time.
      Revenues from U.S. Government contracts accounted for approximately 61 percent, 51 percent and 30 percent of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. In addition, one or more of these government agencies may not continue to fund these contracts at current levels. Under the NextView imagery contract, for the six quarter period beginning on the date upon which GeoEye-1 becomes fully operational, which period we expect will end in September 2008, the U.S. Government has agreed to order approximately $197 million in imagery sales from GeoEye-1. Although we anticipate that the U.S. Government will purchase imagery under this contract, we cannot assure you that they will order or purchase imagery up to the full level specified in the contract or at all. In addition, although we anticipate that these government agencies will continue to purchase imagery and imagery products from us after the termination of the contracts under the ClearView and NextView programs, we cannot assure you that they will continue to purchase at pre-termination levels or at all. If a U.S. Government agency terminates or suspends any of its contracts with us, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on business, financial condition and results of operations.

NextView Contract — Our NextView imagery purchasing contract is a firm fixed-price contract which could subject us to losses in the event that we have cost overruns.
      We have entered into the imagery purchasing portion of the NextView program with the NGA on a firm fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. If our initial cost estimates are incorrect, we may lose money on this contract. In addition, this contract has provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize the full benefits of the NextView contract. Our financial condition is dependent on our ability to maximize our earnings from our NextView contract. Lower earnings caused by cost overruns and cost controls would have a negative impact on our financial results.

NextView Contract — We may encounter program delays in connection with the construction and launch of GeoEye-1.
      The NextView contract is subject to a set schedule of milestones culminating in the planned launch of GeoEye-1 in early 2007. The construction of the GeoEye-1 satellite and related ground system requires a large amount of advanced technical and engineering work to be done in a relatively short period of time. Because different areas of the program are interconnected, delay in one area of the program could cause delays in the other areas of the program. The failure to launch GeoEye-1 on time or to achieve system check out on time or at all could affect our ability to provide the full amount of anticipated imagery and imagery products to the NGA during the post-launch period under the NextView contract and could cause us to receive less in revenues for imagery which could cause a material adverse effect on our business, financial condition and results of operations.

Technological and Implementation Risks — We cannot assure you that our satellites will operate as designed.
      Our IKONOS and OrbView-3 satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellites’ performance. Our GeoEye-1 satellite will employ even more advanced technologies and sensors. Employing advanced technologies is further complicated by the fact that the satellites are in space. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellites, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite’s performance.
      We cannot assure you that IKONOS and OrbView-3 will continue to operate successfully throughout their expected design lives. In addition, we cannot assure that we will successfully launch GeoEye-1 or that, once launched, GeoEye-1 will operate successfully. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade its performance, which could materially affect our ability to market our products successfully.
      Our business model depends on our ability to sell imagery from two high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-3 if either satellite fails prematurely. The loss or failure of GeoEye-1 to be placed into service, or the permanent loss of IKONOS or OrbView-3, particularly if such loss were to occur prior to GeoEye-1 being placed into service, would materially and adversely affect our operations and financial condition.

Limited Life of Satellites — Satellites have limited useful lives and are expensive to replace.
      Satellites have limited useful lives. We determine a satellite’s useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

Satellite	Expected Design Life

OrbView-2	7 1/2 years (launched in August 1997)
IKONOS	8 years (launched in September 1999)
OrbView-3	5 years (launched in June 2003)
GeoEye-1	7 years (anticipated launch early 2007)
      The design lives of these satellites are affected by a number of factors, including the quality of construction, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its expected design life. We expect the performance of each satellite to decline gradually near the end of its design life. Despite the fact that OrbView-2’s seven and a half year design life has expired, we currently expect to continue commercial operations with OrbView-2 for up to two and a half more years. However notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that it will maintain its prescribed orbit or remain commercially operational past its design life.
      We anticipate using funds generated from operations to develop plans for follow-on high-resolution imagery satellites. If we do not generate sufficient funds from operations, we will not be able to deploy follow-on satellites to replace existing satellites at the end of their operating lives. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital, on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

Insurance — Limited insurance may not cover all risks of loss.
      The terms of our current notes require us to obtain launch insurance on GeoEye-1. Further we must maintain specified levels of on-orbit operations insurance for IKONOS, OrbView-3 and GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. This insurance may not be sufficient to cover the cost of a replacement high-resolution imagery satellite such as IKONOS, OrbView-3 or GeoEye-1. We do not have any insurance coverage for the OrbView-2 satellite. In addition, we may find it difficult to insure against certain risks, such as partial degradation of functionality of a satellite.
      Insurance market conditions or factors outside of our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums. Should the future terms of launch and on-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all.

Competition — We may not successfully compete in the remote imaging industry.
      Our products and services will compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these competitors may have greater financial, personnel and other resources than we have. Our major existing U.S. commercial competitor for high-resolution satellite imagery is DigitalGlobe, which operates a high-resolution satellite with higher resolution than IKONOS and OrbView-3 and is currently developing two next generation satellites which will have more advanced technologies and capabilities than IKONOS and OrbView-3, one of which is planned to be in service in 2006, and the other of which we expect would go into service in

2008. There are also several international competitors, a number of which have announced programs, some of which currently compete with others and others which could compete with us in the future. These competitors include Spot Image SA (France); National Remote Sensing Agency, Department of Space, Government of India; RADARSAT International (Canada); Korea’s KOMPSAT; and ImageSat International N.V. (Israel).
      The U.S. Government and foreign governments also may develop, construct, launch and operate remote imaging satellites that generate imagery competitive with our products and services. The U.S. Government currently relies and is likely to continue to rely on government-owned and operated systems for highly classified satellite-based high-resolution imagery. The U.S. Government could also reduce its purchases from commercial satellite imagery providers or decrease the number of commercial satellite industry providers with which it contracts with no corresponding increase in total amount spent. Similarly, foreign governments may launch their own imagery satellites rather than purchasing imagery from commercial imagery providers such as us. In addition such governments could sell imagery from their own satellites, which could compete with our imagery products. Government-owned satellites do not need to generate a profit from their operations, so they may be able to provide their products and services at lower prices than we can. In addition, foreign competitors are not subject to the same regulations as U.S. companies, which may give them a competitive advantage.
      Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more attractive features than our products. The emergence of new remote imaging technologies, even if not ultimately successful, could negatively affect our marketing efforts. More importantly, if competitors continue to develop and launch satellites with more advanced capabilities and technologies than ours, this competition could harm our business.

Government Regulation — Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan.
      FCC Approvals. Our operation of satellites and earth stations requires licenses from the U.S. Federal Communications Commission (the “FCC”). The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum, and the licensing of our earth station terminals located within the United States. We currently operate OrbView-2 pursuant to experimental authority. Our experimental FCC license expires in 2007. The FCC granted authority to launch and operate IKONOS and to operate the associated earth station systems in 1999. The license to operate IKONOS will expire in 2009, and the licenses to operate the earth stations will expire between 2006 and 2010. The FCC granted authority to launch and operate OrbView-3 and to operate the associated earth station systems in 1999. The license to operate OrbView-3 will expire in 2014, and the licenses to operate the earth stations will expire in 2009. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses could have a material adverse effect on our ability to generate revenue and conduct our business as currently planned.
      In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the construction, launch and placing into service of GeoEye-1 by certain dates. Failure to achieve such milestones on a timely basis could impair our ability to satisfy our obligations under the NextView contract.
      Other Domestic Approvals. Our business generally requires licenses from the U.S. Department of Commerce (“DoC”) and the Department of State. The DoC licenses provide that the U.S. Government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties in order to address national security or foreign policy concerns. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with international customers for high-resolution optical imagery. We have received such approval for those of our international customers as are currently operating. However, such reviews could delay or prohibit us from executing new international distributor agreements.
      In connection with the distributor agreements, we have in the past, and may in the future, supply our international customers with earth stations that enable these customers to downlink data directly from our satellites. Exporting these earth stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. We have obtained the licenses we currently need in order to export the equipment and information required by our existing contracts and by our current operations, and we believe that the terms of these licenses are sufficient given the scope and duration of the contracts to which they pertain. If the DoC or the Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the Department of State revokes, suspends or denies a request for renewal of existing licenses, our financial condition and results of operations could be materially adversely affected.
      International Registration and Approvals. The use of satellite spectrum is subject to the requirements of the International Telecommunication Union (the “ITU”). Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to earth stations terminals within such countries.
      The FCC has coordinated the operations of OrbView-2, IKONOS and OrbView-3 pursuant to ITU requirements, and we expect the FCC to do so for GeoEye-1. Coordination with other satellite systems helps to prevent interference from or into existing or planned satellite operations. We do not expect significant issues relating to the coordination of our satellites due to the nature of satellite imaging operations; however if the FCC fails to obtain the necessary coordination for GeoEye-1 in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.
      Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery downlinked directly from OrbView-2, and OrbView-3 to earth stations within such countries. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time OrbView imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Risks Associated with Distributors and Resellers — Foreign distributors and domestic value-added resellers may not expand commercial markets.
      We rely on foreign regional distributors to market and sell internationally a significant portion of our imagery from IKONOS and OrbView-3. We also intend to rely on such foreign regional distributors for GeoEye-1 and have intensified our efforts to further develop our operations in overseas markets. We expect our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. The regional distributors may also have varying degrees of resources and some may not pay us in full. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market and sell our imagery products and services successfully or pay us in full on a timely basis, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt. In particular, we acquired several new foreign regional distributors as a result of the acquisition of substantially all of the assets of Space Imaging. Some of those distributors claim disputes relating to Space Imaging’s service. While it is not clear that such claims are valid, they may affect our relationships with such distributors and, if determined in favor of the distributors, could result in liability.
      We intend to rely on value-added resellers to develop, market and sell our products and services to address certain target markets, including domestic markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure would negatively affect our business, financial condition and results of operations, and our ability to service our debt.

Risks Associated with the Acquisition of Substantially All of the Assets of Space Imaging
      In acquiring substantially all of the assets of Space Imaging, we agreed to assume certain of Space Imaging’s liabilities. Although we performed due diligence before completing the acquisition and we anticipated many potential liabilities, liabilities may arise which were not anticipated. Our ability to file a claim against the sellers of Space Imaging may be limited, in certain cases, by the agreement pursuant to which we acquired substantially all of the assets of Space Imaging.

Risk Associated with International Operation — Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.
      In 2005, approximately 38 percent of our revenues were derived from international sales, and we intend to continue to pursue international contracts. We expect to derive substantial revenues from international sales of products and services. International operations are subject to certain risks, such as:

•	changes in domestic and foreign governmental regulations and licensing requirements;

•	deterioration of once-friendly relations between the United States and a particular foreign country;

•	increases in tariffs and taxes and other trade barriers;

•	changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars more expensive for foreign customers; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.
      These risks are beyond our control and could have a material adverse effect on our business.
Item 1B.     Unresolved Staff Comments.
      None.

Item 2.	Properties
      We lease approximately 39,000 square feet of office and operations space in Dulles, Virginia. This space includes our principal executive offices. The lease will expire on June 30, 2012. The current annual rent is approximately $820,000. We lease approximately 16,000 square feet of office and operations space in St. Louis, Missouri. The lease will expire on March 31, 2009. The current annual rent is approximately $265,000. We also lease a remote ground terminal for our OrbView-3 satellite located in Point Barrow, Alaska, and own an OrbView-2 remote ground terminal in Fairmont, West Virginia.
      Effective January 10, 2006, we acquired certain properties previously owned by Space Imaging. These properties include a 57,352 square foot building in Thornton, Colorado which contains the IKONOS operations, production facilities and administrative offices, and a ground station terminal in Norman, Oklahoma. We also acquired leases for remote ground terminals located in Fairbanks, Alaska and Kiruna, Sweden.

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
      We emerged from Chapter 11 bankruptcy on December 31, 2003. Prior to that time there was no established trading market for our common stock. Beginning in January 2004, our common stock has traded over-the-counter and sales have been reported on the NASDAQ bulletin board under the symbol “ORBM.” However, there continues to be no established trading market for our common stock.
      On December 31, 2005, there were 93 holders of record of the common stock, including employees who hold “restricted shares.”
      During the past three fiscal years and through December 31, 2005, we have not made or declared any cash dividends on our common equity. Under the instruments governing our long-term debt, we are prohibited from paying dividends until the principal amount of all such notes have been repaid. These restrictions are more fully discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” in Item 7 below.
      The following table sets forth information regarding shares of common stock authorized for issuance pursuant to our 2003 Employee Stock Incentive Plan and 2004 Non-Employee Director Equity Incentive Plan. As of December 31, 2005, there are no other shares of common stock subject to issuance pursuant to any equity compensation plan.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securityholders	N/A	N/A	N/A
Equity compensation plans not approved by securityholders	0	0	129,927

Total	0	0	129,927

      As soon as practicable, we intend to file a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued and reserved for future issuance under the 2003 Employee Stock Incentive Plan and the 2004 Non-Employee Director Equity Incentive Plan. Based on the number of shares reserved for issuance as of December 31, 2005, this registration statement would cover approximately 129,927 shares. That registration statement will automatically become effective upon filing. Accordingly, shares issued upon the exercise of stock options granted under our 2003 Employee Stock Incentive Plan and 2004 Non-Employee Director Equity Incentive Plan will be eligible for resale in the public market from time to time, subject to vesting restrictions.

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

	Successor Company		Predecessor Company

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Statement of Operations Data:
Revenues	$40,702	$31,020	$9,219	$15,552	$18,755
Direct expenses	38,116	33,754	10,697	10,498	17,311
Gross profit (loss)	2,586	(2,734)	(1,478)	5,054	1,444
Selling, general and administrative expenses	12,341	11,746	4,744	4,060	9,502
Asset losses and impairment charges	—	—	18,205	5,115	138,040
Loss from operations	(9,755)	(14,480)	(24,427)	(4,121)	(146,098)
Interest expense, net(1)	14,083	10,259	1,303	8,085	30,948
Unrealized gain on derivative instrument	(2,341)	—	—	—	—
Loss from early extinguishment of debt	2,758	—	—	—	—
Reorganization items, net(2)	—	—	110,019	(18,396)	—
Income (loss) before benefit for income taxes	(24,255)	(24,739)	84,289	(30,602)	(177,046)
Benefit for income taxes	—	—	—	—	—
Net earnings (loss)	(24,255)	(24,739)	84,289	(30,602)	(177,046)
Earnings (loss) per diluted share	(1.50)	(3.80)	1.73	(1.26)	(7.18)
Other Data:
Cash flows from operating activities	125,531	27,500	(2,987)	(5,118)	(1,667)
Cash flows from investing activities	(179,598)	(3,530)	(9,118)	(1,990)	10,992
Cash flows from financing activities	220,006	22,190	20,217	—	—
Deferred revenue — NextView program(3)	105,134	24,491	—	—	—

	Successor Company		Predecessor Company

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Capital expenditures	171,757	3,530	21,402	1,990	22,916
Depreciation and amortization expense	25,381	22,575	3,356	6,454	13,821
Interest paid in kind(4)	—	10,446	1,403	—	—

	Successor Company			Predecessor Company

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance sheet data:
Cash and cash equivalents	$226,504	$60,565	$14,405	$6,293	$13,401
Total assets	570,266	249,146	153,319	136,578	191,475
Current liabilities(5)	54,745	53,749	5,394	247,322	271,581
Long-term obligations(5)	245,361	85,018	73,115	—	—
Stockholders’ equity (deficit)	136,897	85,888	74,810	(221,894)	(190,186)

(1)	Excludes contractual interest of $26,156 and $19,258 in 2003 and 2002, respectively.

(2)	Reorganization items include the following components:

	Predecessor Company
	Years Ended
	December 31,

	2003	2002

Reorganization items:
Gain on debt discharge	$116,056	$—
Write off of unamortized debt issuance costs	—	(11,252)
Professional fees	(6,067)	(7,218)
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	30	74

Total reorganization items	$110,019	$(18,396)

(3)	Represents cost share amounts received by NGA, which are deferred until GeoEye-1 is placed into service and will then be recognized as revenue on a straight-line basis over the imagery delivery term of the program.

(4)	Interest expense paid in kind in 2004 consisted of interest on the ORBIMAGE Senior Notes and the ORBIMAGE Senior Subordinated Notes, all of which was paid in kind from the date of insurance until December 31, 2004. Interest expense paid in kind in 2003 consisted of interest on debt incurred for the purchase of insurance coverage for the OrbView-3 satellite.

(5)	The Predecessor Company defaulted on its senior note obligations which caused them to be reclassified as current liabilities at December 31, 2002 and 2001, respectively. These senior notes were cancelled by the U.S. Bankruptcy Court effective December 31, 2003.

Item 7.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations.
      The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial and Operating Data,” and our audited and unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview
      ORBIMAGE Holdings Inc. (“ORBIMAGE,” the “Company” or the “Successor Company”), together with its consolidated subsidiaries, operates three satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the OrbView-3 and OrbView-2 satellites, our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. We own the OrbView-3 satellite and have a license to operate and control the OrbView-2 satellite that we acquired from Orbital Sciences Corporation (“Orbital Sciences”), our former corporate parent. In addition, we maintain an image processing and production center at our headquarters in Dulles, Virginia, and an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri. We also are constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. GeoEye-1 is currently scheduled to be launched in the first quarter of 2007. Concurrent with the Space Imaging acquisition described below, we announced that the combined company would do business under the brand name GeoEye.
      Our principal sources of revenue are the sale of satellite imagery to customers and regional distributors, and processing and production of imagery and geospatial information. As our business expands, we plan to also derive revenues from the use of value-added resellers. We have entered into several long-term sales contracts to provide imagery products and, in certain circumstances we will be entitled to receive contractual payments in advance of product delivery. We will initially record deferred revenue for the total amount of the advance payments under these contracts and recognize revenue over the contractual delivery period.
      Our direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.
      We have incurred losses from operations since our inception. We began generating revenues from OrbView-3 in the first quarter of 2004. At the end of the first quarter of 2004, we commenced OrbView-3 operations for the U.S. Government, our largest customer. Our operations in the succeeding quarters of 2004 and 2005 resulted in average quarterly revenues of $10 million and quarterly gross profit exceeding break-even levels. However, the Company has recorded losses from operations since inception. As discussed in more detail below, in April 2004, NGA announced a request for proposals under its NextView Second Vendor program for a second provider of next generation high-resolution satellite imagery (a competitor received the first NextView award in 2003). Because of the significance of the contract to the future of our industry, we decided to focus on our current operations and actively pursue a NextView contract award, temporarily suspending the active pursuit of potential new customers. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program to construct, launch and operate a new satellite, which we have designated GeoEye-1. With the NextView pursuit completed, we then began to actively pursue potential customers for OrbView-3 imagery, particularly those in foreign markets. Revenues have developed more slowly than anticipated due to a number of factors, one of which is that many international customers have delayed purchasing decisions for long term contracts pending the outcome of the industry consolidation currently underway (see “Space Imaging Acquisition” discussion below). Management believes this delay will continue into 2006 until the Company and Space Imaging can effectively promote the combined capabilities and product portfolios of the two companies. Management currently projects that the combined company will generate earnings from operations for 2006.
      Reorganization. ORBIMAGE Holdings Inc., a Delaware corporation, was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”).

      Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”) was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
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
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program will allow NGA to have two separate providers of next generation high-resolution satellite imagery. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder, we are, as prime contractor, constructing a new satellite, which we refer to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract the Company has with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.

      The NextView contract also provides for NGA to order approximately $197 million of imagery products on GeoEye-1 for the six quarters after GeoEye-1 goes into service, a period that we expect will end in September 2008. We anticipate that NGA will account for approximately half of the satellite’s imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.
      The Company anticipates the GeoEye-1 satellite will be launched and placed into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a lunch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium would cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company. GeoEye-1 is intended to have a design life of seven years and sufficient fuel to operate for up to two additional years.
      The Company believes that when it is launched and placed into service, the GeoEye-1 satellite will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 will be designed for less than 0.5 meter resolution, panchromatic (black and white) images, and less than 2.0 meter resolution, multi-spectral (color) images, with the capability to take images across 700,000 square kilometers of the earth’s surface every day.
      Space Imaging Acquisition. On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to SI Opco.
      Space Imaging was a leading supplier of visual information products and services derived from space imagery, with resellers and over a dozen international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999. The Company made a $6.0 million initial payment to the sellers in September 2005 and had also incurred approximately $1.8 million of acquisition-related out-of-pocket expenditures through December 31, 2005.
      On January 10, 2006, SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The $58.5 million cash purchase price was funded with a combination of (i) the issuance of $50 million of indebtedness under the Credit Agreement (as described below); (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition.
      Chapter 11 Reorganization. On April 5, 2002, Orbital Imaging Corporation (the “Predecessor Company”), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Predecessor Company continued business operations as debtor-in-

possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court.
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
      The Successor Company, ORBIMAGE Inc., officially emerged from bankruptcy protection effective December 31, 2003. As part of the final reorganization, on December 31, 2003, all existing notes and shares of capital stock of the Predecessor Company were cancelled. Holders of the Predecessor Company’s old notes and the Predecessor Company’s general unsecured creditors received $50 million in new Senior Subordinated Notes due 2008 and 6 million shares of common stock. Holders of certain debt obligations incurred during the Company’s bankruptcy received approximately $19 million in new Senior Notes due 2008. Holders of the Company’s Series A Preferred Stock received warrants to purchase up to approximately 319,000 shares of common stock of ORBIMAGE at an exercise price of $28.22 per share.
      In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of its Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the “Successor Company”) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Such fair values represent our best estimates based on independent valuations. These valuations were based on a number of estimates and assumptions which were inherently subject to significant uncertainties and contingencies beyond our control. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior will not be comparable to those of the Successor Company.
      As of April 5, 2002, the date of the Predecessor Company’s voluntary petition for reorganization under Chapter 11, the Predecessor Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in SOP 90-7. We have reported revenues, expenses, gains and losses relating to the reorganization separately in the accompanying statement of operations for the year ended December 31, 2003.
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
      Revenue Recognition and Contract Accounting. ORBIMAGE’s principal source of revenue is the sale of satellite imagery to customers, value added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts. Accordingly, we recognize revenues on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue is recorded when payments are received in advance of the delivery of imagery. As stated previously, NGA will support the NextView program with a cost share totaling approximately $237 million spread out over the course of the construction phase of the project and subject to various milestones. These NGA payments are recorded as deferred revenue when received and will be recognized as revenue from when the GeoEye-1 satellite is placed into service through the initial imagery purchase period under contract, which currently is through September 30, 2008.
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

      Some of our contracts with NGA consist of multiple elements. For contracts consisting of multiple elements, we identify these elements and consider whether the delivered item(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We evaluate such contracts to ensure that, for purposes of determining standalone value, performance of any one element of the contract is not directly contingent on performance of the other contract elements. Revenue recognition may be impacted if nonperformance of one contract element causes the customer to terminate the other element(s). Such contracts are also subject to, among other things, termination rights, refunds of payments due to unsatisfactory performance and uncertainty regarding availability of future funding.
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
      Long-Lived Assets. Depreciation of the capitalized costs of our satellites begins when the satellites are placed into service. We depreciate the ground systems assets over the estimated lives of the related satellite assets. Depreciation and amortization are recognized using the straight-line method. We amortized the cost of the OrbView-2 satellite over the 7.5 year design life of the satellite. This amortization ended in the second quarter of 2005. We began depreciating the cost of the OrbView-3 satellite in February 2004.
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
      Goodwill. We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill (which represents the Company’s excess reorganization value upon emergence from Chapter 11), we calculate the fair market value of the Company based on the year-end closing stock price. If the carrying value of goodwill exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairment existed at December 31, 2005 and 2004.
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
      Revenues. Revenues for the years ended December 31, 2005, 2004 and 2003 were $40.7 million, $31.0 million and $9.2 million, respectively.
      Approximately half of the $9.7 million increase in 2005 revenues resulted from additional sales of imagery and production services to NGA under the ClearView program in excess of the original contract award. The remaining increase resulted from the timing of the commencement of OrbView-3 operations for the U.S. Government. OrbView-3 operations commenced effective in March 2004 under the NGA ClearView program for imagery and infrastructure enhancements, and in June 2004 for production services. Revenues generated from OrbView-3 products and services were approximately $35.9 million and $26.2 million in 2005 and 2004, respectively. Revenues have developed more slowly than anticipated due to a number of factors, one of which is that many international customers have delayed purchasing decisions for long term contracts pending the outcome of the industry consolidation currently underway (see “Space Imaging Acquisition” discussion above). Management believes this delay will continue into 2006 until the Company and Space Imaging can effectively promote the combined capabilities and product portfolios of the two companies. In 2006, our contracts under the ClearView program provide for NGA to pay us a minimum of $36 million for IKONOS-related imagery products and $13 million for OrbView-3 related imagery products.
      The significant increase in 2004 revenues as compared to 2003 was primarily due to the commencement of OrbView-3 operations for the U.S. Government and our major international customers. In February 2004, the OrbView-3 satellite commenced regular operations for our regional distributor in Japan. In March 2004, we were awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. NGA’s ClearView award provided us with guaranteed minimum revenues of $27.5 million over two years, of which approximately $10.5 million and $12 million represented minimum commitments to purchase imagery in years one and two, respectively. The contract also provided for NGA to reimburse approximately $5 million for infrastructure costs we incurred to provide the required imagery. In June 2004, we received a task order to provide $6.4 million of production services to NGA under the ClearView program during the first year of the contract.
      Direct Expenses. Direct expenses include the costs of operating and depreciating the OrbView-3 satellite, the OrbView-2 license and the related ground stations and construction costs related to the OrbView-3 distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses for the years ended December 31, 2005, 2004 and 2003 were $38.1 million, $33.8 million and $10.7 million, respectively.
      Approximately $3.1 million of the increase in direct expenses in 2005 resulted from the timing of the commencement of the depreciation of the OrbView-3 satellite in February 2004. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground systems of $21.7 million and $18.6 million for the year ended December 31, 2005 and 2004, respectively. In addition, $1.7 million of the 2005 increase in direct costs resulted from the recognition of ClearView infrastructure enhancement costs that were incurred in 2004 but had been deferred as of December 31, 2004 and amortized over the remaining contract period once the enhancements were accepted by NGA. These increases were offset by a $0.7 million decrease in OrbView-2 depreciation expense that resulted from the satellite reaching the end of its depreciable life in the second quarter of 2005.
      Direct expenses increased by $23.1 million 2004 as compared to 2003. Approximately $18.6 million of the increase consisted of depreciation expense related to OrbView-3 and its related ground systems which were placed in service in early 2004. Approximately $3.8 million of the remaining increase resulted principally from increased staffing requirements in connection with the commencement of service to our OrbView-3 customers in the U.S. and overseas. Another $2.5 million resulted from increases in materials, insurance and other direct costs associated with OrbView-3 operations that commenced in 2004. These increases were offset by a $2.4 million reduction in costs incurred related to the construction of a distributor ground station which was completed in early 2004.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses for the years ended December 31, 2005, 2004 and 2003 were $12.3 million, $11.7 million and $4.7 million, respectively. SG&A expenses increased by $2.3 million in 2005 as compared to 2004 due to increased sales and marketing expenditures to pursue business opportunities, increased staffing of both the sales and administration functions, and increased expenses associated with regulatory compliance. These increases were offset by a $1.9 million reduction in compensation expense associated with the amortization of restricted stock. Approximately half of the $7.0 million increase in SG&A expenses between 2004 and 2003 resulted from the amortization of deferred compensation associated with stock awards granted to employees. Another $0.7 million of the increase resulted from internal labor costs and consultant expenses associated with preparing the successful NextView proposal. The remaining variance consisted primarily of an increase in labor costs of $0.8 million and an increase of $1.3 million resulting from non-labor expenses associated with the commencement of OrbView-3 business operations in 2004.
      Loss on Sale of Satellite License. On September 12, 2003, the Predecessor Company signed a settlement agreement with MDA concerning its remaining marketing rights in the long-delayed Canadian RadarSat-2 satellite program. The Predecessor Company had originally paid $30 million to MDA to acquire an exclusive territorial license to distribute and sell RadarSat-2 imagery in North America (except Canada), and was obligated to pay an additional $10 million to MDA as final payment prior to the Chapter 11 filing. Under the terms of the settlement agreement, the Predecessor Company received $10 million from MDA on October 1, 2003, $1 million on October 1, 2004 and $1 million on October 1, 2005. In exchange, the Predecessor Company agreed to end its dispute with MDA and return its limited licenses in RadarSat-2 back to MDA, the prime contractor for the program. The Predecessor Company recorded a loss on the sale of the RadarSat-2 Territorial License of $18.2 million in 2003.
      Interest Expense, net. Net interest expense for the year ended December 31, 2005 was $14.1 million. Interest expense on both the Senior Notes and the Senior Subordinated Notes was payable in kind at an annual rate of 13.625 percent through December 31, 2004. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incurred interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. The 2005 interest expense amount represents interest expense of $13.4 million on the Company’s Senior Floating Rate Notes (which includes $1.4 million of amortized prepaid financing costs and excludes $5.8 million of capitalized interest expense) and $4.6 million of interest expense incurred on ORBIMAGE Inc.’s Senior Notes and Senior Subordinated Notes, which were repaid in the first quarter and second quarter of 2005, respectively. Interest income for 2005 was approximately $3.9 million.
      We recorded net interest expense of approximately $10.3 million during the year ended December 31, 2004, which represents interest incurred on the Senior Notes and Senior Subordinated Notes. The Predecessor Company recorded net interest expense of $1.3 million for the year ended December 31, 2003. Interest expense in 2003 represented interest expense on debt incurred for the purchase of insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-3. The total amount borrowed was approximately $17.8 million. Interest accrued on the Insurance Loan at an annual rate of 13.625 percent and was added to the principal balance. This loan was

31.1

converted to New Senior Notes on the effective date of the emergence from Chapter 11. Net interest expense in 2003 represents interest obligations incurred under the Predecessor Company’s Senior Notes. The Predecessor Company ceased recognizing interest expense on the date the Predecessor Company filed under Chapter 11. If the Predecessor Company had recorded interest expense on its existing debt during the Chapter 11 period, interest expense for the year ended December 31, 2003 would have increased by approximately $28.0 million.
      Loss from Early Extinguishment of Debt. On March 31, 2005, ORBIMAGE repaid its Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included $0.6 million representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. Included in the loss amount is approximately $1.2 million which represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the note-holders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
      Unrealized Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company, after reviewing the applicable derivative accounting rules, determined that it did not have adequate documentation at inception of the interest rate swap agreement to qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Since the Company’s derivative transaction does not qualify for hedge accounting treatment, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments. The Company recorded an unrealized gain on this derivative instrument of $2.3 million for the year ended December 31, 2005.
      Reorganization Items. In accordance with SOP 90-7, reorganization items have been segregated from continuing operations in the Statement of Operations. The largest component of reorganization items for 2003 is a gain of $104.8 million that was recorded on the discharge of the Predecessor Company’s old Senior Notes. Reorganization items incurred during 2003 also include legal and advisory fees incurred in conjunction with the Chapter 11 process of $6.1 million.
      Benefit for Income Taxes. No income tax benefit was recorded for the years ended December 31, 2005, 2004 and 2003 due to uncertainty regarding sufficiency of taxable income in future periods. As of December 31, 2005, we had net operating loss carry-forward totaling approximately $193 million, which expire beginning in 2021. Such net operating loss carry-forwards are subject to certain limitations and other restrictions.
      Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $219.4 million at December 31, 2005. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $22.3 million at December 31, 2005. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after GeoEye-1 has been placed into service.

Liquidity and Cash Flows
      Net cash provided by operating activities was $125.5 million in 2005 and $27.5 million in 2004 while cash used for operating activities was $3.0 million in 2003. Net income, after adjustments for non-cash items such as depreciation, amortization, unrealized gain on derivative instrument, loss on early extinguishment of debt and stock compensation, was $3.0 million. Changes in working capital provided cash of $127.3 million and were primarily attributable to a $103.5 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program through December 2005. The Company has achieved each of the program milestones on the NextView contract from inception through December 31, 2005 in accordance with the milestone schedule. The Company has received approximately $129.6 million of NextView milestone payments from NGA since inception, which represents all of the payments that were currently available under the milestone schedule.
      In 2004, net income after adjustments for non-cash items was $13.2 million while changes in working capital provided $14.3 million in net operating cash. Working capital in 2004 was generated principally from the commencement of OrbView-3 operations. The Predecessor Company’s net loss after adjustments for non-cash items was $10.2 million in 2003, while changes in working capital provided operating cash of $5.8 million. During 2003, the most significant source of operating cash was an $8.5 million payment received for completion of the distributor ground station in Japan.
      Investing activities used cash of $179.6 million in 2005, $3.5 million in 2004 and $9.1 million in 2003. Capital expenditures associated with the NextView program were approximately $172.5 million for the year ended December 31, 2005. This amount includes $47.5 million of amounts payable to subcontractors at the end of 2004 which were paid in 2005, but does not include $30.0 million of 2005 capitalized NextView expenditures payable to subcontractors which will be paid in 2006. Cash used for investing activities in 2005 also includes an initial payment of $6.0 million for the purchase of Space Imaging and approximately $1.8 million of acquisition-related out-of-pocket expenditures. Most of the 2004 capital expenditures represent internal salary and related costs as well as external costs associated with the in-orbit checkout of OrbView-3 and related systems and costs incurred to build the GeoEye-1 satellite. During 2004, the Company also incurred an additional $47.5 million of capitalized GeoEye-1 costs which were owed to the program’s subcontractors at December 31, 2004 and were paid in 2005. In 2003, the Predecessor Company used $21.4 million for capital expenditures, $15.6 million of which was used to purchase launch insurance for OrbView-3. Offsetting those expenditures was the receipt of $10 million from MDA for the sale of the territorial license to distribute and sell RadarSat-2 imagery and $2.3 million of launch delay payments paid to the Predecessor Company by Orbital Sciences as a result of delays in launch and check-out of the OrbView-3 satellite.
      The system procurement agreement with Orbital for our existing satellite system is now largely complete save for post-launch on-orbit milestone payments we may owe to Orbital in connection with the ongoing performance of our OrbView-3 satellite. Under the system procurement agreement, as modified by the settlement agreement, a $1.5 million on-orbit milestone payment was paid in May 2005, the one-year anniversary of the date of acceptance by ORBIMAGE of the OrbView-3 system. In addition, annual post-launch on-orbit payments to Orbital Sciences were reduced and will now be payable in maximum amounts of up to $1.125 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the OrbView-3 system, for a total possible maximum obligation of $6.375 million. The Company made an on-orbit incentive payment of $1.125 million payment to Orbital Sciences in 2005.
      Net cash provided by financing activities was $220.0 million in 2005. In February 2005, ORBIMAGE commenced a rights offering in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. ORBIMAGE received approximately $32.6 million from the rights offering on March 24, 2005. The Company also received $42.5 million of proceeds from the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004.
      On June 29, 2005, ORBIMAGE Holdings Inc. issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, on June 29, 2005, ORBIMAGE Holdings entered into a Security Agreement with The Bank of New York (“BONY”), as Collateral Agent, pursuant to which ORBIMAGE Holdings granted a first priority lien on and security interest in substantially all of the assets of ORBIMAGE Holdings. ORBIMAGE Inc. was prohibited from issuing a guarantee of the Notes at the date of issuance due to restrictions in the indenture governing its Senior Subordinated Notes.
      The Notes were issued at a discount of two percent of total principal. Consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.9 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. Approximately $8.9 million was used to pay certain transaction-related expenses. The remaining $109.5 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company recorded a loss of approximately $2.7 million relating to the early extinguishment of the Senior Subordinated Notes during 2005. Included in the loss amount is a prepayment penalty of $0.6 million in accordance with the terms of the associated Senior Notes indenture agreement. Also, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
      The Notes will bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings has entered into an interest rate swap arrangement pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $2.3 million and has been recorded in other assets in the consolidated balance sheets as of December 31, 2005. Under the instruments governing our senior floating rate notes, we are prohibited from paying dividends until the principal amount of all such notes have been repaid.
      On June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was required to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. The failure to comply with the obligations under this agreement requires ORBIMAGE Holdings to pay additional interest on the Notes at an annual rate of one percent, beginning December 27, 2005.
      Net cash provided by financing activities was $22.2 million in 2004 and $20.2 million in 2003. In conjunction with the NextView program, on November 16, 2004, ORBIMAGE completed a private placement in which the Company issued investment units composed of 3.25 million shares of common stock and warrants to purchase 4.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds. Additionally, ORBIMAGE incurred approximately $10.2 million of investment management fees and legal and other professional costs associated with the debt offerings that was executed in 2005. The 2003 amount consists of $19.1 million of loan proceeds that were used to procure launch insurance for OrbView-3 and $2.5 million of proceeds loaned by Orbital Sciences to the Predecessor Company. The insurance loan was converted into ORBIMAGE Senior Notes and the Orbital Sciences loan was converted into Successor Company Senior Subordinated Notes upon emergence from bankruptcy.
      Our operations are subject to certain risks and uncertainties that are inherent in the remote sensing industry. We have incurred net losses since inception, and we believe that we will continue to do so in 2006. As of December 31, 2005, we had $226.5 million of unrestricted cash and cash equivalents. As stated previously, approximately $30.0 million of this balance is committed for payments to subcontractors under the NextView program. The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million. ORBIMAGE secured its equity commitment through the private placement of equity which closed in November 2004 and the subscription rights offering which closed in March 2005, and secured its debt commitment through the issuance of the Notes described above.
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
      Since our emergence from Chapter 11, we have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts. Our cash flows from operating activities have been positive since the commencement of full OrbView-3 operations at the end of the first quarter of 2004. Our operating cash flows became more predictable since 2003 due to payments of guaranteed minimum amounts on our primary imagery contracts by all of our major customers, including the U.S. Government. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, but our ability to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.
Capital Structure and Resources
      At December 31, 2005, our total long-term debt consisted of $250 million of Senior Secured Floating Rate Notes due 2012. On January 10, 2006, ORBIMAGE Holdings, SI Opco and ORBIMAGE SI Holdco Inc. (“SI Holdco”), an indirect wholly owned subsidiary of ORBIMAGE Holdings, entered into a Credit Agreement (the “Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. The Credit Agreement provides for SI Opco to draw down senior secured term loans of $50 million in full on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans will be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.

      SI Opco will also be required to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. SI Opco will be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the Credit Agreement.
      The loans and other obligations under the Credit Agreement are guaranteed by SI Holdco Inc. and secured by substantially all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of SI Opco) of each of SI Holdco and SI Opco pursuant to a Security Agreement, dated January 10, 2006, between SI Holdco, SI Opco and The Bank of New York, as Collateral Agent.
      The Credit Agreement requires SI Holdco and SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict our ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change our fiscal reporting periods; and (xii) agree with other creditors not to grant liens on our properties. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
      At December 31, 2005, we had contractual commitments to repay debt and to make payments under operating leases. Payments due under these long-term obligations and commitments are as follows:

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Long-term debt	$480,938	$34,375	$69,688	$72,500	$304,375
Operating lease commitments	6,990	1,106	2,292	2,046	1,546

Total contractual cash obligations(1)	$487,928	$35,481	$71,980	$74,546	$305,921

(1)	Excludes annual post-launch OrbView-3 on orbit payments of up to $1.125 million per year for four years for which actual payment amounts are contingent on satellite performance metrics.
      Under the Plan of Reorganization as confirmed by the Bankruptcy Court, all of the existing preferred stock, common stock and any options and warrants outstanding were cancelled as of the effective date of the reorganization. The capital stock of the Successor Company consists of 25.0 million authorized shares of new common stock. Holders of the Predecessor Company senior notes and the general unsecured creditors received a pro-rata distribution of 6.0 million shares of the Successor Company common stock on the Effective Date. These shares currently trade publicly in the over-the counter markets. Another 0.5 million shares of restricted stock and 0.4 million stock options have been issued as employee compensation since emergence from Chapter 11. These shares will vest over periods ranging from one to three years. The Predecessor Company’s outstanding preferred stock and outstanding warrants were cancelled as of the Effective Date. Holders of the Series A preferred stock were issued a pro-rata share of warrants to purchase up to 318,947 shares of Successor Company common stock at $28.22 per share. These warrants expire on December 31, 2007. These warrants were valued by the Successor Company at $2.04 per share. In 2004 and 2005, the Company issued 6.5 million shares of common stock and approximately 6.5 million new warrants (of which approximately 4.3 million were exercised) in conjunction with the NextView program.

      In 2006, in connection with the Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among the ORBIMAGE Holdings and the Lenders under the Credit Agreement (the “Preferred Stock Purchase Agreement”), and issued 1,000 shares of the Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement. Each share of the Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the Credit Agreement) have been paid in full. Following an event of default under the Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which we may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the Credit Agreement will reduce dollar for dollar the Liquidation Value of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of the ORBIMAGE Holdings at a premium to the Liquidation Value, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Value thereafter. In addition, after the Trigger Date the ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
      As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, ORBIMAGE Holdings issued to the Lenders warrants, expiring the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock, to purchase 1,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15.00 per share. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights.
      The Series A Preferred Stock and the Warrants were sold to institutional “accredited investors” as defined in Regulation D under the Securities Act of 1933, as amended (the “Act”), pursuant to an exemption to the registration requirements under the Act and were not registered under the Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payments,” that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows. Effective January 1, 2006, the Company adopted SFAS No. 123(R) and related Securities and Exchange

Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently presented. The Company will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS No. 123(R).
      The Company’s Employee Stock Incentive Plan provides for the grant of various types of stock-based incentive awards, including stock options, restricted stock and other stock-based grants. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on the Company’s results of operations subsequent to the adoption of SFAS No. 123(R). Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS No. 123(R) in 2006 and grants of restricted stock units will result in additional expense, net of state income tax benefits, totaling approximately $0.4 million (or a reduction of net earnings per share of $0.02) on a full-year basis.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective for period beginning after December 15, 2005. The effect of adoption of SFAS No. 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.
      On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our primary exposure to market risk relates to interest rates. Our financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semi-annually for the term notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate swap to mitigate its interest rate exposure.

Item 8.	Financial Statements and Supplementary Data
ORBIMAGE HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
Board of Directors and Shareholders
ORBIMAGE Holdings Inc.
Dulles, VA
      We have audited management’s assessment, included in the accompanying Management’s Report on the Financial Statements and Internal Control over Financial Reporting, that ORBIMAGE Holdings Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ORBIMAGE Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

Controls in place relating to the selection and application of accounting policies in conformity with generally accepted accounting principles related to non-routine and non-systematic transactions were not properly designed to provide reasonable assurance that such policies and principles would be adequately followed.
      This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006 on those consolidated financial statements.

      In our opinion, management’s assessment that ORBIMAGE Holdings Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ORBIMAGE Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ BDO Seidman, LLP
Bethesda, Maryland
March 31, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
ORBIMAGE Holdings, Inc
Dulles, VA
      We have audited the accompanying consolidated balance sheets of ORBIMAGE Holdings, Inc. (Successor Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows of Orbital Imaging Corporation (Predecessor to ORBIMAGE Inc.) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBIMAGE Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the results of operations and cash flows of Orbital Imaging Corporation for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ORBIMAGE Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP
Bethesda, Maryland
March 31, 2006

ORBIMAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company
	Years Ended
	December 31,		Predecessor Company
			Year Ended
	2005	2004	December 31, 2003

	(In thousands, except share data)
Revenues	$40,702	$31,020	$9,219
Direct expenses	38,116	33,754	10,697

Gross profit (loss)	2,586	(2,734)	(1,478)
Selling, general and administrative expenses	12,341	11,746	4,744
Loss on sale of satellite license	—	—	18,205

Loss from operations	(9,755)	(14,480)	(24,427)
Interest expense, net (excludes contractual interest of $26,156 in 2003)	14,083	10,259	1,303
Loss from early extinguishment of debt	2,758	—	—
Unrealized gain on derivative instrument	(2,341)	—	—

Loss before reorganization items and provision (benefit) for income taxes	(24,255)	(24,739)	(25,730)
Reorganization items:
Gain on debt discharge	—	—	(116,056)
Professional fees	—	—	6,067
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	—	—	(30)

Earnings (loss) before provision (benefit) for income taxes	(24,255)	(24,739)	84,289
Provision (benefit) for income taxes	—	—	—

Net earnings (loss)	$(24,255)	$(24,739)	$84,289

Earnings (loss) per common share — basic	$(1.50)	$(3.80)	$3.34
Earnings (loss) per common share — diluted	$(1.50)	$(3.80)	$1.73
See accompanying Notes to Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,504	$60,565
Receivables net of allowances of $143 and $126, respectively	9,934	12,148
Other current assets	1,334	2,612

Total current assets	237,772	75,325
Property, plant and equipment, less accumulated depreciation of $7,265 and $3,751, respectively	33,262	18,263
Satellites and related rights, less accumulated depreciation and amortization of $37,514 and $18,142, respectively	241,829	116,640
Goodwill	28,490	28,490
Other assets	28,913	10,428

Total assets	$570,266	$249,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,700	$3,970
Amounts payable to subcontractors	29,984	47,545
Accrued interest payable	17,342	—
Other current liabilities	1,719	2,234

Total current liabilities	54,745	53,749
Long-term debt	245,361	85,018
Deferred revenue, net of current portion	129,625	24,491
Other noncurrent liabilities	3,638	—

Total liabilities	433,369	163,258

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 25,000,000 shares authorized, 17,442,518 shares issued and outstanding and 9,917,078 shares issued and outstanding at December 31, 2005 and 2004, respectively	175	99
Additional paid-in-capital	186,137	112,373
Unearned compensation	(421)	(1,845)
Accumulated deficit	(48,994)	(24,739)

Total stockholders’ equity	136,897	85,888

Total liabilities and stockholders’ equity	$570,266	$249,146

See accompanying Notes to Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company
	Years Ended
	December 31,		Predecessor Company
			Year Ended
	2005	2004	December 31, 2003

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(24,255)	$(24,739)	$84,289
Adjustments to reconcile net earnings (loss) to net cash provided by (used) in operating activities:
Depreciation, amortization and other	25,381	22,575	3,356
Loss on early extinguishment of debt	2,758	—	—
Unrealized gain on derivative instrument	(2,341)	—	—
Interest expense paid in kind	—	11,903	1,403
Stock compensation	1,424	3,452	—
Gain on debt extinguishment	—	—	(116,056)
Loss on sale of satellite license	—	—	18,205
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	4,802	(11,993)	5,416
Decrease in other assets	1,044	1,000	—
Decrease in accounts payable and accrued expenses	13,222	(773)	(181)
Increase (decrease) in deferred revenue	103,496	26,075	581

Net cash provided by (used in) operating activities	125,531	27,500	(2,987)
Cash flows from investing activities:
Capital expenditures	(171,757)	(3,530)	(21,402)
Payment for business acquisition	(7,841)	—
Proceeds from sale of satellite license	—	—	10,000
Proceeds from launch delay penalties	—	—	2,284

Net cash used in investing activities	(179,598)	(3,530)	(9,118)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—
Issuances of common stock	73,840	32,364	—
Extinguishment of long-term debt	(85,018)	—	—
Long-term debt repayment and issuance costs	(13,816)	(10,174)	—
Proceeds from insurance loan	—	—	17,717
Proceeds from Orbital Sciences note	—	—	2,500

Net cash provided by financing activities	220,006	22,190	20,217
Net increase in cash and cash equivalents	165,939	46,160	8,112
Cash and cash equivalents, beginning of year	60,565	14,405	6,293

Cash and cash equivalents, end of year	$226,504	$60,565	$14,405

Supplemental cash flow information:
Interest paid	$4,295	$—	$—

Non-cash items:
Capital expenditures	$(34,625)	$(47,545)	$—
Amounts payable to subcontractors	29,984	47,545	—
See accompanying Notes to Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance as of December 31, 2002	25,214,000	252	87,507	—	(309,653)	(221,894)
Net earnings	—	—	—	—	84,289	84,289
Cancellation of Predecessor Company equity and application of Fresh-Start accounting	(25,214,000)	(252)	(87,507)	—	225,364	137,605
Successor Company — Balance as of December 31, 2003 prior to capitalization	—	—	—	—	—	—

Capitalization of Successor Company	6,057,539	60	74,750	—	—	74,810
Issuance of restricted stock	275,454	3	3,399	(3,402)	—	—

Balance as of December 31, 2003	6,332,993	63	78,149	(3,402)	—	74,810

Net loss	—	—	—	—	(24,739)	(24,739)
Issuance of common stock associated with equity offering, net of issuance costs	3,405,001	34	32,330	—	—	32,364
Issuance of restricted stock	179,084	2	1,894	—	—	1,896
Compensation attributable to vesting of restricted stock	—	—	—	1,557	—	1,557

Balance as of December 31, 2004	9,917,078	99	112,373	(1,845)	(24,739)	85,888

Net loss	—	—	—	—	(24,255)	(24,255)
Issuances of common stock	3,275,234	33	31,305	—	—	31,338
Warrants exercised	4,250,206	43	42,459	—	—	42,502
Compensation attributable to vesting of restricted stock	—	—	—	1,424	—	1,424
Balance as of December 31, 2005	17,442,518	$175	$186,137	$(421)	$(48,994)	$136,897

See accompanying Notes to Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

(1)	Business Operations
      ORBIMAGE Holdings Inc., a Delaware corporation (“ORBIMAGE Holdings”), together with its consolidated subsidiaries (collectively, “ORBIMAGE,” the “Company” or the “Successor Company”), is a global provider of Earth imagery products and services. ORBIMAGE Holdings operates an integrated system of digital remote sensing satellites, U.S. and international ground stations and sales channels to collect, process and distribute Earth imagery products. The Company’s OrbView-3 satellite was successfully launched on June 26, 2003 and began generating revenues in 2004, providing 1.0-meter panchromatic (black and white) and 4.0-meter multispectral (color) imagery of the Earth. This imagery supports a wide range of applications including general mapping and charting, defense and intelligence, and commercial applications. ORBIMAGE recognized revenues related to the OrbView-3 satellite of $35.9 million and $23.2 million for the years ended December 31, 2005 and 2004, respectively. The Company’s OrbView-2 satellite was launched on August 1, 1997 and collects one kilometer resolution multi-spectral imagery that supports a wide array of projects focusing on global environmental monitoring. The Company recognized revenues related to the OrbView-2 satellite of $4.6 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively, while the Predecessor Company (as hereinafter defined) recognized revenues of $3.8 million for the years ended December 31, 2003.
      On December 31, 2003 (the “Effective Date”), Orbital Imaging Corporation (the “Predecessor Company”) emerged from reorganization proceedings under Chapter 11 of the Federal bankruptcy laws pursuant to the terms of the Plan of Reorganization (as hereinafter defined). Upon reorganization, Orbital Imaging Corporation changed its name to ORBIMAGE Inc., a Delaware corporation. ORBIMAGE Holdings Inc. was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”), which provides for the formation of a holding company structure without a vote of the stockholders of the corporation in the position of ORBIMAGE Inc.
      Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
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

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leases that were burdensome or assume any contracts or leases that were favorable or otherwise necessary to its business operations. Certain executory contracts were rejected by the Predecessor Company during the course of the bankruptcy proceedings.
(2)     Significant Accounting Policies

Basis of Presentation
      In connection with the emergence from Chapter 11, ORBIMAGE reflected the terms of its Plan of Reorganization in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the “Successor Company”) is deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In the accompanying financial statements and footnotes, references to the years ended December 31, 2003 and prior periods refer to the Predecessor Company while the year ended December 31, 2005 and 2004 refers to the Successor Company. As a result of the fresh-start reporting, the Successor Company’s financial statements are not comparable with the Predecessor Company’s financial statements.
      As of April 5, 2002, the date of the Predecessor Company’s voluntary petition for reorganization under Chapter 11, the Predecessor Company adopted the financial reporting and accounting policies required for companies operating pursuant to Chapter 11 as prescribed in SOP 90-7. Revenues, expenses, gains and losses relating to the reorganization are reported separately in the accompanying statement of operations for the year ended December 31, 2003.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition
      The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of a multi-year sales contract. Accordingly, revenues are recognized on imagery contracts on a straight-line basis over the delivery term of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.
      Revenue is recognized on contracts to provide image processing services using the percentage-of-completion method of accounting. Revenue on these contracts is recognized based on costs incurred in relation to total estimated costs. These incurred costs approximate the output of deliverables to the Company’s customers. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $1.8 million and $0.3 million at December 31, 2005 and 2004, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.
      Much of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock-Based Compensation
      Compensation expense for employee stock-based compensation plans is measured using the market value as of the measurement date as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense is recognized over the restriction period for the restricted stock grants to the employees. To the extent that the Company grants stock options to non-employee consultants or advisors, costs are recorded equal to the fair value of the options granted as of the measurement date as determined using a Black-Scholes model.
      For purposes of pro forma disclosures, the options’ estimated fair values are amortized to expense over the options’ vesting periods. The Company’s pro forma information follows:

			Predecessor
	Successor Company		Company

	2005	2004	2003

Net earnings (loss):
Net earnings (loss) available to common stockholders	$(24,255)	$(24,739)	$84,289
Fair value-based compensation cost, net of taxes	(396)	(95)	—

Pro forma net earnings (loss) available to common stockholders	$(24,651)	$(24,834)	$84,289

Earnings (loss) per common share — basic
As reported	$(1.50)	$(3.80)	$3.34

Pro forma	$(1.52)	$(3.81)	$3.34

Earnings (loss) per common share — diluted
As reported	$(1.50)	$(3.80)	$1.73

Pro forma	$(1.52)	$(3.81)	$1.73

      Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
activity inflow rather than an adjustment of operating activity as currently presented. The Company will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS No. 123(R).
      The Company’s Employee Stock Incentive Plan provides for the grant of various types of stock-based incentive awards, including stock options, restricted stock and other stock-based grants. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation, including consideration of the impact of expensing stock option awards on the Company’s results of operations subsequent to the adoption of SFAS No. 123(R). Based on current analyses and information, the Company expects that the combination of expensing stock options upon adoption of SFAS No. 123(R) in 2006 and grants of restricted stock units will result in additional expense, net of state income tax benefits, totaling approximately $0.4 million (or a reduction of net earnings per share of $0.02) on a full-year basis.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of operating cash in excess of FDIC insured limits and temporary cash investments. ORBIMAGE places temporary cash investments with high credit quality financial institutions that invest primarily in U.S. Government instruments.

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

Goodwill and Intangible Assets
      As part of the Fresh-Start accounting as discussed in Note 3, the Company recorded goodwill based on an independent enterprise valuation. This goodwill is evaluated for potential impairment annually by comparing the fair value of the Company, based on the closing stock price at year end, to its carrying value. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. The Company performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at December 31, 2005 and 2004, respectively.
      Intangible assets that have finite useful lives continue to be amortized over those useful lives. Accumulated amortization expense related to intangible assets is expected to be approximately $0.3 million over the next five years.

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Company recognizes income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Derivative Instruments and Hedging Activities
      In 2005, the Company used a derivative financial instrument to manage its exposure to fluctuations in interest rates on its long-term debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company accounts for interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in other comprehensive income and subsequently recognized in earnings when the hedged transaction occurs and the entire transaction is recognized in earnings. The ineffective portion of cash flow hedges are recorded in current earnings. For derivatives not designated as cash flow hedges, changes in the fair value of the derivatives are recorded in net earnings

Satellites and Related Rights and Property, Plant and Equipment
      The Predecessor Company purchased the OrbView-2 License, the OrbView-3 satellite and the ground system assets from Orbital Sciences pursuant to the System Procurement Agreement, discussed in Note 6 below. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include the cost of any applicable launch insurance.
      Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 7 years
OrbView-2	7 1/2 years
OrbView-3	5 years
Leasehold improvements	Shorter of estimated useful life or lease term

Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective for periods beginning after December 15, 2005. The effect of adoption of SFAS No. 154 will depend upon the nature of accounting changes the Company may initiate in future periods, if any.
      On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position or results of operations.

(3)	Fresh-Start Accounting, Reporting and Reorganization
      The emergence from Chapter 11 resulted in a new reporting entity and adoption of Fresh-Start accounting in accordance with SOP 90-7. The Successor Company allocated the reorganization value to its net assets based on their estimated fair values in accordance with SFAS No. 141, “Business Combinations,” as of December 31, 2003, the Effective Date. Such fair values represented the Company’s best estimates based on independent valuations. These valuations were based on a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond the Company’s control. Immaterial differences between estimated pre-petition liabilities assumed by the Successor Company and the final settlement amounts were recognized as they occurred.
      The Company developed a set of financial projections to facilitate the calculation of the enterprise value of the Successor Company. The enterprise value was determined with the assistance of a third party financial advisor using a discounted cash flow analysis. The discounted cash flow analysis was based upon five years projected financial results, including an assumption for terminal values using cash flow multiples, discounted at our estimated post restructuring weighted-average cost of capital. The estimated enterprise value of the Company on the effective date of the Plan of Reorganization (“POR”) was determined to be approximately $140 million to $155 million. The Company selected the midpoint of the range, approximately $148 million, as the estimated enterprise value. Pursuant to SOP 90-7, the reorganization value of the Company on the effective date of the POR was determined to be approximately $153 million, which represented the enterprise value of $148 million plus the fair value of the current liabilities on December 31, 2003. The reorganization equity value of $74.8 million was calculated by subtracting the Successor Company’s debt of $73.1 million on the Effective Date from the estimated enterprise value. On December 31, 2003 all liabilities subject to compromise were settled in accordance with the POR by either being discharged by the Bankruptcy Court or settled as ongoing obligations.
      As stated previously, the Company’s post-emergence financial statements are not comparable with the Predecessor Company’s pre-emergence financial statements.

(4)	NextView Program
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
      NGA announced a request for proposals from potential second providers in April 2004. The NextView Second Vendor program allows NGA to have two separate providers of next generation high-resolution satellite imagery. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, the Company is the prime contractor constructing a new satellite to be referred to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of December 31, 2005, NGA had paid

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company approximately $129.6 million. ORBIMAGE is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program. Total annual incurred costs of the GeoEye-1 satellite and related ground systems incurred were approximately $149.0 million and $48.3 million during 2005 and 2004, respectively. Approximately $30.0 million and $47.5 million of these amounts were payable to subcontractors at December 31, 2005 and 2004, respectively.
      The Company anticipates the GeoEye-1 satellite will launch and go into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium will cost approximately 20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which the Company anticipates will utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional indebtedness, and (iii) cash flow generated by the Company’s existing business in the amount of approximately $45 million.
      The first portion of this funding was raised in a private placement to certain private investors which closed on November 16, 2004, in which the Company issued 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, the Company received $32.5 million in gross proceeds. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. The second portion of this funding was raised in a rights offering that commenced in February 2005 in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of our common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. The Company received approximately $32.5 million from the rights offering on March 24, 2005. The Company raised the $155 million debt portion of the funding as part of a refinancing of the Company’s long-term debt, which closed on June 29, 2005 as discussed further in Note 13 below.

(5)	Space Imaging Acquisition
      On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations,

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to SI Opco.
      Space Imaging was a leading supplier of visual information products and services derived from space imagery, with resellers and over a dozen international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999. The Company made a $6.0 million initial payment to the sellers in September 2005 and had also incurred approximately $1.8 million of acquisition-related out-of-pocket expenditures through December 31, 2005, which are included in other assets in the consolidated December 31, 2005 balance sheet.
      On January 10, 2006, SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The $58.5 million cash purchase price was funded with a combination of (i) the issuance of $50 million of indebtedness under the Credit Agreement (as described below); (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging acquired in the acquisition.
      On January 10, 2006, ORBIMAGE Holdings, SI Opco and ORBIMAGE SI Holdco Inc. (“SI Holdco”), an indirect wholly owned subsidiary of ORBIMAGE Holdings, entered into a Credit Agreement (the “Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. The Credit Agreement provides for SI Opco to draw down senior secured term loans of $50 million in full on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans will be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.
      SI Opco will be required to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the Credit Agreement.
      The loans and other obligations under the Credit Agreement are guaranteed by SI Holdco Inc. and secured by substantially all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of SI Opco) of each of SI Holdco and SI Opco pursuant to a Security Agreement, dated January 10, 2006, between SI Holdco, SI Opco and The Bank of New York, as Collateral Agent.
      The Credit Agreement requires SI Holdco and SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict our ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change our fiscal reporting periods; and (xii) agree with other creditors not to grant liens on our properties. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among the ORBIMAGE Holdings and the Lenders under the Credit Agreement (the “Preferred Stock Purchase Agreement”), and issued 1,000 shares of the Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement. Each share of the Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the Credit Agreement) have been paid in full. Following an event of default under the Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which we may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the Credit Agreement will reduce dollar for dollar the Liquidation Value of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Value, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Value thereafter. In addition, after the Trigger Date ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
      As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the ORBIMAGE Holdings issued to the Lenders warrants, expiring the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock, to purchase 1,000 shares of Common Stock of the ORBIMAGE Holdings for an exercise price of $15.00 per share. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between the ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights.
      The Series A Preferred Stock and the Warrants were sold to institutional “accredited investors” as defined in Regulation D under the Securities Act of 1933, as amended (the “Act”), pursuant to an exemption to the registration requirements under the Act and were not registered under the Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

(6)	Relationship with Orbital Sciences
      The Predecessor Company was initially established as a wholly-owned subsidiary of Orbital Sciences. The Predecessor Company had three significant contracts with Orbital Sciences: (i) the ORBIMAGE

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
System Procurement Agreement dated November 18, 1996, as amended (the “System Procurement Agreement”), (ii) the OrbView-2 License Agreement dated May 8, 1997 (the “OrbView-2 License”), and (iii) the Amended and Restated Administrative Services Agreement dated May 8, 1997 (the “Administrative Services Agreement”).
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
      Because the OrbView-3 launch did not occur by April 30, 2003, the terms of the Settlement Agreement required that Orbital Sciences pay the Predecessor Company daily launch delay penalties of $16,430 beginning May 1, 2003 until Launch had occurred. Furthermore, because the Predecessor Company did not accept the OrbView-3 System as provided in the System Procurement Agreement by July 31, 2003, Orbital Sciences was required to pay the Predecessor Company daily checkout delay penalties of $16,430 until October 2003 when it was mutually agreed that Orbital Sciences had made all commercially reasonable efforts to achieve on-orbit verification. Orbital Sciences paid the Predecessor Company delay penalties of approximately $2.3 million during the year ended December 31, 2003.
      Under the OrbView-2 License Agreement, Orbital Sciences has granted an exclusive worldwide license to ORBIMAGE to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
License Agreement, Orbital Sciences assigned to ORBIMAGE all amounts that are due or become due to Orbital Sciences under a contract Orbital Sciences had with NASA to deliver OrbView-2 imagery, and ORBIMAGE has sole responsibility for operating and controlling the OrbView-2 satellite. This contract expires on March 31, 2007.
      Under the Administrative Services Agreement, the Predecessor Company paid Orbital Sciences for office space and other administrative services, as well as certain direct and indirect operating services provided by Orbital Sciences. The Administrative Services Agreement was terminated on March 31, 2002. As part of the Settlement Agreement, the Predecessor Company and Orbital Sciences executed a sublease agreement which permitted the Company to continue subleasing its current office space from Orbital Sciences through April 2005, at which point the Company secured a lease for this space directly with the building’s owner.

(7)	Loss on Sale of Satellite License
      In 1998, the Predecessor Company entered into an agreement with MDA, then a Canadian subsidiary of Orbital Sciences, under which the Predecessor Company acquired the exclusive worldwide distribution rights for the RadarSat-2 satellite imagery (the “RadarSat-2 License”). Under the RadarSat-2 License, MDA would own and operate the RadarSat-2 satellite, and would provide operations, data reception, processing, archiving and distribution services to the Predecessor Company. The Company’s acquisition of the RadarSat-2 License was to cost $60 million, of which $30 million was paid in 1999. The RadarSat-2 License Agreement was terminated on February 9, 2001 and replaced with a new RadarSat-2 Territorial License agreement (the “RadarSat-2 Territorial License”), pursuant to which MDA granted to the Predecessor Company an exclusive territorial license to distribute and sell RadarSat-2 imagery in North America (except Canada) for $40 million. The $30 million of payments previously remitted to MDA under the original RadarSat-2 License agreement were applied to the $40 million license fee under the RadarSat-2 Territorial License. The License required the Predecessor Company to pay the remaining $10 million license fee obligation in 2002. The Predecessor Company did not pay the remaining $10 million obligation because of numerous program delays and began to pursue litigation against MDA related to the RadarSat-2 Territorial License, seeking, among other things, rescission of the RadarSat-2 License and the return of the $30 million that the Predecessor Company paid to MDA. The Predecessor Company entered into a settlement agreement with MDA dated September 12, 2003 whereby the RadarSat-2 Territorial License Agreement was returned to MDA for $12 million. MDA paid $10 million in October 2003 to the Predecessor Company and $1 million in October 2004 and $1 million in October 2005. The Predecessor Company recorded a loss on the sale of the RadarSat-2 Territorial License of $18.2 million in 2003.

(8)	Comprehensive Income (Loss)
      For the years ended December 31, 2005, 2004 and 2003, there were no material differences between net earnings (loss) as reported and comprehensive income (loss).

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings (Loss) Per Common Share
      The computations of basic and diluted loss per common share were as follows for the years ended December 31, 2005, 2004, and 2003 (in thousands, except share data):

			Predecessor
	Successor Company		Company

	2005	2004	2003

Numerator for basic and diluted earnings (loss) per common share:
Net earnings (loss) available to common stockholders	$(24,255)	$(24,739)	$84,289

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	16,213,446	6,513,231	25,214,000
Average number of common shares assuming conversion of Series A 12% cumulative convertible preferred stock	n/a	n/a	23,389,664

Average number of common shares outstanding for diluted computations	16,213,446	6,513,231	48,603,664
Earnings (loss) per common share — basic	$(1.50)	$(3.80)	$3.34

Earnings (loss) per common share — diluted(a)	$(1.50)	$(3.80)	$1.73

(a)	All warrants, nonvested restricted stock and employee and stock options of the Successor Company are antidilutive because the Successor Company incurred a net loss for the years ended December 31, 2005 and 2004. All warrants and employee stock options of the Predecessor Company are antidilutive since such warrants and options had exercise prices in excess of the average market value of the Predecessor Company’s common stock.

(10)	Property, Plant and Equipment
      Property, plant and equipment consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$213	$213
Ground system assets	36,543	19,289
Furniture and equipment	2,604	1,968
Leasehold improvements	1,167	544
Accumulated depreciation and amortization	(7,265)	(3,751)

Total	$33,262	$18,263

      Depreciation and amortization expense was $3.8 million, $3.8 million, and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      During the second quarter of 2005, the Company paid to Orbital Sciences $1.5 million for an on-orbit milestone payment due on the OrbView-3 system. The Company is also responsible under the Settlement Agreement to make annual post-launch on-orbit payments to Orbital Sciences of up to $1.275 million, payable on each of the first five anniversaries of the acceptance by the Company of the OrbView-3

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
system, for a total maximum obligation of $6.375 million. During the second quarter of 2005, the Company paid Orbital Sciences the maximum annual obligation payment of $1.275 million. Management believes that, based upon the performance of the OrbView-3 system to date, it is likely that the Company will pay the remaining on-orbit payment obligation. Accordingly, the Company capitalized the net present value of the remaining obligations and will depreciate them over the remaining design life of the OrbView-3 system. The Company also established a liability for the net present value of the remaining obligation to Orbital Sciences and will reduce the liability as payments are made.

(11)	Satellites and Related Rights
      Satellites and related rights consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

In service:
OrbView-2 License	$3,054	$3,054
OrbView-3 Satellite	93,958	86,468
Accumulated depreciation and amortization	(37,514)	(18,142)

	59,498	71,380
Satellites in process	182,331	45,260

Total	$241,829	$116,640

      During the first quarter of 2004, the OrbView-3 system became fully operational. The total capitalized cost of the OrbView-3 system is being depreciated over its five-year design life. Total satellite depreciation and amortization expense was $19.4 million, $21.9 million, and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(12)	Income Taxes
      The Company recorded no income tax expense for the years ended December 31, 2005, 2004 and 2003 as a result of tax operating losses incurred in those years. The differences between the tax provision (benefit) calculated at the statutory Federal income tax rate and the actual tax provision (benefit) for each of those years are as follows:

			Predecessor
	Successor Company		Company

	2005	2004	2003

U.S. Federal tax at statutory rate	$(8,247)	$(8,411)	$24,833
State income taxes, net	(1,059)	(1,041)	3,068
Adjustment of deferred tax liabilities	8,219	—	—
Valuation allowance	1,399	9,452	(27,901)
Other	(312)	—	—

Total tax provision	$—	$—	$—

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The primary components of federal deferred tax assets and liabilities were as follows (in thousands):

	2005	2004

Deferred tax assets related to:
Net operating loss carryforward	$73,698	$60,318
Property, plant and equipment	—	7,125
NextView satellite	49,528	—
Other	561	606

Deferred tax assets	123,787	68,049
Less: valuation allowance	(69,192)	(67,961)

Net deferred tax assets	54,595	88
Deferred tax liabilities related to:
Property, plant and equipment	(4,900)
NextView satellite	(49,528)	—
Amortization	(167)	(88)

Net deferred tax assets	$—	$—

      The decrease in valuation allowance is principally the result of the utilization of net operating loss carryforwards for the discharge of the Predecessor Company debt. We believe it is more likely than not that our existing deferred tax assets will not be realized. As of December 31, 2005, we had net operating loss carryforwards totaling approximately $193 million which expire beginning in 2021. Such net operating loss carryforwards are subject to certain limitations and other restrictions.

(13)	Long-Term Debt
      Long-term debt consisted of the following as December 31, 2005 and 2004 (in thousands):

	Maturity Date	2005	2004

Senior Secured Floating Rate Notes	July 1, 2012	$250,000	$—
Senior Subordinated Notes	June 30, 2008	—	62,774
Senior Notes	June 30, 2008	—	22,244

Total		$250,000	$85,018

      Prior to the Bankruptcy filing, the Predecessor Company had approximately $225 million of senior notes outstanding. Interest on the senior notes accrued at an annual rate of 11.625 percent and was payable semi-annually in arrears on March 1 and September 1. These senior notes were to mature on March 1, 2005. In accordance with SOP 90-7, interest expense was not recorded during the Chapter 11 period because it was considered probable that a claim for payment of interest would not be allowed. If the Predecessor Company had recorded interest expense during the Chapter 11 period, interest expense for the year ended December 31, 2003 would have increased by approximately $28.0 million. In conjunction with the issuance of the senior notes, the Predecessor Company incurred debt financing costs which had been deferred and were being amortized over the term of the senior notes. Such amortization was reported as a component of interest expense. As a result of the Chapter 11 filing, the Predecessor Company ceased amortizing these costs and wrote them off.
      In June 2003, the Predecessor Company purchased insurance coverage for the combined risk of launch, satellite checkout and on-orbit satellite operations with respect to OrbView-3. The Predecessor Company paid approximately $14.8 million to purchase insurance coverage of $51 million on behalf of the

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On the Effective Date of the Company’s emergence from bankruptcy protection, holders of the Predecessor Company’s senior notes and the Predecessor Company’s qualified general unsecured creditors received $50 million of the Successor Company’s new Senior Subordinated Notes. In addition, Orbital Sciences received $2.5 million of Senior Subordinated Notes in full satisfaction of its claims, and certain other parties received approximately $1.5 million of Senior Subordinated Notes in exchange for advisory and other services. Each holder of the Predecessor Company’s Insurance Loan received, in full satisfaction of its Insurance Loan claim, its pro rata share of the Successor Company’s new Senior Notes totaling approximately $19.1 million. The Senior Notes and the Senior Subordinated Notes both matured on June 30, 2008 and could be prepaid in full at any time without penalty.
      At September 30, 2004 the Company had received consents from the holders of its Senior Notes and Senior Subordinated Notes that permitted the Company to use up to $45 million of its cash flow from existing operations toward project costs for the GeoEye-1 satellite. The consenting holders who held notes on the record date of July 29, 2004 received a consent fee in additional notes equal to 200 basis points on the principal amount of the notes to which the holders’ consents relate. The Company modified certain provisions of its indenture governing its Senior Subordinated Notes and the note and security agreement covering its Senior Notes to allow the Company to perform its obligations under the NextView contract.
      Both the Senior Notes and the Senior Subordinated Notes accrued interest at an annual rate of 13.625 percent, payable only in kind, on a semiannual basis through December 31, 2004. Total interest expense paid in kind was $10.4 million for the year ended December 31, 2004. Effective January 1, 2005, interest became payable in cash on a semiannual basis at an annual rate of 11.625 percent, with such payments to commence June 30, 2005. The Company had total indebtedness of $85.0 million at December 31, 2004, which consisted of $22.2 million of Senior Notes and $62.8 million of Senior Subordinated Notes.
      On March 31, 2005, the Company repaid the Senior Notes out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. The Company recorded a loss of $0.6 million on the early extinguishment of this debt, which represented a prepayment penalty payable in accordance with the terms of the associated Senior Notes indenture agreement.
      On June 29, 2005, ORBIMAGE Holdings Inc. issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, on June 29, 2005, ORBIMAGE Holdings entered into a Security Agreement with The Bank of New York (“BONY”), as Collateral Agent, pursuant to which ORBIMAGE Holdings granted a first priority lien on and security interest in substantially all of the assets of ORBIMAGE Holdings. ORBIMAGE Inc. was prohibited from issuing a guarantee of the Notes at the date of issuance due to restrictions in the indenture governing its Senior Subordinated Notes.

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Notes were issued at a discount of two percent of total principal; consequently, ORBIMAGE Holdings received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.9 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. Approximately $8.9 million was used to pay certain transaction-related expenses. The remaining $109.5 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, on June 30, 2005, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005. The Company recorded a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes during 2005. Of this loss, approximately $1.2 million represented the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and $0.9 million represented payments to an executive officer for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
      The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $2.3 million and has been recorded in other assets in the consolidated balance sheet at December 31, 2005 and in unrealized gain on derivative instrument in the consolidated statement of operations for the year ended December 31, 2005. Under the instruments governing the Notes, the Company is prohibited from paying dividends until the principal amount of the Notes has been repaid.
      The Company is a holding company and does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes. In 2005, all of the Company’s operations were conducted through its wholly-owned subsidiary, ORBIMAGE Inc. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional, and all other subsidiaries of the Company other than ORBIMAGE Inc. are considered minor. There are no significant restrictions on the ability of ORBIMAGE Holdings to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from ORBIMAGE Holdings by dividend or loan.
      Expenses associated with the issuance of the Notes were capitalized during 2005 and are amortized over the term of the Notes using the effective interest rate method. As of December 31, 2005, total unamortized prepaid financing costs were $18.3 million.
      Each of the Company’s long-term debt agreements contained covenants requiring the Company to maintain an on-orbit insurance policy on OrbView-3 prior to the launch of GeoEye-1 (the “Continuing Insurance”) for a coverage amount equal to the lesser of the book value of the satellite or the maximum amount available to be underwritten in the insurance market. ORBIMAGE paid approximately $2.1 million and $1.5 million in 2005 and 2004, respectively, to procure the Continuing Insurance.
      On June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. As of December 31, 2005, the Company had not filed a registration statement. The failure to

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comply with the obligations under this agreement resulted in the Company paying additional interest on the Notes at an annual rate of 1 percent, effective December 27, 2005. The Registration Rights are “clearly and closely” related to the Notes. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Registration Rights are not considered embedded derivatives and will not be accounted for as such.
      ORBIMAGE capitalized interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system beginning in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of the assets to which it relates and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $5.8 million at December 31, 2005.

(14)	Leases
      Total rental expense under operating leases was $1.0 million, $0.8 million, and $0.7 million for the years ended December 31, 2005, 2004, and 2003. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2005 were as follows (in thousands):

2006	$1,071
2007	1,090
2008	1,113
2009	1,007
2010	945
Thereafter	1,471

$6,697

(15)	Employee Benefit Plan
      The Company’s employees participate in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the “Retirement Plan”) in accordance with Section 401(k) of the Internal Revenue code of 1986, as amended. The Company’s contributions to the Retirement Plan are made based on certain plan provisions and at the discretion of the Board of Directors. The annual contribution expense was $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(16)	Capital Stock
      Under the POR as confirmed by the Bankruptcy Court, all of the Predecessor Company’s existing preferred stock, common stock and any options and warrants outstanding were cancelled as of the Effective Date. The capital stock of the Successor Company consists of 25,000,000 authorized shares of new common stock. Holders of the Predecessor Company senior notes and the general unsecured creditors received a pro-rata distribution of 6,000,000 shares of the Successor Company common stock on the Effective Date. Outstanding preferred stock was cancelled as of the Effective Date. Holders of the Series A preferred stock were issued a pro-rata share of warrants to purchase up to 318,947 shares of new common stock at $28.22 per share on the Effective Date. These warrants expire on December 31, 2007. The fair value of the warrants were $1.26 and $4.73 per share using the Black-Scholes options pricing model at December 31, 2005 and 2004, respectively. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the warrant being valued, and requires certain assumptions, such as the expected amount of time a warrant will be outstanding until it is

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercised or it expires, to calculate the fair value per share of warrants issued. The assumptions used to determine the value of the warrants at December 31, 2005 and 2004 were as follows:

	2005	2004

Volatility	62.5%	47.3%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	3.6%
Expected average life	2 years	4 years
Exercise price per warrant	$28.22	$28.22
      On November 16, 2004, the Company issued 3.25 million shares of common stock and warrants to purchase 3.25 million shares of common stock for a purchase price of $10 per share in a private placement to certain private investors. At the closing of the private placement, the Company received $32.5 million in gross proceeds. In addition, on that date the Company issued warrants to purchase an additional 1.0 million shares to the private investors as consideration for their commitment to backstop this rights offering. All of these warrants were exercised in the first quarter of 2005, with the Company receiving $42.5 million of proceeds. In February 2005, the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005. The Company received approximately $32.5 million from the rights offering.

(17)	Stock Incentive Plans
      On December 31, 2003, ORBIMAGE adopted the Employee Stock Incentive Plan (the “Stock Plan”), under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, directors, consultants or advisors. As of December 31, 2003, the Company authorized 826,364 shares and made them available for grant under the Stock Plan. On December 31, 2003, ORBIMAGE issued 275,454 shares of restricted stock. These shares vest in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The fair market value of the restricted stock was valued at the reorganization equity value of ORBIMAGE on the Effective Date divided by the number of common shares issued to the creditors upon reorganization. ORBIMAGE issued 156,424 shares in a restricted stock grant to employees on July 1, 2004. The restricted shares will vest entirely between December 31, 2004 and December 31, 2008.
      During 2004, ORBIMAGE granted stock options that generally will vest in annual increments of 20 percent commencing December 31, 2004. The options have a grant-date fair value calculated by the Company between $5.28 and $11.27 per option using the Black-Scholes options pricing model. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued, and requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires, to calculate the fair value per share of options issued. The assumptions used to determine the value of the options at the date of grant were as follows:

Volatility	62.5%
Dividend yield	0.0%
Risk-free interest rate	3.7% - 3.9%
Expected average life	6.24 - 6.33 years
Weighted average exercise price per option	$6.50 - $18.25

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the stock option activity during 2004 and 2005:

			Weighted
			Average	Outstanding
	Number of	Option Price	Exercise	and
	Shares	Per Share	Price	Exercisable

Outstanding at December 31, 2003	—	—	—
Granted	317,559	6.50-18.25	7.33
Cancelled or expired	(687)	6.50	6.50

Outstanding at December 31, 2004	316,872	6.50-18.25	7.33	59,059
Exercised	(9,199)	6.50	6.50
Cancelled or expired	(12,335)	6.50	6.50

Outstanding at December 31, 2005	295,338	$6.50-18.25	$7.36	111,415

      Through the Predecessor Company’s stock option plan, as amended (the “Prior Stock Plan”), the Predecessor Company could issue to its employees, Orbital Sciences’ employees, consultants or advisors incentive or non-qualified options to purchase shares of the Predecessor Company’s common stock. The Prior Stock Plan was terminated on the Effective Date, and all options issued were cancelled.

(18)	Information on Industry Segments and Major Customers
      ORBIMAGE operated as a single segment for the years ended December 31, 2005 and 2004. The Predecessor Company operated as a single segment for the year ended December 31, 2003.
      Total domestic and foreign sales for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

			Predecessor
	Successor Company		Company

	2005	2004	2003

Domestic	$25,392	$16,567	$3,525
Foreign	15,310	14,453	5,694

Total	$40,702	$31,020	$9,219

      In March 2004, the Company was awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. The total value of the contract is $27.5 million over two years, of which approximately $10.5 million and $12 million represent minimum commitments to purchase imagery in years one and two, respectively. The contract also provides for NGA to reimburse up to approximately $5.0 million for infrastructure costs the Company incurred and will incur to provide the required imagery. In June 2004, ORBIMAGE received an additional task order to provide $6.4 million of production services to NGA under the program during the first two years of the contract. The Company recognized revenues of $23.2 million and $11.8 million for the years ended December 31, 2005 and 2004, respectively, related to this contract.
      ORBIMAGE recognized revenue related to contracts with the U.S. Government, its largest customer, of $24.7 million and $15.9 million for the years ended December 31, 2005 and 2004, representing 61 percent and 51 percent of total revenues, respectively. The Predecessor Company recognized revenue related to contracts with the U.S. Government of $2.7 million, or 29 percent, of total revenues recognized during 2003.

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, ORBIMAGE commenced revenue recognition from contracts to supply OrbView-3 imagery to its regional distributors in Asia. These contracts provide for guaranteed annual minimum imagery purchases totaling approximately $13.0 million for terms ranging from one to four years excluding option periods. ORBIMAGE recognized revenue during 2005 of $5.0 million, $3.6 million and $2.8 million associated with sales to its three largest international customers, which represents 12 percent, 9 percent and 7 percent of total revenues recognized, respectively. During 2004, ORBIMAGE recognized revenue of $3.8 million, $3.2 million and $4.5 million to the same customers, which represents 12 percent, 10 percent and 14 percent, respectively, of total revenues recognized.

(19)	Summary of Quarterly Information (Unaudited)

	2005 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$8,659	$8,501	$11,197	$12,345
Gross profit (loss)	(241)	(757)	1,512	2,072
Net loss	(5,522)	(6,816)	(6,840)	(5,077)
Loss per diluted share	(0.43)	(0.39)	(0.40)	(0.28)

	2004 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$2,010	$9,749	$8,891	$10,370
Gross profit (loss)	(4,566)	376	(157)	1,613
Net loss	(8,389)	(4,428)	(6,140)	(5,782)
Loss per diluted share(a)	(1.32)	(0.70)	(0.95)	(0.74)

(a)	For 2004, the sum of each quarter’s loss per diluted share does not equal earnings per diluted share reported for the full year due to the effect of the issuance of 3.4 million shares in the fourth quarter of 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to its management, including its principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.
      Under the supervision and with the participation of the Company’s management, including its principal executive officer, principal financial officer and principal accounting officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. Based on its evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer have concluded that these controls and procedures were effective.
      There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to December 31, 2005, the Company adopted additional accounting policies and internal controls to address the issues raised by the restatement of previously issued financial statements for the quarters ended June 30, 2005 and September 30, 2005.
Management’s Report on Internal Control Over Financial Reporting
      The management of ORBIMAGE Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.
      Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, financial and accounting officers; and, effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and board of directors of the Company; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In March 2006, management concluded that its designation of certain derivatives contracts as hedges was not adequately documented at the inception of the related contracts. Therefore, the derivative contracts did not qualify for hedge accounting treatment under GAAP. Accordingly, we restated our consolidated financial statements for the quarters ended June 30 and September 30, 2005 to account for the derivative contracts as non-hedging derivatives.
      Management evaluated the impact of this restatement on the Company’s assessment of its internal controls over financial reporting. Management has concluded that the controls in place relating to the accounting for non-routine and non-systematic transactions were not properly designed to provide reasonable assurance that these transactions would be properly recorded and disclosed in the financial statements in accordance with accounting principles generally accepted in the United States of America; and that this represents a material weakness in our internal control over financial reporting as of December 31, 2005. As a result of the assessment performed and the material weakness noted, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Further, we have determined that these control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, we have concluded that our prior disclosures regarding the sufficiency of our disclosure controls may not have been correct.
      BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, which is filed herewith.

/s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell,
President, Chief Executive Officer and Director

/s/ HENRY E. DUBOIS

Henry E. Dubois,
Executive Vice President and, Chief Financial Officer
(Principal Financial Officer)

/s/ TONY A. ANZILOTTI

Tony A. Anzilotti,
Vice President Finance and Corporate Controller
(Principal Accounting Officer)

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Directors of ORBIMAGE
      The following table lists our directors as of March 23, 2006.

Name	Age	Position

James A. Abrahamson	72	Chairman of the Board, Director
Matthew M. O’Connell	53	President, Chief Executive Officer and Director
Joseph M. Ahearn	51	Director
Talton R. Embry	59	Director
Lawrence A. Hough	61	Director
John W. Pitts	56	Director
William W. Sprague	48	Director
James M. Simon, Jr.	58	Director
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
      Gen. Abrahamson is Chairman of the Nominating and Governance Committee.
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
Joseph M. Ahearn
Director
      Joseph M. Ahearn, a director since December 2003, is a Senior Vice President of M&F Worldwide Corp., New York. He has also served as President and CEO of Toy Biz Inc., Managing Director of Tot Funding, Inc., and as a Partner of GDL Management, Inc. Mr. Ahearn also serves as director of LaRoche Industries and Hedstrom Corporation. Mr. Ahearn was a member of the firm of Touche Ross & Co. from 1981 to 1987 and Arthur Andersen & Co. from 1976 to 1980.
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
      Mr. Hough is a member of the Audit Committee and the Nominating and Governance Committee.
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
      Mr. Pitts serves as Chairman of the Compensation Committee.
James M. Simon, Jr.
Director
      James M. Simon, Jr. became a director November 10, 2005. Following a distinguished career with the Central Intelligence Agency (CIA), Mr. Simon now serves as the founding Director of the Microsoft Institute for Advanced Technology in Governments located in Reston, Va. A career CIA officer, Mr. Simon was appointed by President Clinton and confirmed by the Senate in 1999 as the first Assistant Director of Central Intelligence for Administration, a position he held until retirement in 2003. As deputy to the Deputy Director of Central Intelligence for Community Management, he was responsible for setting policy for and overseeing the budgets of the 14 agencies that comprise the Intelligence Community. After September 11th, he was designated as the senior intelligence official for homeland security establishing and chairing the Homeland Security Intelligence Council. Currently Mr. Simon is the founding Director of the Microsoft Institute for Advanced Technology in Governments. Mr. Simon’s most recent position before joining Microsoft was as President and CEO of a consulting and services firm, IntelligenceEnterprises, LLC. Mr. Simon was commissioned in the U.S. Army in 1969 and retired from active reserve in 1997. His educational background includes a B.A. from The University of Alabama and an M.A. from the University of Southern California.
William W. Sprague
Director
      William Sprague has been a member of the Board since 1997. Mr. Sprague is a Managing Director at Sanders Morris Harris, where he manages the investment banking division. Mr. Sprague was the founder and President of Crest Communications Holdings LLC, and its affiliate, Crest Advisors LLC, a private investment bank that invested in and advised middle-market companies, especially in the media and communications industries. Crest Communications Holdings LLC held Series A Preferred Stock in our Predecessor Company and received warrants as parts of our restructuring, which it sold. From 1989 to 1996, Mr. Sprague served in various positions at Smith Barney, Inc., including as a Managing Director and head of the Media and Telecommunications Group, as co-head of the Mergers and Acquisitions Group and as a senior member of Smith Barney Inc.’s high yield group. From 1985 to 1989, Mr. Sprague was a Vice President at Kidder Peabody & Co. Incorporated in the High Yield/Merchant Banking Group.
Audit Committee Financial Expert
      The Board has determined that the Chairman of the Audit Committee, Mr. Ahearn, qualifies as an “audit committee financial expert” as defined in rules adopted by the SEC. The Board has also determined that Mr. Ahearn, and the other members of the Audit Committee, are independent of management, as required by the rules of the SEC.
Executive Officers who are not Directors
      The following table lists our executive officers who are not Directors as of March 23, 2006.

Name	Age	Position

William Schuster	54	Chief Operating Officer
Henry E. Dubois	44	Executive Vice President and Chief Financial Officer
Timothy J. Puckorius	45	Senior Vice President, International Sales
Tony A. Anzilotti	44	Vice President, Finance and Corporate Controller
Lee Demitry	52	Vice President, Satellite Engineering and Operations
Alex J. Fox	44	Vice President, Products and Solutions
Ray Helmering, Ph.D.	67	Vice President, Photogrammetric Engineering
Bradley Peterson	46	Vice President, IKONOS Operations
William L. Warren	40	Vice President, General Counsel and Secretary
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
Henry E. Dubois
Executive Vice President and Chief Financial Officer
      Henry E. Dubois became an Executive Vice President and the Chief Financial Officer of the Company on January 3, 2006. Mr. Dubois has held senior management positions helping companies grow businesses in technology based industries both within the US and internationally. Most recently, he advised ORBIMAGE on strategic and financial issues and has been advising two start-ups. Mr. Dubois has also served as president, COO and CFO at DigitalGlobe, Inc., another satellite imagery company. Prior to DigitalGlobe, Mr. Dubois lived and worked abroad, primarily in Asia, where he was CEO and CFO of an Indonesian Telecom company based in Jakarta and also served as Sr. Vice President of Planning and Development for another large Asian conglomerate. In addition, Mr. Dubois was a strategy and operational consultant with Booz, Allen and Hamilton and served in various financial functions with Exxon Corporation. Mr. Dubois holds a Masters of Management degree from Northwestern University’s JL Kellogg School of Management with concentrations in Finance, Marketing and Accounting and a Bachelor of Arts degree in Mathematics from the College of Holy Cross.
Timothy J. Puckorius
Senior Vice President, International Sales
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
Tony A. Anzilotti
Vice President, Finance and Corporate Controller
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
Vice President — Products & Solutions
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
Bradley Peterson
Vice President, IKONOS Operations
      Bradley Peterson joined the Company as Vice President, IKONOS in January 2006 after the acquisition of Space Imaging. Prior to joining ORBIMAGE, Mr. Peterson was employed by Space Imaging since 1995. While there, he oversaw the payload procurement for IKONOS and was the mission director for the calibration and commissioning of IKONOS. After the start of commercial operations, Mr. Peterson took over IKONOS Production engineering and operations. Prior to joining Space Imaging, he worked at the Hughes Santa Barbara Research Center for 15 years as a senior system engineer in payload systems development for Landsat, GOES/ GMS weather satellites, NASA TRMM mission, and planetary probes such as Mars Observer. Mr. Peterson received both his M.S. and B.S in Electrical Engineering from the University of California at Santa Barbara.
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

Item 11.	Executive Compensation.
      The information required by this item is incorporated by reference to the section of ORBIMAGE Holding’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management”. “Compliance with Section 16(a) of the Exchange Act”, “Director Remuneration,” “Employment Arrangements and Change of Control Agreements” and “Compensation Committee Report on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The Information required by this item is incorporated by reference to the section of Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions.
      The Information required by this item is incorporated by reference to the section of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Certain Transactions with Management and Others.”

Item 14.	Principal Accountant Fees and Services.
      The information required by this item is incorporated by reference to the section of Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm’s Fees.”

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) List of financial statements filed as part of the Form 10-K.
      The following financial statements of ORBIMAGE Holdings Inc. are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:
      (2) List of financial statement schedules filed as part of this Form 10-K.
      All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.
      (3) Exhibits:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell
31.2	Rule 13a-14(a) Certification of Henry E. Dubois
31.3	Rule 13a-14(a) Certification of Tony A. Anzilotti
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois
32.3	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIMAGE HOLDINGS INC.

By:	/s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell,
President, Chief Executive Officer and Director
March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 31, 2006.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry E. Dubois Henry E. Dubois	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Tony A. Anzilotti Tony A. Anzilotti	Vice President Finance and Corporate Controller (Principal Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Talton R. Embry Talton R. Embry	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ John W. Pitts John W. Pitts	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director