Form 10-K/A
period 2005-12-31
ORBIMAGE INC
filed 2006-05-01
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
     Check one:         Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $241,433,657
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐
     The number of shares outstanding of Common Stock, par value $0.01, as of May 1, 2006 was 17,454,654 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
      ORBIMAGE Holdings Inc (the “Company,” “ORBIMAGE,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended December 31, 2005, and are, therefore, amending and restating in their entirety Items 11, 12, 13 and 14 of Part III of the Report. We anticipate filing our definitive proxy statement in May 2006 for our 2006 Annual Shareholder Meeting, which is currently scheduled to be held on June 8, 2006. We have also made two factual corrections to disclosures contained in Items 7 and 8. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the March 31, 2006 filing of our Report, nor does it modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item		Page

	PART II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	2
Item 8	Financial Statements and Supplementary Data	17
	PART III
Item 11	Executive Compensation	46
Item 12	Security Ownership of Certain Beneficial Owners and Management	49
Item 13	Certain Relationships and Related Transactions	53
Item 14	Principal Accountant Fees and Services	53
	PART IV
Item 15	Exhibits and Financial Statement Schedules	54
Signatures		54
Exhibit 10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

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
      On June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was required to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. The failure to comply with the obligations under this agreement requires ORBIMAGE Holdings to pay additional interest on the Notes at an annual rate of one percent after the first nine months, beginning December 27, 2005.

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
      As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, ORBIMAGE Holdings issued to the Lenders warrants, expiring the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock, to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15.00 per share. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights.
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
      As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the ORBIMAGE Holdings issued to the Lenders warrants, expiring the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock, to purchase 500,000 shares of Common Stock of the ORBIMAGE Holdings for an exercise price of $15.00 per share. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between the ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights.
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
      On June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. As of December 31, 2005, the Company had not filed a registration statement. The failure to

ORBIMAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comply with the obligations under this agreement resulted in the Company paying additional interest on the Notes at an annual rate of one percent after the first nine months, effective December 27, 2005. The Registration Rights are “clearly and closely” related to the Notes. Per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Registration Rights are not considered embedded derivatives and will not be accounted for as such.
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

(19)	Summary of Quarterly Information (Unaudited)

	2005 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$8,659	$8,501	$11,197	$12,345
Gross profit (loss)	(241)	(757)	1,512	2,072
Net loss	(5,522)	(6,816)	(6,840)	(5,077)
Loss per diluted share	(0.43)	(0.39)	(0.40)	(0.28)

	2004 Quarters

	First	Second	Third	Fourth

	(In thousands, except share data)
Revenues	$2,010	$9,749	$8,891	$10,370
Gross profit (loss)	(4,566)	376	(157)	1,613
Net loss	(8,389)	(4,428)	(6,140)	(5,782)
Loss per diluted share(a)	(1.32)	(0.70)	(0.95)	(0.74)

(a)	For 2004, the sum of each quarter’s loss per diluted share does not equal earnings per diluted share reported for the full year due to the effect of the issuance of 3.4 million shares in the fourth quarter of 2004.

PART III

Item 11.	Executive Compensation.
      Set forth below is information regarding the compensation of the Company’s Chief Executive Officer (the “CEO”) and the other executive officers of the Company (together with the CEO, the “named officers”).
      Summary Compensation Table. The summary compensation table set forth below contains information regarding the combined salary, bonus and other compensation of each of the named officers for services rendered to the Company in 2005, 2004 and 2003.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation

		Annual Compensation (1)			Restricted		Securities
					Share		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Awards		Options	Compensation

Matthew M. O’Connell	2005	$350,000	$957,465	(2)	—		—	$24,920	(3)
President and	2004	$350,000	$87,500		$58,322	(4)	45,307	$9,720	(5)
Chief Executive Officer	2003	$350,000	$87,500		$3,489,357	(6)	—	$78,587	(7)
William Schuster	2005	$242,500	42,438		—		—	$10,189	(8)
Chief Operating Officer	2004	$13,990	—		$182,500	(9)	22,262	—
	2003		—		—		—
Lee Demitry	2005	$192,923	28,960		—		—	$7,665	(10)
Vice President—Satellite	2004	$185,640	$50,123		$68,752	(11)	24,031	$7,623	(12)
Engineering and Operations	2003	$173,923	$48,195		$5,355	(13)	—	$25,578	(14)
Alex J. Fox	2005	$188,881	28,373		—		—	$5,712	(15)
Vice President—Products	2004	$175,139	$47,288		$58,994	(16)	24,031	$5,338	(17)
And Solutions and	2003	$144,840	$41,119		$4,569	(18)	—	$20,129	(19)
Chief Information Officer
William L. Warren	2005	$178,200	26,730		—		—	$6,712	(21)
Vice President General	2004	$161,827	$57,400		$25,050	(20)	21,359	$6,146	(22)
Counsel and Secretary	2003	—	—		—		—	—

(1)	Compensation is reportable in the year in which the compensable service was performed even if the compensation was paid in a subsequent year.

(2)	Includes $869,965 bonus payable upon refinancing of Company’s old notes as required by Mr. O’Connell’s employment agreement

(3)	Includes $15,000 car allowance, $8,400 matching contribution to 401(k) plan, and $1,520 payment for life insurance premiums.

(4)	Includes $4,761 shares of restricted stock granted as the stock portion of Mr. O’Connell’s 2004 bonus.

(5)	Includes $8,200 matching contribution to 401(k) plan and $1,520 payment for life insurance premium.

(6)	Total includes 275,454 shares of restricted stock granted on December 31, 2003 pursuant to Mr. O’Connell’s employment agreement. Of such shares, 45,909 vested on June 30, 2004, 137,727 vested on January 3, 2005 and 91,818 vested on January 3, 2006. Total also includes 7,085 shares of restricted stock granted as the stock portion of Mr. O’Connell’s 2003 bonus. Such shares vested on June 30, 2005. To the extent that we pay dividends on our shares of Common Stock, Mr. O’Connell will be entitled to dividends only on the shares which are then vested.

(7)	Includes $67,375 retention bonus, $9,692 matching contribution to 401(k) plan and $1,520 payment for life insurance premium.

(8)	Includes $8,400 matching contributions to 401(k) plan and $1,789 payment for life insurance premiums.

(9)	Includes 10,000 shares of restricted stock granted on December 6, 2004, 2500 shares of which each vests on December 31, 2005, 2006, 2007 and 2008.

(10)	Includes $7,665 matching contribution to 401(k) plan.

(11)	Total includes 6,504 shares of restricted stock granted on July 1, 2004, 2,168 shares of which vest on each of December 31, 2004, 2005 and 2006. To the extent we pay dividends on our shares of Common Stock, Mr. Demitry will be entitled to dividends only on the shares which are then vested. Also included in the total are 303 shares of restricted stock granted as the stock portion of Mr. Demitry’s 2004 stock bonus. Such shares vested on March 24, 2005.

(12)	Includes $7,623 matching contribution to 401(k) plan.

(13)	Total includes 434 shares of restricted stock granted as the stock portion of Mr. Demitry’s 2003 bonus. Such shares vested on June 30, 2005. To the extent that we pay dividends on our shares of Common Stock, Mr. Demitry’s will be entitled to dividends only on the shares which are then vested.

(14)	Includes $18,700 retention bonus and $6,878 matching contribution to 401(k) plan.

(15)	Includes $5,712 matching contribution to 401(k) plan.

(16)	Total includes 5,549 shares of restricted stock granted on July 1, 2004, 1,850 shares of which vest on each of December 31, 2004 and 2005 and 1,849 shares which will vest on December 31, 2006. To the extent that we pay dividends on our shares of Common Stock, Mr. Fox will be entitled to dividends only on the shares which are then vested.

(17)	Includes $5,338 matching contribution to 401(k) plan.

(18)	Total includes 370 shares of restricted stock granted as the stock portion of Mr. Fox’s 2003 bonus. Such shares vested on June 30, 2005. To the extent that we pay dividends on our shares of Common Stock, Mr. Fox will be entitled to dividends only on the shares which are then vested.

(19)	Includes $15,230 retention bonus and $4,899 matching contribution to 401(k) plan.

(20)	Total includes 2,505 shares of restricted stock granted on July 1, 2004, which, 1,670 has vested and of which 835 will vest on December 31, 2006.

(21)	Includes $6,712 matching contribution to 401(k) plan.

(22)	Includes $6,146 matching contribution to 401(k) plan.
      Stock Option Exercises and Holdings. The table below shows information with respect to the number of stock options exercised by the officers named below during 2005 and the value of unexercised stock options granted under the 2003 Employee Stock Option Plan (as described in Item 12 below).
Aggregated Option Exercises During 2005 and December 31, 2005 Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Option Shares at		Options at
	Shares		December 31, 2005		December 31, 2005
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew M. O’Connell	—	—	18,123	27,184	$80,647	$120,969
William Schuster	—	—	5,566	16,696	—	—
Lee Demitry	—	—	9,612	14,419	42,773	64,165
Alex J. Fox	—	—	9,612	14,419	42,773	64,165
William L. Warren	—	—	8,544	12,815	38,021	57,027

     Director Remuneration
      The 2005 annual compensation of each director who was not an employee of the Company or a subsidiary (a “Non-employee Director”) consisted of an annual retainer of $15,000. Under the Company’s Non-employee Director Stock Incentive Plan, which was approved by the Board in June 2004, each Non-Employee Director receives annually an award of 1,000 “restricted” shares of Common Stock. The amount and type of awards to directors under the Non-employee Director Stock Incentive Plan may be changed at any time by majority vote of the Compensation Committee. In addition, each Non-employee Director receives a fee of (i) $1,000 for attendance at each in-person meeting of the Board and (ii) $500 for attendance at each telephonic meeting of the Board and each meeting of a committee of the Board. Each of the Chairman of the Board and the Chairman of the Audit Committee also receive a $5,000 annual fee, and the Chairman of the Compensation Committee receives a $3,000 annual fee. All directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or Board committees and for other legitimate expenses incurred in their capacity as directors.
     Employment Agreements
      The Company and Matthew O’Connell entered into an employment agreement effective as of October 27, 2003, pursuant to which Mr. O’Connell serves as our President and Chief Executive Officer. The employment agreement calls for a base salary of $350,000, an annual target bonus, a special bonus if the company refinances the current outstanding senior notes and senior subordinated notes prior to their maturity in 2008, Mr. O’Connell’s initial restricted stock grant, a company paid life insurance policy and eligibility for stock options. The annual bonus is subject to review of the Board on an annual basis, and the award of the annual bonus is based upon the achievement of performance objectives of Mr. O’Connell personally and the company as a whole. In the event Mr. O’Connell is terminated without cause, he will have a one year severance period, during which he will receive an amount equal to his base salary for one year, payment of the annual bonus for the current year to which he would be entitled (pro-rated for the number of months he was employed during the year), and continuation of all health and life insurance benefits during his one year severance period.
      The Company and William Schuster entered into an employment agreement effective as of December 6, 2004, pursuant to which Mr. Schuster serves as Chief Operating Officer. The employment agreement calls for a base annual salary of $242,500 and an annual target bonus. The agreement also provides for Mr. Schuster to receive an initial restricted stock grant of 10,000 shares of Common Stock to vest in equal installments over a four year period beginning with December 31, 2005, options to purchase 22,262 shares of Common Stock to vest in equal installments over a four year period beginning with December 31, 2005, and a company paid life insurance policy. The annual bonus is subject to review of the Chief Executive Officer and the Board on an annual basis and the award of the annual bonus is based upon the achievement of performance objectives of Mr. Schuster personally and the company as a whole. In the event Mr. Schuster is terminated without cause, he will have a nine month severance period, during which he will receive an amount equal to his base salary for such period, payment of the annual bonus for the current year to which he would be entitled (pro-rated for the number of months he was employed during the year), and continuation of all health and life insurance benefits during his nine month severance period.
      The Company and Timothy Puckorius entered into an employment agreement effective as of October 27, 2003, pursuant to which Mr. Puckorius serves as our Senior Vice President – Worldwide Marketing and Sales. The employment agreement calls for a base salary of $200,000, an annual target bonus, a company paid life insurance policy and eligibility for stock options. The annual bonus is subject to review of the Chief Executive Officer and the Board on an annual basis, and the award of the annual bonus is based upon the achievement of performance objectives of Mr. Puckorius personally and the company as a whole. In the event Mr. Puckorius is terminated without cause, he will have a six month severance period during which he will receive an amount equal to his base salary for such period, payment of the annual bonus for the current year to which he would be entitled (pro-rated for the number of months he was employed during the year), and continuation of all health and life insurance benefits during his six month severance period.
      The Company and Henry Dubois entered into an employment agreement effective as of January 3, 2006, pursuant to which Mr. Dubois serves as an Executive Vice President and the Chief Financial Officer of the Company. The employment agreement calls for a base salary of $250,000, an annual target bonus, a company paid life insurance policy and eligibility for stock options. The annual bonus is subject to review of the Chief Executive Officer and the Board on an annual basis, and the award of the annual bonus is based upon the achievement of performance objectives of Mr. Dubois and the company as a whole. In the event Mr. Dubois is terminated without cause, he will have a one year severance period during which he will receive an amount equal to his base salary for such period, payment of the annual bonus for the current year to which he would be entitled (pro-rated for the number of months he was employed during the year), and continuation of all health and life insurance benefits during his one year severance period.
      Other than the agreements described above, the Company is not presently a party to an employment, termination of employment, or change of control agreement with any of its executive officers nor were any such agreements in effect during the fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Equity Compensation Plan Information. The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005. Amounts set forth opposite “Equity compensation plan not approved by security holders” relate to the 2003 Employee Stock Incentive Plan (the “ORBIMAGE Plan”), which is described below.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted average exercise	equity compensation plans
	of outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights(2)	reflected in column (a))(3)

Equity compensation plans approved by security holders(1)	N/A	N/A	N/A
Equity compensation plan not approved by security holders(1)	295,442	$0	129,927

Total	295,442	$6.50	129,927

(1)	The shares set forth in column (a) are comprised of shares of Common Stock that may be issued in the future pursuant to currently outstanding options for the purchase of Common Stock.

(2)	The calculations of weighted average exercise prices are exclusive of restricted stock awards.

(3)	All of the shares set forth in column (c) with respect to the Incentive Plan may be issued pursuant to stock awards, including stock options, restricted stock grants and stock appreciation rights.
      2003 Employee Stock Incentive Plan. As of December 31, 2003, at the effectiveness of our plan of reorganization, 12% of our fully diluted common equity (consisting of 826,363 shares of Common Stock) was set aside for officers and other employees for the issuance of stock awards under the 2003 Employee Stock Incentive Plan of the Company. Out of the shares reserved under this employee stock incentive plan, 275,454, representing 4% of the fully diluted common equity, was granted on December 31, 2003 to the Chief Executive Officer in the form of restricted stock vesting in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares to vest on January 3, 2006. The remaining shares were left available for issuance under the plan and may be issued from time to time as approved by the Board and the Compensation Committee. On July 1, 2004, we issued an aggregate 9,709 shares of restricted stock to our officers as part of their 2003 annual performance bonuses, all of which vested on June 30, 2005. In addition, on July 1, 2004, in recognition of past performance by employees for their work done during our Chapter 11 bankruptcy case, all employees who had served during the bankruptcy case received awards of restricted stock in an aggregate amount of 100,269 shares. These shares of restricted stock, granted under the special reorganization stock bonus, vested as to all non-officer employees on December 31, 2004. For all officers, the shares of restricted stock granted under the special reorganization stock bonus, vested one third on December 31, 2004, one third on December 31, 2005 with an additional one third to vest on December 31, 2006. On September 24, 2004, all employees were granted options to purchase an aggregate 297,600 shares of Common Stock for a purchase price of $6.50 per share. These options will vest 20% per year on each December 31, with the first 20% having vested on December 31, 2004, and an additional 20% vesting on December 31, 2005.
      2004 Non-Employee Director Stock Incentive Plan. On June 24, 2004, the Company established a 2004 Non-Employee Directors Incentive Stock Plan under which 70,000 shares of Common Stock were reserved for issuance to non-employee directors. Each non-employee director was granted 5,000 shares of restricted stock which vest 1,000 shares each July 1st, beginning July 1, 2004.
      401(k) Employee Savings Plan. The Company has a tax-qualified 401(k) Employee Savings Plan (the “401(k) Plan”) for its employees generally, in which the executive officers also participate. Under the 401(k) Plan, eligible employees are permitted to defer receipt of their compensation up to the maximum amount allowed by law, with the employee’s contribution not to exceed $14,000 for the current year (subject to certain limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”)). The 401(k) Plan provides that a discretionary match of employee deferrals may be made by the Company in cash or stock. Pursuant to the 401(k) Plan, the Company has elected to match 50% of the first 8% of employee deferral, subject to limitations imposed by the Internal Revenue Service. The amounts held under the 401(k) Plan (except for matching contributions by the Company in Common Stock) are invested among various investment funds maintained under the 401(k) Plan in accordance with the directions of each participant. Except for customary “blackout” periods imposed from time to time by the Company on all employees including executive officers, the 401(k) Plan does not restrict employees from selling vested shares of the Company’s Common Stock held in the plan. Salary deferral contributions by employees under the 401(k) Plan are 100% vested. Company contributions vest 50% at the completion of the first year of employment with the remaining 50% vesting at the completion of the second year of employment. All company contributions after the completion of the second year of employment are fully vested. Participants or their beneficiaries are entitled to payment of vested benefits upon termination of employment.
      Security Ownership of Certain Beneficial Owners and Management. The following table shows the beneficial ownership of shares of the Common Stock as of May 1, 2006 by (i) each director of the Company; (ii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year ended December 31, 2005; (iii) all directors and executive officers of the Company, as a group; and (iv) holders of 5% or more of the Common Stock.
      As of May 1, 2006, 17,454,654 shares of Common Stock were issued and outstanding.

	Number of Shares		Percent of
Name and Business Address of Beneficial Owner	Beneficially Owned		All Shares

Directors and Executive Officers*
Matthew M. O’Connell	269,884	(1)	1.5
William Schuster	15,564	(2)
Lee Demitry	16,572	(3)
Alex J. Fox	15,591	(4)
William L. Warren	11,533	(5)
James A. Abrahamson	5,000	(6)
Joseph M. Ahearn	5,000	(6)
Talton R. Embry	6,186	(6)
Lawrence A. Hough	5,000	(6)
James M. Simon, Jr.	3,331	(6)(7)
William W. Sprague	5,000	(6)
All directors and executive officers as group (16 persons)	376,981	(1)(2)(3)(4)(5)(6)(8)(9)	2.2

5% Holders
Harbert Distressed Master Fund, Ltd.(10)	5,991,800	(11)	34.3
River Run Management(12)	2,019,595	(13)	11.6
Redwood Master Fund(14)	1,544,137	(15)	8.9
Deephaven Distressed Opportunities Trading, Ltd.(16)	1,042,962	(17)	7.4
Whitebox Advisors, LLC (18)	1,086,562	(19)	6.2
Ahab Partners (20)	1,000,000	(21)	5.7

*	Unless otherwise indicated, the address is c/o ORBIMAGE Holdings Inc., 21700 Atlantic Boulevard, Dulles, Virginia 20166.

(1)	Total includes (i) 237,117 shares of restricted stock granted pursuant to Mr. O’Connell’s employment agreement (ii) 7,143 shares as the stock portion of his 2005 annual performance bonus, which vested January 3, 2006 (iii) 45,307 options to purchase Common Stock of which 18,124 options as of December 31, 2005 and of which the remaining options which will vest equally on December 31, 2006, 2007 and 2008 and (iv) warrants to purchase 7,500 shares of Common Stock.

(2)	Total includes (i) 10,000 shares of restricted stock granted pursuant to Mr. Schuster’s employment agreement, which vest 2,500 shares on each of December 31, 2005, 2006, 2007 and 2008, (ii) 22,262 options to purchase Common Stock, of which 5,564 vested as of December 31, 2005 and of which the remaining options will vest equally on December 31, 2006, 2007 and 2008.

(3)	Total includes (i) 6,504 shares of restricted stock granted on July 1, 2004 pursuant to the Company’s reorganization bonus, of which 4,336 shares have vested and of which 2,168 shares will vest on December 31, 2006, (ii) 455 shares of restricted stock granted as the stock portion of Mr. Demitry’s 2005 annual performance bonus, which vested on January 3, 2006, and (iii) 24,031 options to purchase Common Stock, of which 9,613 vested as of December 31, 2005 and the remaining options will vest equally on December 31, 2006, 2007 and 2008

(4)	Total includes (i) 5,549 shares of restricted stock granted on July 1, 2004 pursuant to the Company’s reorganization bonus, of which 3,699 shares have vested and of which 1,850 shares will vest on December 31, 2006, (ii) 429 shares of restricted stock granted as the stock portion of Mr. Fox’s 2005 annual performance bonus, which vested January 3, 2006, and (iii) 24,031 options to purchase Common Stock, of which 9,613 vested as of December 31, 2005 and the remaining options will vest equally on December 31, 2006, 2007 and 2008

(5)	Total includes (i) 2,505 shares of restricted stock granted on July 1, 2004 pursuant to the Company’s reorganization bonus, of which 1,670 shares have vested and of which 835 shares will vest on December 31, 2006, (ii) 485 shares of restricted stock granted as the stock portion of Mr. Warren’s 2005 annual performance bonus, which vested January 3, 2006, and (iii) 21,359 options to purchase Common Stock of which 8,543 vested as of December 31, 2005 and the remaining will vest equally on December 31, 2006, 2007 and 2008.

(6)	Each of the non-employee directors received a grant of 5,000 shares of restricted stock which vest 1,000 shares per year on each July 1, beginning July 1, 2004.

(7)	Mr. Simon disclaims ownership of 1,466 of the 3,331 shares listed above.

(8)	Includes warrants to purchase 1,186 shares of Common Stock.

(9)	Includes 18,320 options to purchase Common Stock issued to executive officers (other than Messrs. O’Connell, Schuster, Demitry, Fox, and Puckorius).

(10)	Includes Harbert Distressed Investment Master Fund, Ltd. (the “Master Fund”), HMC Distressed Investment Offshore Manager, L.L.C. (“HMC Management”), the sole investment manager of the Master Fund, HMC Investors, L.L.C. (“HMC Investors”), the managing member of both HMC Management and the Master Fund, Ltd. and the investment manager of Harbert Event Driven Master Fund, Ltd., Philip Falcone, a member of HMC Management, Distressed Investment Offshore Manager, L.L.C. who acts as the portfolio manager of the Master Fund on behalf of HMC Management and is the portfolio manager of Alpha US Sub Fund VI, LLC (which is a separate managed account), Raymond J. Harbert, a member of HMC Investors, and Michael D. Luce, a member of HMC Investors. The address of HMC Management and Philip Falcone is 555 Madison Avenue, 16th Floor, New York, NY 10022. The address for the Master Fund is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland. The address for HMC Investors, Raymond J. Harbert, and Michael D. Luce is One Riverchase Parkway South, Birmingham, AL 35244.

(11)	Based on publicly available filings with the SEC through January 6, 2006, including Schedule 13D and Company records.

(12)	Includes River Run Partners L.P., Cold Springs L.P. and River Run Fund Ltd. The address for River Run Management LLC, the management company for the funds is 152 West 57th Street, 52nd Floor, New York, NY 10019.

(13)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(14)	Address is 910 Sylvan Avenue, Englewood Cliffs, NJ 07632.

(15)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(16)	Address is 130 Cheshire Lane — Suite 102, Minnetonka, MN 55305.

(17)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(18)	Includes Whitebox Advisors, LLC (“WA”), Whitebox Convertible Arbitrage Advisors, LLC (“WCAA”), Whitebox Convertible Arbitrage Partners, L.P. (“WCAP”), Whitebox Convertible Arbitrage Fund, L.P. (“WCAFLP”), Whitebox Convertible Arbitrage Fund, Ltd. (“WCAFLTD”), Whitebox Hedged High Yield Advisors, LLC (“WHHYA”), Whitebox Hedged High Yield Partners, L.P. (“WHHYP”), Whitebox Hedged High Yield Fund, L.P. (“WHHYFLP”), Whitebox Hedged High Yield Fund, Ltd. (“WHHYFLTD”), AJR Financial, LLC (“AJR”), Pandora Select Advisors, LLC (“PSA”), Pandora Select Partners, L.P. (“PSP”), Pandora Select Fund, L.P. (“PSFLP”), and Pandora Select Fund, Ltd. (“PSFLTD”). WA, the managing member and sole owner of WCAA and WHHYA, has the power to direct the affairs of WCAA and WHHYA which manages accounts for the benefit of its clients WCAP, WCAFLP, WCAFLTD, WHHYP, WHHYFLP and WHHYFLTD. WCAA has the power to direct the affairs of WCAP and WHHYA has the power to direct the affairs of WHHYP including decision making power with respect to the disposition of the proceeds from the sale of the Common Stock. AJR, the managing member and sole owner of PSA, has the power to direct the affairs of PSA which manages accounts for the benefit of its clients PSP, PSFLP and PSFLTD. PSA has the power to direct the affairs of PSP including decision making power with respect to the disposition of the proceeds from the sale of the Common Stock. The address of WA, WCAA, WCAFLP, WHHYA, WHHYFLP, AJR, PSA, and PSFLP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. The address of WCAP, WCAFLTD, WHHYP, WHHYFLTD, PSP, and PSFLTD is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortolla, British Virgin Islands.

(19)	Based on information provided to the Company by such beneficial owner, as adjusted to give effect to (i) the issuance of shares and warrants in a private placement on November 16, 2004 and the subsequent exercise of such warrants and (ii) an additional issuance of shares as consideration for such beneficial owner’s commitment to purchase additional debt securities of the Company in the future.

(20)	Ahab Partners L.P. and Ahab International Ltd own shares. Jonathan Gallen directs disposition of shares. The address for Jonathan Gallen is 299 Park Avenue, New York, NY 10171

(21)	Based on SEC filings as of December 9, 2005, Ahab Partners L.P. and Ahab International Ltd. own 800,000 shares and 200,000 warrants of Company stock. Jonathan Gallen possesses sole power to vote and direct disposition of all securities and is deemed the beneficial owner under Rule 13d-3 of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions.
      The Company has not been a party to any transaction exceeding $60,000 in value with any of the Company’s directors, nominees for election as a director, executive officers, holders of more than 5% of the Company’s common stock or any member of the immediate family of any such persons, other than normal compensation arrangements that are described under the “Executive Compensation” section of this report.

Item 14.	Principal Accountant Fees and Services.
      Independent Public Accountants’ Fees. Fees for all services provided by BDO Seidman, LLP, the Company’s independent auditors, in fiscal years 2005 and 2004 are as follows:
      Audit Fees: BDO Seidman, LLP billed the Company for audit services in fiscal years 2005 and 2004 in the amounts of $438,768 and $261,652 respectively. Audit fees principally include annual audits of the financial statements and internal controls for the Company, reviews of the Company’s financial statements included in the quarterly reports on Form 10-Q, SEC registration statements and other filings, and consultation on accounting matters.
      Audit-Related Fees: BDO Seidman, LLP billed the Company for audit-related services in fiscal years 2005 and 2004 in the amounts of $12,000 and $22,000, respectively. Audit-related fees principally include the employee benefit plan.

      All Other Fees: There were no other fees billed for other professional services rendered or products provided by BDO Seidman LLP to the Company for 2005 and 2004.
      Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services. Before the independent auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the polices and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such polices and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC.
      None of the audit and non-audit services described above were approved by the audit committee because they are subject to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(3) Exhibits
      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Amendment No. 1 on Form 10-K/ A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBIMAGE HOLDINGS INC.

By:	/s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell,
President, Chief Executive Officer and Director
May 1, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.1	Employment Agreement for Henry E. Dubois
31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell
31.2	Rule 13a-14(a) Certification of Henry E. Dubois
31.3	Rule 13a-14(a) Certification of Tony A. Anzilotti
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois
32.3	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti