Form 10-Q
period 2006-03-31
ORBIMAGE INC
filed 2006-05-15
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number: 022-28714
ORBIMAGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-2759725 (I.R.S. Employer Identification No.)

21700 Atlantic Boulevard
Dulles, VA (Address of principal executive offices)	20166 (Zip Code)
Registrant’s telephone number, including area code: (703) 480-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Common Stock, par value $0.01, as of May 5, 2006 was 17,455,616 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
ORBIMAGE HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$30,257	$8,659

Direct expenses	20,429	8,900

Gross profit (loss)	9,828	(241)

Selling, general and administrative expenses	6,207	2,548

Income (loss) from operations	3,621	(2,789)

Interest expense, net	5,743	2,094
Unrealized gain on derivative instrument	(2,674)	—
Loss from early extinguishment of debt	—	639

Income (loss) before provision (benefit) for income taxes	552	(5,522)

Provision (benefit) for income taxes	—	—

Net income (loss)	$552	$(5,522)

Earnings (loss) per common share — basic	$0.03	$(0.43)
Earnings (loss) per common share — diluted	$0.03	$(0.43)

Weighted average shares outstanding — basic	17,409,951	12,937,491
Weighted average shares outstanding — diluted	21,510,630	12,937,491
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$221,303	$226,504
Receivables net of allowances of $1,119 and $143, respectively	21,328	9,934
Other current assets	5,412	1,334

Total current assets	248,043	237,772

Property, plant and equipment, at cost, less accumulated depreciation of $8,650 and $7,265, respectively	52,131	33,262
Satellites and related rights, at cost, less accumulated depreciation and amortization of $43,264 and $37,514, respectively	273,106	241,829
Goodwill	28,847	28,490
Intangible assets	21,269	267
Other assets	28,008	28,646

Total assets	$651,404	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$21,878	$5,700
Amounts payable to subcontractors	43,236	29,984
Accrued interest payable	9,945	17,342
Current portion of long-term debt	20,000	—
Other current liabilities	9,741	1,719

Total current liabilities	104,800	54,745

Long-term debt	274,019	245,361
Deferred revenue, net of current portion	129,625	129,625
Other noncurrent liabilities	3,672	3,638

Total liabilities	512,116	433,369

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 25,000,000 shares authorized; 17,454,654 shares and 17,442,518 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	175	175
Additional paid-in-capital	187,966	186,137
Unearned compensation	(411)	(421)
Accumulated deficit	(48,442)	(48,994)

Total stockholders’ equity	139,288	136,897

Total liabilities and stockholders’ equity	$651,404	$570,266

See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$552	$(5,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	7,889	5,948
Amortization of debt discount and issuance costs	1,420	104
Unrealized gain on derivative instrument	(2,674)	—
Loss on early extinguishment of debt	—	639
Stock compensation expense	164	368
Changes in assets and liabilities:
Decrease in receivables and other current assets	404	2,819
Increase in other assets	(14)	(212)
(Decrease) increase in accounts payable and accrued expenses	(9,511)	1,449
Increase in deferred revenue	4,760	27,967

Net cash provided by operating activities	2,990	33,560
Cash flows from investing activities:
Capital expenditures	(23,878)	(61,092)
Payment for business acquisition, net of cash acquired	(28,700)	—

Net cash used in investing activities	(52,578)	(61,092)
Cash flows from financing activities:
Issuance of long-term debt	50,000	—
Issuance of common stock	35	73,954
Extinguishment of long-term debt	—	(22,244)
Long-term debt repayment and issuance costs	(5,648)	(1,364)

Net cash provided by financing activities	44,387	50,346

Net (decrease) increase in cash and cash equivalents	(5,201)	22,814
Cash and cash equivalents, beginning of period	226,504	60,565

Cash and cash equivalents, end of period	$221,303	$83,379

Supplemental cash flow information:
Interest paid	$17,438	$646

Non-cash items:
Capital expenditures	$(29,791)	$(16,578)
Amounts payable to subcontractors	29,791	16,578
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2005, which are included in ORBIMAGE Holdings Inc.’s Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.
     Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Corporate Organization Structure
     ORBIMAGE Holdings Inc., a Delaware corporation (“ORBIMAGE Holdings”), was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger (the “Merger”) as described below.
     Prior to the Merger, ORBIMAGE Holdings was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both ORBIMAGE Holdings and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of ORBIMAGE Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of ORBIMAGE Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings. Accordingly, ORBIMAGE Holdings became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
     In connection with the Merger, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, ORBIMAGE Holdings assumed ORBIMAGE Inc.’s obligations under various warrant agreements and registration rights agreements. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by ORBIMAGE Holdings in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to ORBIMAGE Holdings and continue to be the assets of ORBIMAGE Inc.
     In 2005, the Company formed ORBIMAGE SI Holdco Inc. (“OI SI Holdco”), a Delaware corporation and a wholly-owned direct subsidiary of ORBIMAGE Holdings Inc., and ORBIMAGE SI Opco Inc. (“OI SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., to effect the acquisition of the operating assets of Space Imaging LLC, as discussed in Note 4 below.

(3) Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of wholly-owned subsidiaries which ORBIMAGE Holdings Inc. controls. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.
Revenue Recognition
     The Company’s principal sources of revenue are the sale of satellite imagery and imagery processing services to customers, value-added resellers and distributors. Such sales often require the Company to provide imagery over the term of a multi-year sales contract. Accordingly, revenues are recognized on imagery contracts either on a straight-line basis over the delivery term of the contract or on delivery of imagery, depending on the terms of the contract. Deferred revenue represents receipts in advance of the delivery of imagery. Revenue for other services is recognized as services are performed.
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
     The Company sells ground stations to certain major customers that allow for the capability for communicating with the commercial remote sensing satellite for scheduling data collection, receiving and processing imagery and distributing imagery products. The Company accounts for ground station construction using the completed contract method of accounting. A ground station is considered complete upon the start of commercial operations by the buyer, which is deemed as acceptance.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and are being depreciated over a 5-year period in accordance with its design life. The IKONOS satellite was acquired in January 2006, and is being depreciated over its remaining estimated useful life of 2.5 years.

Stock-based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments,” and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107 on a modified prospective basis. SFAS No. 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS No. 123(R).
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
(4) Space Imaging Acquisition
     On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with OI SI Opco whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to OI SI Opco.
     Space Imaging was a leading supplier of high resolution satellite imagery products and services, with resellers, international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999. The combination of the Company’s operations with Space Imaging’s network of domestic and international customers and workforce will allow the combined entities to provide more cost effective, complementary and robust solutions to customers of both companies.
     The Company made a $6.0 million initial payment to the sellers in September 2005 and incurred approximately $1.8 million of acquisition-related out-of–pocket expenditures through December 31, 2005, which are included in other assets in the consolidated December 31, 2005 balance sheet.
     On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance is expected to be released approximately nine months after completion of the transaction. The acquisition was funded with the issuance of $50 million of indebtedness under the Credit Agreement (as described below) and cash of Space Imaging LLC acquired in the acquisition. The Company’s condensed consolidated financial statements reflect the operations of OI SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.

     The acquisition of Space Imaging’s net operating assets was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the fair value of the assets acquired and liabilities assumed over the cost of the acquisition has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for any other current assets. This allocation is subject to revision; subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash consideration	$48,986
Direct acquisition costs	2,497

Total purchase price	$51,483

Allocation of purchase price:
Cash and cash equivalents	$14,942
Receivables	12,290
Other current assets	3,586
Property, plant and equipment	16,295
Purchased intangible assets	21,950
Other assets	108
Current liabilities	(17,688)

Total purchase price	$51,483

     The Company used an independent third party appraisal to determine the value of the purchased intangible assets. The components of the intangible assets listed in the above table as of the acquisition date are as follows:

	Amount	Life

Contracts/customer relationships	$19,325	9 years
Trade name	1,326	5 years
Patents	861	5 years
Other	438	5 years

Total	$21,950

     The following unaudited pro forma information presents the combined results of operations of the Company and Space Imaging as if the acquisition had occurred at January 1, 2006 and 2005. The unaudited pro forma financial information presented in the table below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of January 1, 2006 and 2005 or of future operating performance (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Revenues	$33,548	$37,131
Net earnings (loss) before taxes	1,702	(1,698)
Net earnings (loss)	1,702	(1,698)
Net earnings (loss) per share:
Basic	$0.10	$(0.13)
Diluted	0.08	(0.13)

     OI SI Opco’s balance sheet as of March 31, 2006 and income statement for the period from January 10, 2006 through March 31, 2006 are presented below (in thousands):

March 31,
2006
ASSETS
Cash	$30,100
Receivables	15,130
Other current assets	2,728

Total current assets	47,958
Fixed assets, net	14,988
Goodwill	356
Intangible assets	21,024
Other assets	5,228

Total assets	$89,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$11,292
Amounts due to related parties	15,844
Current portion of long-term debt	20,000
Other current liabilities	7,342

Total current liabilities	54,478
Long-term debt	28,480

Total liabilities	82,958
Stockholders’ equity	6,596

Total liabilities and stockholders’ equity	$89,554

For the
period ended
March 31,
2006
Revenues	$22,129
Direct expenses	10,724

Gross profit	11,405
Selling, general and administrative expenses	3,092

Income from operations	8,313
Interest expense, net	1,717

Net income	$6,596

(5) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. Under this program, the Company is the prime contractor constructing a new satellite to be referred to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of March 31, 2006, NGA had paid the Company approximately $129.6 million. ORBIMAGE is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were approximately $234.2 million as of March 31, 2006. Approximately $43.2 million of this amount is payable to subcontractors at March 31, 2006.
     The Company anticipates the GeoEye-1 satellite will launch and go into service in early 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which the Company anticipates will utilize approximately half of the satellite’s image taking capacity with the remainder available for commercial and state and foreign government sales by the Company.
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised in November 2004 and March 2005 through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional indebtedness which was completed in June 2005, and (iii) cash flow generated by the Company’s existing business.
(6) Other Comprehensive Income (Loss)
     For the three month periods ended March 31, 2006 and 2005, there were no material differences between net income (loss) as reported and net comprehensive income (loss).
(7) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months ended March 31, 2006 and 2005 (in thousands, except share data):

	Three Months Ended March 31,
	2006	2005
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) available to common stockholders	$552	$(5,522)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,409,951	12,937,491
Average number of common shares outstanding for diluted computations	21,510,630	12,937,491	(a)

Earnings (loss) per common share — basic	$0.03	$(0.43)

Earnings (loss) per common share — diluted	$0.03	$(0.43	) (a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the quarter ended March 31, 2005 and accordingly are excluded from this calculation.
(8) Long-Term Debt
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
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at

13.75 percent through July 1, 2008. The fair value of this derivative instrument is approximately $5.0 million and has been recorded in other assets in the consolidated balance sheet at March 31, 2006. The Company recorded an unrealized gain on this derivative instrument of $2.7 million in the first quarter of 2006.
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
     Expenses associated with the issuance of the Notes were capitalized and are amortized over the term of the Notes using the effective interest rate method. As of March 31, 2006, total unamortized prepaid financing costs related to the Notes were $17.6 million.
     In connection with the issuance of the Notes, on June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. As of March 31, 2006, the Company had not filed a registration statement. The failure to comply with the obligations under this agreement resulted in the Company paying additional interest on the Notes effective December 27, 2005 at a rate of 0.25 percent per annum for the first 90-day period and increasing by 0.25 percent per annum for each subsequent 90-day period up to a maximum of one percent. The Company recorded additional interest expense of $0.2 million during the first quarter of 2006. The Registration Rights are “clearly and closely” related to the Notes per SFAS No. 133; consequently the Registration Rights are not considered embedded derivatives and will not be accounted for as such.
     ORBIMAGE began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $9.7 million at March 31, 2006.
     On January 10, 2006, ORBIMAGE Holdings, OI SI Opco and OI SI Holdco entered into a Credit Agreement (the “Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. Pursuant to the Credit Agreement OI SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.
     OI SI Opco is required to prepay the loans, subject to certain exceptions, with 100 percent excess cash flow of OI SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. OI SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the Credit Agreement. The Company incurred costs associated with the Credit Agreement of $5.6 million which will be amortized over the expected payout period.
     The loans and other obligations under the Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent.
     The Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict the ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change fiscal reporting periods; and (xii) agree with other creditors not to grant liens on properties. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
     On March 31, 2005, the Company repaid its Senior Note balance of $22.2 million out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. The Company recorded a loss of $0.6 million on the early extinguishment of this debt, which represented a prepayment penalty payable in accordance with the terms of the associated Senior Notes indenture agreement.
(9) Capital Stock
     In connection with the Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among ORBIMAGE Holdings and the Lenders under the Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the Credit Agreement) have been paid in full. This issuance was recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at March 31, 2006.
     Following an event of default under the Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
     As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.

(10) Stock Incentive Plans
     On December 31, 2003, ORBIMAGE adopted the Employee Stock Incentive Plan (the “Stock Plan”), under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, directors, consultants or advisors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Compensation cost for stock options is generally recognized ratably over the five-year vesting period for active employees. Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period. Compensation costs related to stock options and restricted stock for the quarter ended March 31, 2006 were $0.2 million and are included in the accompanying condensed consolidated statement of operations in selling, general and administrative expenses.
     Prior to January 1, 2006, ORBIMAGE measured compensation costs for stock options using the intrinsic value method of accounting as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair-value based method as of the date of grant for stock options awarded consistent with the provisions of FAS 123.
     The Company’s reported and pro forma earnings per share information for the first quarter of 2005 are as follows (dollars in thousands except per share amounts):

	Three Months
	Ended March 31,
	2005
Numerator for pro forma basic and diluted loss per common share:
Loss available to common stockholders as reported	$(5,522)
Fair value-based compensation cost, net of taxes	(99)

Pro forma	(5,621)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding for basic computations	12,937,491
Average number of common shares outstanding for diluted computations	12,937,491	(a)

Reported loss per common share — basic and diluted	$(0.43)	(a)

Pro forma loss per common share — basic and diluted	$(0.43)	(a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the quarter ended March 31, 2005 and accordingly are excluded from this calculation.
Stock Options
     During 2004, ORBIMAGE granted stock options that generally will vest in annual increments of 20 percent commencing December 31, 2004. In the first quarter of 2006, the Company granted additional stock options that will vest in annual increments of 25% commencing December 31, 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms.
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

Volatility	62.5%
Dividend yield	0.0%
Risk-free interest rate	3.7% - 4.3%
Expected average life	6.17 – 6.33 years
Exercise price per option	$6.50 - $18.25
     The following table summarizes stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	295,338	$7.36
Granted	22,500	$10.95
Exercised	(291)	$6.50
Forfeited	(2,008)	$6.50

Outstanding at March 31, 2006	315,539	$7.61	8.6	$2,332

Exercisable at March 31, 2006	105,557	$6.50	8.5	$897

     For the quarters ended March 31, 2006 and 2005, 291 and 5,145 options were exercised, respectively. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
Restricted Stock
     As of December 31, 2003, the Company authorized 826,364 shares and made them available for grant under the Stock Plan. On December 31, 2003, ORBIMAGE issued 275,454 shares of restricted stock. These shares vested in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The fair market value of the restricted stock was valued at the reorganization equity value of ORBIMAGE on the Effective Date divided by the number of common shares issued to the creditors upon reorganization. ORBIMAGE issued 156,424 shares in a restricted stock grant to employees on July 1, 2004. The restricted shares will vest entirely between December 31, 2004 and December 31, 2008. The Company also issued restricted stock to its executive officers during 2004 and 2005 as a component of the employee’s incentive compensation. These shares vested over a one-year period.
     As of March 31, 2006, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

     A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the period, is presented below:

		Weighted-
		Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2006	139,903	$12.16
Granted	8,000	$10.95
Vested	(106,061)	$12.30

Nonvested at March 31, 2006	41,872	$11.59

(11) Industry Segments and Major Customers
     Prior to the acquisition of Space Imaging, the Company operated as one reportable segment. With the acquisition completed the Company now operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled to the corresponding consolidated amount.

	Three Months Ended March 31,
	2006	2005
Net sales
Imagery	$24,930	$6,047
Production and Other Services	5,327	2,612

Total net sales	$30,257	$8,659

Operating profit
Imagery	$1,937	$(3,157)
Production and Other Services	1,684	368

Total operating profit	$3,621	$(2,789)

     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $8.8 million, which represents 42 percent of total revenues for the current period. No other customer provides more than 10 percent of the Company’s 2006 revenues. During the first quarter of 2005, revenue from the U.S. Government was $5.0 million, or 58 percent of total revenues. The Company also recognized revenue of approximately $1.3 million and $0.9 million in the first quarter of 2005 associated with imagery sales to its two largest international customers, which represented 14 percent and 10 percent, respectively, of total revenues recognized during the period.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     ORBIMAGE Holdings Inc., a Delaware corporation, together with its subsidiaries (collectively “the “Company”), operates three satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS, OrbView-3 and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and advanced image processing and geospatial information technology development and production centers in St. Louis, Missouri and Thornton, Colorado. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated GeoEye-1. The principal sources of revenue are the sale of satellite imagery to customers and regional distributors and the processing and production of imagery and geospatial information. The Company has entered into several long-term sales contracts to provide imagery products and, in certain circumstances, will be entitled to receive contractual payments in advance of product delivery. Deferred revenue will initially be recorded for the total amount of the advance payments under these contracts and recognized as revenue over the contractual delivery period.
     NextView Program. On September 30, 2004, the U.S. Government through the National Geospatial-Intelligence Agency (“NGA”) announced that the Company had been awarded a contract under the NextView Second Vendor program. Under this program, the Company is the prime contractor constructing a new satellite, which has been named GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.
     The Company anticipates the GeoEye-1 satellite will be launched in early 2007 and placed into service in mid-2007. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). The Company anticipates NGA’s imagery orders will utilize approximately half of the satellite’s image taking capacity, with the remainder available for commercial and state and foreign government sales by the Company.
     Space Imaging Acquisition. On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“OI SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to OI SI Opco.

     Space Imaging was a leading supplier of high resolution satellite imagery products and services, with resellers and over a dozen international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999. The combination of the Company’s operations with Space Imaging’s network of domestic and international customers and workforce will allow the combined entities to provide more cost effective, complementary and robust solutions to customers of both companies.
     On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The purchase price was funded with a combination of the issuance of $50 million of indebtedness under the Credit Agreement (as described in “Liquidity and Capital Resources” below) and cash of Space Imaging LLC acquired in the acquisition. The Company’s condensed consolidated financial statements reflect the operations of OI SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.
     In connection with the Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among ORBIMAGE Holdings and the Lenders under the Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the Credit Agreement) have been paid in full. This issuance was recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at March 31, 2006.
     Following an event of default under the Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
     As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.
     The Series A Preferred Stock and the Warrants were sold to institutional “accredited investors” as defined in Regulation D under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) under the Act and were not registered under the Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited and has been reviewed by independent accountants.
     Revenues. Revenue was $30.3 million and $8.7 million for the three months ended March 31, 2006 and 2005, respectively. Approximately $22.2 million of the variance is associated with revenue generated by the operations acquired from Space Imaging, which are now reported by the Company’s OI SI Opco subsidiary. Excluding the acquired operations, revenues decreased by $0.6 million due to a timing difference associated with imagery deliveries under the Company’s ClearView contract with NGA.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the IKONOS satellite, the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $20.4 million and $8.9 million for the three months ended March 31, 2006 and 2005, respectively. Approximately $10.7 million of the variance resulted from direct expenses incurred by OI SI Opco. Approximately half of the remaining $0.8 million variance resulted principally from increased purchases of materials to manufacture buoys sold through the Company’s SeaStar line of information services and products for the commercial fishing industry. The remaining increase is attributable to slight increases in employment–related expenses.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of ORBIMAGE. SG&A expenses were $6.2 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. Approximately $2.8 million of the $3.7 million increase is attributable to the operations of OI SI Opco, with the remainder attributable to expenses incurred to combine the operations of ORBIMAGE Inc. and OI SI Opco.
     Interest Expense, net. The Company recorded net interest expense of approximately $5.7 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. The majority of interest expense for the three months ended March 31, 2006 was on the Company’s Senior Floating Rate Notes for $5.9 million (which includes $0.9 million of amortized prepaid financing costs and amortization of debt discount). This amount excludes capitalized interest expense of $3.9 million associated with the construction of the GeoEye-1 satellite and related ground systems. As more fully described in the Liquidity and Capital Resources section below, on January 10, 2006, in order to finance the Space Imaging acquisition, the Company entered into a Credit Agreement pursuant to which OI SI Opco borrowed $50 million of senior secured term loans on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans are required to be paid in full. Interest expense related to these loans was $1.7 million during the first quarter of 2006, inclusive of amortization of prepaid financing costs and the value of warrants issued with the debt. The Company recorded Interest income of $1.9 million during the first quarter of 2006.
     The 2005 amount principally represents interest expense incurred on the Senior Notes and Senior Subordinated Notes. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incurred interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. Interest expense was $2.5 million for the Senior Notes and the Senior Subordinated Notes as of March 31, 2005. ORBIMAGE recorded interest income of $0.4 million for the three months ended March 31, 2005. The Senior Notes were repaid during the first quarter of 2005 and the Senior Subordinated Notes were repaid during the second quarter of 2005.
     Unrealized Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized gain on this derivative instrument of $2.7 million for the three months ended March 31, 2006.

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
     Provision (Benefit) for Income Taxes. The Company recorded no income tax benefit for the three months ended March 31, 2006 and 2005, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.
     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $325.7 million at March 31, 2006. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $99.9 million at March 31, 2006. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after GeoEye-1 has been placed into service.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $3.0 million and $33.6 million for the three month period ended March 31, 2006 and 2005, respectively. This decrease can be attributed mainly to the absence in the first quarter of 2006 of cash inflows from NGA for the NextView program due to the timing of scheduled milestones. During the first quarter of 2005, the Company received $27.8 million of milestone payments from NGA. The Company’s NextView program remained on time and on budget.
     Net cash used in investing activities was $52.6 million and $61.1 million for the three month period ended March 31, 2006 and 2005, respectively. Related cash outflows for the purchase were $43.2 million during the quarter and were offset by $14.5 million of cash acquired. Capital expenditures were $37.2 million less in the current period compared to the similar period in the prior year due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets. On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance is expected to be released approximately nine months after completion of the transaction. The acquisition was funded with a combination of (i) the issuance of $50 million of indebtedness under the Credit Agreement (as described below); (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition.
     Net cash provided by financing activities was $44.4 million and $50.3 million for the three months ended March 31, 2006 and 2005, respectively. On January 10, 2006, ORBIMAGE Holdings, OI SI Opco and OI SI Holdco entered into a Credit Agreement (the “Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. Pursuant to the Credit Agreement, OI SI Opco borrowed $50 million of senior secured term loans on the closing date. These term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent. The Company incurred costs of $5.6 million associated with the Credit Agreement which will be amortized over the expected payout period. In 2005, the Company commenced a rights offering in which the Company issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. ORBIMAGE received approximately $32.6 million from the rights offering on March 24, 2005. The Company also received $42.5 million of proceeds from the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004. In addition, on March 31, 2005, the Company repaid the $22.2 million balance of Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors, incurring additional repayment and issuance costs of $1.4 million.

     On March 31, 2006, the Company had $221.3 million of cash and cash equivalents from its combined operations. As stated previously, the Company’s performance under the NextView contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business. Management believes the Company will generate sufficient funds to complete the program.
     Under the terms of the Credit Agreement associated with the Space Imaging acquisition, OI SI Opco is required to prepay the loans incurred with 100 percent excess cash flow of OI SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. OI SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the Credit Agreement.
     The loans and other obligations under the Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of OI SI Opco) of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent.
     The Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict the ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change fiscal reporting periods; and (xii) agree with other creditors not to grant liens on properties. The Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
     At March 31, 2006, the Company had contractual commitments to repay debt and to make payments under operating leases. Payments due under these long-term obligations and commitments are as follows:

		Less than			After 5
	Total	1 Year	1 – 3 Years	4 – 5 Years	Years
	(in thousands)
Long-term debt	$544,135	$39,760	$127,500	$36,250	$340,625
Operating lease commitments	6,913	1,276	2,333	1,009	2,295

Total contractual cash obligations (1)	$551,048	$41,036	$129,833	$37,259	$342,920

(1)	Excludes annual post-launch OrbView-3 on-orbit payments of up to $1.125 million per year for four years for which actual payment amounts are contingent on satellite performance metrics.

CRITICAL ACCOUNTING POLICIES
     The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     During the quarter ended March 31, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $3.0 million. The Company is using an interest rate swap to mitigate its interest rate exposure.
Item 4. Controls and Procedures
     ORBIMAGE maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer, principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. The Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     There have been no significant changes in ORBIMAGE’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our management, in consultation with the Board of Directors, concluded that the controls in place relating to the accounting for non-routine and non-systematic transactions were not properly designed to provide reasonable assurance that these transactions would be properly recorded and disclosed in the financial statements in accordance with accounting principles generally accepted in the United States of America, and that this represented a material weakness in our internal control over financial reporting as of December 31, 2005. As a result of the assessment performed and the material weakness noted, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2006.

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
Item 1A. Risk Factors
     We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among ORBIMAGE Holdings and the Lenders under the Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the Credit Agreement) have been paid in full.
     Following an event of default under the Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
     As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights.
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
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
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

ORBIMAGE Holdings Inc.

(Registrant)

Date: May 15, 2006	by: /s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS

Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI

Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)