Form 10-Q
period 2006-06-30
ORBIMAGE HOLDINGS INC/DE
filed 2006-08-09
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number: 022-28714
ORBIMAGE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2759725
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21700 Atlantic Boulevard
Dulles, VA	20166
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 480-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
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
The number of shares outstanding of Common Stock, par value $0.01, as of August 4, 2006 was 17,476,773 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
ORBIMAGE HOLDINGS INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$35,143	$8,501	$65,400	$17,160

Direct expenses	20,186	9,258	40,615	18,158

Gross profit (loss)	14,957	(757)	24,785	(998)

Selling, general and administrative expenses	5,263	3,098	11,470	5,646

Income (loss) from operations	9,694	(3,855)	13,315	(6,644)

Interest expense, net	5,113	1,591	10,856	3,685
Unrealized (gain) loss on derivative instrument	(1,653)	1,370	(4,327)	1,370
Loss from early extinguishment of debt	—	—	—	639

Income (loss) before provision (benefit) for income taxes	6,234	(6,816)	6,786	(12,338)

Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	$6,234	$(6,816)	$6,786	$(12,338)

Earnings (loss) per common share – basic	$0.36	$(0.39)	$0.39	$(0.82)
Earnings (loss) per common share – diluted	$0.29	$(0.39)	$0.32	$(0.82)

Weighted average shares outstanding – basic	17,414,755	17,272,528	17,412,366	15,116,985
Weighted average shares outstanding – diluted	21,517,920	17,272,528	21,486,333	15,116,985
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$208,194	$226,504
Receivables net of allowances of $636 and $143, respectively	42,682	9,934
Other current assets	5,098	1,334

Total current assets	255,974	237,772

Property, plant and equipment, at cost, less accumulated depreciation of $9,995 and $7,265, respectively	57,588	33,262
Satellites and related rights, at cost, less accumulated depreciation and amortization of $48,847 and $37,514, respectively	294,927	241,829
Goodwill	28,490	28,490
Intangible assets	19,580	267
Other assets	28,484	28,646

Total assets	$685,043	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,040	$5,700
Amounts payable to subcontractors	46,738	29,984
Accrued interest payable	17,907	17,342
Current portion of long-term debt	20,000	—
Other current liabilities	11,274	1,719

Total current liabilities	111,959	54,745

Long-term debt	265,492	245,361
Deferred revenue, net of current portion	159,561	129,625
Other noncurrent liabilities	2,294	3,638

Total liabilities	539,306	433,369

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 25,000,000 shares authorized; 17,476,773 shares and 17,442,518 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	175	175
Additional paid-in-capital	188,377	186,137
Unearned compensation	(607)	(421)
Accumulated deficit	(42,208)	(48,994)

Total stockholders’ equity	145,737	136,897

Total liabilities and stockholders’ equity	$685,043	$570,266

See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,786	$(12,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	15,941	11,933
Amortization of debt discount and issuance costs	2,910	18
Unrealized (gain) loss on derivative instrument	(4,327)	1,370
Loss on early extinguishment of debt	—	639
Stock compensation expense	378	736
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(20,635)	5,918
Increase in other assets	(14)	(211)
(Decrease) increase in accounts payable and accrued expenses	(13,323)	1,562
Increase in deferred revenue	36,089	45,289

Net cash provided by operating activities	23,805	54,916
Cash flows from investing activities:
Capital expenditures	(48,963)	(88,408)
Payment for business acquisition, net of cash acquired	(28,700)	—

Net cash used in investing activities	(77,663)	(88,408)
Cash flows from financing activities:
Issuance of long-term debt	50,000	245,000
Restricted cash held in escrow	—	(126,836)
Repayment of long-term debt	(8,844)	(22,244)
Long-term debt repayment and issuance costs	(5,644)	(11,365)
Issuance of common stock	62	73,752
Equity issuance costs	(26)	—

Net cash provided by financing activities	35,548	158,307

Net (decrease) increase in cash and cash equivalents	(18,310)	124,815
Cash and cash equivalents, beginning of period	226,504	60,565

Cash and cash equivalents, end of period	$208,194	$185,380

Supplemental cash flow information:
Interest paid	$19,687	$4,295

Non-cash items:
Capital expenditures	$(43,534)	$(32,119)
Amounts payable to subcontractors	43,534	32,119
See accompanying Notes to Condensed Consolidated Financial Statements.

ORBIMAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2005, which are included in ORBIMAGE Holdings Inc.’s Form 10-K filed with the SEC. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.
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
(4) Space Imaging Acquisition
     On September 15, 2005, ORBIMAGE Holdings and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments which totalled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with OI SI Opco whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to OI SI Opco.
     Space Imaging was the world’s leading supplier of high resolution satellite imagery products and services, with resellers, international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999. The combination of the Company’s operations with Space Imaging’s network of domestic and international customers and workforce enables the combined entities to provide more cost effective, complementary and robust solutions to customers of both companies.
     The Company made a $6.0 million initial payment to the sellers in September 2005 and incurred approximately $1.8 million of acquisition-related out-of–pocket expenditures through December 31, 2005, which are included in other assets in the consolidated December 31, 2005 balance sheet.
     On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance is expected to be released approximately nine months after completion of the transaction. The acquisition was funded with the issuance of $50 million of indebtedness (as described fully in Note 8 below) and cash of Space Imaging LLC acquired in the acquisition. The Company’s condensed consolidated financial statements reflect the operations of OI SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.

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

Cash consideration	$48,986
Direct acquisition costs	2,497

Total purchase price	$51,483

Allocation of purchase price:
Cash and cash equivalents	$14,942
Receivables	12,290
Other current assets	3,586
Property, plant and equipment	17,475
Purchased intangible assets	19,074
Other assets	2,020
Current liabilities	(17,904)

Total purchase price	$51,483

     The Company used an independent third party appraisal to determine the value of the purchased intangible assets. The components of the intangible assets listed in the above table as of the acquisition date are as follows:

	Amount	Life

Contracts/customer relationships	$16,794	9 years
Trade name	1,153	5 years
Patents	748	5 years
Other	379	5 years

Total	$19,074

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$35,143	$37,752	$68,691	$74,883
Net earnings (loss) before taxes	6,234	(8,069)	8,083	(12,338)
Net earnings (loss)	6,234	(8,069)	8,083	(12,338)
Net earnings (loss) per share:
Basic	$0.36	$(0.47)	$0.46	$(0.80)
Diluted	0.29	(0.47)	0.38	(0.80)
(5) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView Second Vendor program. Under this program, the Company is the prime contractor constructing a new satellite, GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of June 30, 2006, NGA had paid the Company approximately $159.5 million. ORBIMAGE is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were approximately $262.3 million as of June 30, 2006. Approximately $46.7 million of this amount is payable to subcontractors at June 30, 2006.
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
(6) Other Comprehensive Income (Loss)
     For the three month and six month periods ended June 30, 2006 and 2005, there were no material differences between net income (loss) as reported and net comprehensive income (loss).
(7) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and six months ended June 30, 2006 and 2005 (in thousands, except share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) available to common stockholders	$6,234	$(6,816)		$6,786	$(12,338)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,414,755	17,272,528		17,412,366	15,334,118
Average number of common shares outstanding for diluted computations	21,517,920	17,272,528	(a)	21,486,333	15,334,118	(a)

Earnings (loss) per common share – basic	$0.36	$(0.39)		$0.39	$(0.82)

Earnings (loss) per common share – diluted	$0.29	$(0.39	)(a)	$0.32	$(0.82	)(a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the three months and six months ended June 30, 2005 and accordingly are excluded from this calculation.
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
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. ORBIMAGE Holdings entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this derivative instrument is approximately $6.7 million and has been recorded in other assets in the consolidated balance sheet at June 30, 2006. The Company recorded an unrealized gain on this derivative instrument of $1.7 million and $4.3 million for the three months and six months ended June 30, 2006, respectively.
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
     Expenses associated with the issuance of the Notes were capitalized and are amortized over the term of the Notes using the effective interest rate method. As of June 30, 2006, total unamortized prepaid financing costs related to the Notes were $16.9 million.
     In connection with the issuance of the Notes, on June 29, 2005, ORBIMAGE Holdings entered into a Registration Rights Agreement under which ORBIMAGE Holdings was to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. The Company filed a registration statement with the Securities Exchange Commission which became effective on August 1, 2006. The failure to comply with the obligations in the requisite time period under this agreement resulted in the Company paying additional interest on the Notes effective December 27, 2005 at a rate of 0.25 percent per annum for the first 90-day period and increasing by 0.25 percent per annum for each subsequent 90-day period up to a maximum of one percent. The Company recorded additional interest expense of $0.5 million during the six months ended June 30, 2006. The Registration Rights are “clearly and closely” related to the Notes per SFAS No. 133; consequently the Registration Rights are not considered embedded derivatives and will not be accounted for as such.
     ORBIMAGE began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $14.1 million at June 30, 2006.
     On January 10, 2006, ORBIMAGE Holdings, OI SI Opco and OI SI Holdco entered into a Credit Agreement (the “SI Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of New York, as Collateral Agent. Pursuant to the Credit Agreement OI SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.

     OI SI Opco is required to prepay the loans, subject to certain exceptions, with 100 percent excess cash flow of OI SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. During the second quarter of 2006, OI SI Opco repaid approximately $8.8 million of these loans. OI SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the SI Credit Agreement. The Company incurred costs associated with the SI Credit Agreement of $5.6 million which will be amortized over the expected payout period.
     The loans and other obligations under the SI Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent.
     The SI Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict the ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change fiscal reporting periods; and (xii) agree with other creditors not to grant liens on properties. The SI Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
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
(9) Capital Stock
     In connection with the SI Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among ORBIMAGE Holdings and the Lenders under the SI Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the SI Credit Agreement) have been paid in full. This issuance was recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at June 30, 2006.
     Following an event of default under the SI Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the SI Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the SI Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the SI Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock

will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
     As additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the SI Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.
(10) Stock Incentive Plans
     On December 31, 2003, ORBIMAGE adopted the Employee Stock Incentive Plan (the “Stock Plan”), under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, directors, consultants or advisors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Compensation cost for stock options is generally recognized ratably over the five-year vesting period for active employees. Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period. Compensation costs related to stock options and restricted stock for the three months and six months ended June 30, 2006 were $0.2 million and $0.4 million, respectively, and are included in the accompanying condensed consolidated statement of operations in selling, general and administrative expenses.
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
     The Company’s reported and pro forma earnings per share information for the three months and six months ended June 30, 2005 are as follows (dollars in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005		2005
Numerator for pro forma basic and diluted loss per common share:
Loss available to common stockholders as reported	$(6,816)		$(12,338)
Fair value-based compensation cost, net of taxes	(99)		(198)

Pro forma	(6,915)		(12,536)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding for basic computations	17,272,528		15,116,985
Average number of common shares outstanding for diluted computations	17,272,528	(a)	15,116,985	(a)

Reported loss per common share – basic and diluted	$(0.39	)(a)	$(0.82	)(a)

Pro forma loss per common share – basic and diluted	$(0.40	)(a)	$(0.83	)(a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the three months and six months ended June 30, 2005 and accordingly are excluded from this calculation.
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
     The options have a grant-date fair value calculated by the Company between $5.28 and $11.27 per option using the Black-Scholes options pricing model. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the expected life of the option being valued, and requires certain assumptions, such as the expected amount of time the option will be outstanding until it is exercised or it expires, to calculate the fair value per share of options issued. Expected volatilities are based on historical volatility of the Company’s stock. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to determine the value of the options at the date of grant were as follows:

Volatility	62.5%
Dividend yield	0.0%
Risk-free interest rate	3.7% - 4.3%
Expected average life	6.17 – 6.33 years
Exercise price per option	$6.50 - $18.25
     The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	295,338	$7.36
Granted	22,500	10.95
Exercised	(4,110)	6.50
Forfeited	(4,623)	6.50

Outstanding at June 30, 2006	309,105	7.67	8.3	$2,498

Exercisable at June 30, 2006	101,738	$6.50	8.2	$941

     For the three months ended June 30, 2006 and 2005, 3,819 and 1,404 options were exercised, respectively. For the six month period ended June 30, 2006 and 2005, 4,110 and 9,199 options were exercised, respectively. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
Restricted Stock
     As of December 31, 2003, the Company authorized 826,364 shares and made them available for grant under the Stock Plan. On December 31, 2003, ORBIMAGE issued 275,454 shares of restricted stock. These shares vested in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The fair market value of the restricted stock was valued at the reorganization equity value of ORBIMAGE on the Effective Date divided by the number of common shares issued to the creditors upon reorganization. ORBIMAGE issued 156,424 shares in a restricted stock grant to employees on July 1, 2004. The restricted shares will vest entirely between December 31, 2004 and December 31, 2008. The Company also issued restricted stock to its executive officers during 2004 and 2005 as a component of the employee’s incentive compensation. These shares vested over a one-year period. Also, ORBIMAGE issued 18,300 shares in a restricted stock grant to employees on May 22, 2006. The restricted shares will vest entirely over a one-year period.
     As of June 30, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.
     A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the period, is presented below:

		Weighted-
		Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2006	139,903	$10.62
Granted	26,300	$14.46
Vested	(106,031)	$10.26

Nonvested at June 30, 2006	60,172	$12.93

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Imagery	$28,523	$5,950	$53,844	11,997
Production and Other Services	6,620	2,551	11,556	5,163

Total net sales	$35,143	$8,501	$65,400	$17,160

Operating profit
Imagery	$6,851	$(3,543)	$9,179	(6,707)
Production and Other Services	2,843	(312)	4,136	63

Total operating profit	$9,694	$(3,855)	$13,315	$(6,644)

     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $13.9 million, which represents 40 percent of total revenues for the current quarter and approximately $26.7 million, or 41 percent of total year to date revenue. No other customer provides more than 10 percent of the Company’s 2006 revenues. During the second quarter of 2005, revenue from the U.S. Government was $4.7 million, or 55 percent of total revenues. Revenue from the U.S. Government for the six months ended June 30, 2005 was $9.7 million, or 56 percent of total revenues. The Company also recognized revenue of approximately $1.2 million and $0.9 million in the second quarter of 2005 associated with imagery sales to its two largest international customers, which represented 14 percent and 11 percent, respectively, of total revenues recognized during the period. The same international customers provided $2.5 million and $1.8 million, or 14 percent and 11 percent, of total revenues during the year ended June 30, 2005.
(12) Financial Information of Guarantor Subsidiary
     The Senior Secured Floating Rate Notes issued by ORBIMAGE Holdings are guaranteed by ORBIMAGE Inc. ORBIMAGE Holdings does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other nonguarantor subsidiaries. Since inception, all of the Company’s operations were conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of ORBIMAGE Holdings to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from ORBIMAGE Holdings by dividend or loan.
     The following condensed consolidating financial information for the Company presents the financial information of ORBIMAGE Holdings, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, ORBIMAGE Holdings consists of the parent company’s operations. Guarantor subsidiaries and non-guarantor subsidiaries of ORBIMAGE Holdings are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$10,059	$25,084	$—	$35,143

Direct expenses	—	9,304	10,882	—	20,186

Gross profit (loss)	—	755	14,202	—	14,957

Selling, general and administrative expenses	—	3,206	2,057	—	5,263

Income (loss) from operations	—	(2,451)	12,145	—	9,694

Interest expense (income), net	4,818	(1,572)	1,867	—	5,113
Unrealized gain on derivative instrument	(1,653)	—	—	—	(1,653)
Loss from early extinguishment of debt	—	—	—	—	—

Income (loss) before provision (benefit) for income taxes	(3,165)	(879)	10,278	—	6,234

Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(3,165)	$(879)	$10,278	$—	$6,234

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$8,501	$—	$—	$8,501

Direct expenses	—	9,258	—	—	9,258

Gross loss	—	(757)	—	—	(757)

Selling, general and administrative expenses	—	3,098	—	—	3,098

Loss from operations	—	(3,855)	—	—	(3,855)

Interest expense, net	202	1,389	—	—	1,591
Unrealized loss on derivative instrument	1,370	—	—	—	1,370

Loss before benefit for income taxes	(1,572)	(5,244)	—	—	(6,816)

Benefit for income taxes	—	—	—	—	—

Net loss	$(1,572)	$(5,244)	$—	$—	$(6,816)

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$18,187	$47,244	$(31)	$65,400

Direct expenses	—	19,008	21,638	(31)	40,615

Gross profit (loss)	—	(821)	25,606	—	24,785

Selling, general and administrative expenses	—	6,322	5,148	—	11,470

Income (loss) from operations	—	(7,143)	20,458	—	13,315

Interest expense (income), net	10,232	(2,960)	3,584	—	10,856
Unrealized gain on derivative instrument	(4,327)	—	—	—	(4,327)

Income (loss) before provision (benefit) for income taxes	(5,905)	(4,183)	16,874	—	6,786

Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(5,905)	$(4,183)	$16,874	$—	$6,786

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$17,160	$—	$—	$17,160

Direct expenses	—	18,158	—	—	18,158

Gross loss	—	(998)	—	—	(998)

Selling, general and administrative expenses	—	5,646	—	—	5,646

Loss from operations	—	(6,644)	—	—	(6,644)

Interest expense, net	202	3,483	—	—	3,685
Unrealized loss on derivative instrument	1,370	—	—	—	1,370
Loss from early extinguishment of debt	—	639	—	—	639

Loss before benefit for income taxes	(1,572)	(10,766)	—	—	(12,338)

Benefit for income taxes	—	—	—	—	—

Net loss	$(1,572)	$(10,766)	$—	$—	$(12,338)

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Balance Sheet
June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$53,833	$131,138	$23,223	$—	$208,194
Receivables, net	—	24,438	18,244	—	42,682
Amounts due from related parties	61,781	—	—	(61,781)	—
Other current assets	—	2,348	2,750	—	5,098

Total current assets	115,614	157,924	44,217	(61,781)	255,974

Property, plant and equipment, net	—	49,178	8,410	—	57,588
Satellites and related rights, net	—	287,848	7,079	—	294,927
Investment in subsidiaries	269,940	—	—	(269,940)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	223	19,357	—	19,580
Other assets	23,568	209	4,707	—	28,484

Total assets	$409,122	$523,872	$83,770	$(331,721)	$685,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$6,283	$9,757	$—	$16,040
Amounts payable to related parties	—	53,713	8,068	(61,781)	—
Amounts payable to subcontractors	—	46,738	—	—	46,738
Accrued interest payable	17,668	—	239	—	17,907
Current portion of long-term debt	—	—	20,000	—	20,000
Other current liabilities	—	2,217	9,057	—	11,274

Total current liabilities	17,668	108,951	47,121	(61,781)	111,959

Long-term debt	245,717	—	19,775	—	265,492
Deferred revenue, net of current portion	—	159,561	—	—	159,561
Other noncurrent liabilities	—	2,294	—	—	2,294

Total liabilities	263,385	270,806	66,896	(61,781)	539,306

Stockholders’ equity	145,737	253,066	16,874	(269,940)	145,737

Total liabilities and stockholders’ equity	$409,122	$523,872	$83,770	$(331,721)	$685,043

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Balance Sheet
December 31, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$52,837	$173,667	$—	$—	$226,504
Receivables, net	—	9,934	—	—	9,934
Amounts due from related parties	61,663	—	—	(61,663)	—
Other current assets	—	1,334	—	—	1,334

Total current assets	114,500	184,935	—	(61,663)	237,772

Property, plant and equipment, net	—	33,262	—	—	33,262
Satellites and related rights, net	—	241,829	—	—	241,829
Investment in subsidiaries	257,250	—	—	(257,250)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	267	—	—	267
Other assets	28,173	473	—	—	28,646

Total assets	$399,923	$489,256	$—	$(318,913)	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$323	$5,377	$—	$—	$5,700
Amounts payable to related parties	—	61,663	—	(61,663)	—
Amounts payable to subcontractors	—	29,984	—	—	29,984
Accrued interest payable	17,342	—	—	—	17,342
Other current liabilities	—	1,719	—	—	1,719

Total current liabilities	17,665	98,743	—	(61,663)	54,745

Long-term debt	245,361	—	—	—	245,361
Deferred revenue, net of current portion	—	129,625	—	—	129,625
Other noncurrent liabilities	—	3,638	—	—	3,638

Total liabilities	263,026	232,006	—	(61,663)	433,369

Stockholders’ equity	136,897	257,250	—	(257,250)	136,897

Total liabilities and stockholders’ equity	$399,923	$489,256	$—	$(318,913)	$570,266

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$960	$5,999	$16,846	$—	$23,805
Cash flows from investing activities:
Capital expenditures	—	(48,528)	(435)	—	(48,963)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(48,528)	(29,135)	—	(77,663)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(8,844)	—	(8,844)
Long-term debt repayment and issuance costs	—	—	(5,644)	—	(5,644)
Issuance of common stock	62	—	—	—	62
Equity issuance costs	(26)	—	—	—	(26)

Net cash provided by financing activities	36	—	35,512	—	35,548

Net increase (decrease) in cash and cash equivalents	996	(42,529)	23,223	—	(18,310)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$53,833	$131,138	$23,223	$—	$208,194

ORBIMAGE HOLDINGS INC.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$54,916	$—	$—	$54,916
Cash flows from investing activities:
Capital expenditures	—	(88,408)	—	—	(88,408)

Net cash used in investing activities	—	(88,408)	—	—	(88,408)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—	—	245,000
Restricted cash held in escrow	(126,836)	—	—	—	(126,836)
Repayment of long-term debt	—	(22,244)	—	—	(22,244)
Long-term debt repayment and issuance costs	(8,664)	(2,701)	—	—	(11,365)
Issuance of common stock	—	73,752	—	—	73,752
Capital contributions to subsidiaries	(109,500)	—	—	109,500	—
Capital contributions from parent	—	109,500	—	(109,500)	—

Net cash provided by financing activities	—	158,307	—	—	158,307

Net increase in cash and cash equivalents	—	124,815	—	—	124,815
Cash and cash equivalents, beginning of period	—	60,565	—	—	60,565

Cash and cash equivalents, end of period	$—	$185,380	$—	$—	$185,380

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
     Space Imaging was the world’s leading supplier of high resolution satellite imagery products and services, with resellers and over a dozen international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999.
     On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The purchase price was funded with a combination of the issuance of $50 million of indebtedness (the “SI Credit Agreement”) and cash of Space Imaging LLC acquired in the acquisition. The Company’s condensed consolidated financial statements reflect the operations of OI SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.
     In connection with the SI Credit Agreement, ORBIMAGE Holdings established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among

ORBIMAGE Holdings and the Lenders under the SI Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the SI Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior SI Credit Obligations (as defined in the SI Credit Agreement) have been paid in full.
     Following an event of default under the SI Credit Agreement, a majority of the Lenders under the SI Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior SI Credit Obligations, as defined in the SI Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the SI Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior SI Credit Obligations under the SI Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of ORBIMAGE Holdings at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, ORBIMAGE Holdings will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which ORBIMAGE Holdings is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.
     As additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of ORBIMAGE Holdings for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior SI Credit Obligations under the SI Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.
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
     Revenues. Total revenues for the Company was $35.1 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively and $65.4 million and $17.2 million for the six months ended June 30, 2006, respectively. Revenues generated by the operations acquired from Space Imaging, which are now reported by the Company’s OI SI Opco subsidiary and included in the Company’s total revenues, were approximately $25.1 million and $47.2 million for the three months and six months ended June 30, 2006, respectively. Excluding the acquired operations, revenues increased by $1.5 million for the quarter and $1.0 million for the year to date period due to the performance of additional production work under the Company’s ClearView contract with NGA.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the IKONOS satellite, the OrbView-3 satellite, the OrbView-2 license and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $20.2 million and $9.3 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, direct expenses were $40.6 million and $18.2 million, respectively. Approximately $10.9 million of the variance for the quarter and $21.6 million of the variance for the year to date period resulted from direct expenses incurred by OI SI Opco. Most of the remaining $0.7 million variance for the six month period resulted principally from increased purchases of materials to manufacture buoys sold through the Company’s SeaStar line of information services and products for the commercial fishing industry. The remaining increase is attributable to slight increases in employment–related expenses.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $5.3 million and $3.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, SG&A expenses were $11.5 million and $5.6 million, respectively. Nearly all of the $2.2 million increase for the three month period and $5.1 million of the $5.9 million year-to-date increase is attributable to the operations of OI SI Opco. The remaining year to date increase is principally attributable to expenses incurred to combine the operations of ORBIMAGE Inc. and OI SI Opco.
     Interest Expense, net. The Company recorded net interest expense of approximately $5.1 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net interest expense was $10.9 million and $3.7 million, respectively. The majority of interest expense for the three months and six months ended June 30, 2006 was on the Company’s Senior Floating Rate Notes for $5.4 million and $11.2 million, respectively (which includes $0.9 million and $1.8 million of amortized prepaid financing costs and amortization of debt discount for the quarter and year to date periods, respectively). This amount excludes capitalized interest expense of $4.4 million and $8.3 million for the three months and six months ended June 30, 2006 associated with the construction of the GeoEye-1 satellite and related ground systems. As more fully described in the Liquidity and Capital Resources section below, on January 10, 2006, in order to finance the Space Imaging acquisition, the Company entered into the SI Credit Agreement pursuant to which OI SI Opco borrowed $50 million of senior secured term loans on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans are required to be paid in full. Interest expense related to these loans was $1.9 million for the quarter and $3.6 million for the year, inclusive of amortization of prepaid financing costs. The Company recorded interest income of $2.2 million and $4.1 million for the three months and six month periods ended June 30, 2006, respectively.
     The 2005 amount principally represents interest expense incurred on the Senior Notes and Senior Subordinated Notes. Beginning on January 1, 2005, the Senior Notes and Senior Subordinated Notes incurred interest at an annual rate of 11.625 percent, payable in cash on a semiannual basis. Interest expense was $2.5 million and $4.7 million for the Senior Notes and the Senior Subordinated Notes for the three months and six months ended June 30, 2006, respectively. ORBIMAGE recorded interest income of $0.6 million and $1.0 million for the three months and six months ended June 30, 2005, respectively. The Senior Notes were repaid during the first quarter of 2005 and the Senior Subordinated Notes were repaid during the second quarter of 2005.
     Unrealized Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized gain on this derivative instrument of $1.6 million and $4.3 million for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2005, the company recorded an unrealized loss of $1.4 million.
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
     Provision (Benefit) for Income Taxes. The Company recorded no income tax benefit for the three months and six months ended June 30, 2006 and 2005, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.
     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $311.2 million at June 30, 2006. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $104.2 million at June 30, 2006. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after GeoEye-1 has been placed into service.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $23.8 million and $54.9 million for the six month periods ended June 30, 2006 and 2005, respectively. This decrease can be attributed mainly to reduced cash inflows from NGA for the NextView program during the first two quarters of 2006 due to the timing of scheduled milestone payments. During the first six months of 2006, the Company received $29.9 million of milestone payments from NGA as compared to $45.4 million during the first six months of 2005. The Company’s NextView program continues to be on time and on budget.
     Net cash used in investing activities was $77.7 million and $88.4 million for the six month period ended June 30, 2006 and 2005, respectively. Capital expenditures were $39.4 million less in the current period compared to the similar period in the prior year due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets. On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance is expected to be released approximately nine months after completion of the transaction. The acquisition was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.
     Net cash provided by financing activities was $35.5 million and $158.3 million for the six months ended June 30, 2006 and 2005, respectively. As discussed above, on January 10, 2006, ORBIMAGE Holdings, OI SI Opco and OI SI Holdco entered into a Credit Agreement whereby OI SI Opco borrowed $50 million of senior secured term loans on the closing date. These term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent. The Company incurred costs of $5.6 million associated with the Credit Agreement which will be amortized over the expected payout period. During the second quarter of 2006, OI SI Opco repaid approximately $8.8 million of this debt.

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
     On June 30, 2006, the Company had $208.2 million of cash and cash equivalents from its combined operations. As stated previously, the Company’s performance under the NextView contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company is using funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business. Management believes the Company will generate sufficient funds to complete the program.
     Under the terms of the SI Credit Agreement, OI SI Opco is required to prepay the loans incurred with 100 percent excess cash flow of OI SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. OI SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the SI Credit Agreement.
     The loans and other obligations under the SI Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of OI SI Opco) of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent.
     The SI Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to, among other things (i) guarantee or incur indebtedness and grant liens on our assets; (ii) engage in mergers, acquisitions or other business combinations; (iii) sell assets; (iv) declare dividends or redeem or repurchase capital stock; (v) make loans or investments; (vi) restrict the ability to pay dividends or make other shareholder distributions; (vii) enter into transactions with affiliates; (viii) amend or otherwise alter terms of certain material agreements and certain debt; (ix) make capital expenditures; (x) engage in sale leaseback transactions; (xi) change fiscal reporting periods; and (xii) agree with other creditors not to grant liens on properties. The SI Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
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
     During the quarter ended June 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company on January 1, 2007. The Company is currently analyzing this interpretation and therefore the ultimate impact of adopting FIN 48 is not yet known. Prior periods will not be restated as a result of this required accounting change.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $3.0 million. The Company is using an interest rate swap to mitigate its interest rate exposure with respect to the $250 million of Floating Rate Notes, and a negotiated cap on the variable interest rate applicable to the $50 million of debt incurred for the purchase of Space Imaging.
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
     None.
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

ORBIMAGE Holdings Inc. (Registrant)
Date: August 9, 2006	by:	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

by:	/s/ HENRY E. DUBOIS
Henry E. Dubois
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ TONY A. ANZILOTTI
Tony A. Anzilotti
Vice President Finance and Corporate Controller (Principal Accounting Officer)