Form 10-Q
period 2006-09-30
GeoEye, Inc.
filed 2006-11-09
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission File Number: 022-28714
GEOEYE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2759725
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21700 Atlantic Boulevard
Dulles, VA	20166
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 480-7500
ORBIMAGE HOLDINGS INC.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
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
The number of shares outstanding of Common Stock, par value $0.01, as of November 6, 2006 was 17,476,773 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$43,531	$11,197	$108,931	$28,357

Direct expenses	20,218	9,685	60,833	27,843

Gross profit	23,313	1,512	48,098	514

Selling, general and administrative expenses	6,569	3,146	18,039	8,792

Income (loss) from operations	16,744	(1,634)	30,059	(8,278)

Interest expense, net	4,105	5,795	14,961	9,480
Unrealized loss (gain) on derivative instrument	2,272	(2,708)	(2,055)	(1,338)
Loss from early extinguishment of debt	—	2,119	—	2,758

Income (loss) before provision (benefit) for income taxes	10,367	(6,840)	17,153	(19,178)

Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	$10,367	$(6,840)	$17,153	$(19,178)

Earnings (loss) per common share – basic	$0.60	$(0.40)	$0.98	$(1.21)
Earnings (loss) per common share – diluted	$0.48	$(0.40)	$0.80	$(1.21)

Weighted average shares outstanding – basic	17,422,601	17,291,587	17,415,815	15,849,818
Weighted average shares outstanding – diluted	21,592,656	17,291,587	21,542,582	15,849,818
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$198,238	$226,504
Receivables net of allowances of $624 and $143, respectively	26,646	9,934
Other current assets	4,867	1,334

Total current assets	229,751	237,772

Property, plant and equipment, at cost, less accumulated depreciation of $11,352 and $7,265, respectively	61,033	33,262
Satellites and related rights, at cost, less accumulated depreciation and amortization of $54,591 and $37,514, respectively	316,423	241,829
Goodwill	28,490	28,490
Intangible assets	18,643	267
Other assets	25,029	28,646

Total assets	$679,369	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,034	$5,700
Amounts payable to subcontractors	31,947	29,984
Accrued interest payable	8,865	17,342
Current portion of long-term debt	30,966	—
Other current liabilities	7,102	1,719

Total current liabilities	96,914	54,745

Long-term debt	245,896	245,361
Deferred revenue, net of current portion	177,715	129,625
Other noncurrent liabilities	2,329	3,638

Total liabilities	522,854	433,369

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,476,773 shares and 17,442,518 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	175	175
Additional paid-in-capital	188,650	186,137
Unearned compensation	(469)	(421)
Accumulated deficit	(31,841)	(48,994)

Total stockholders’ equity	156,515	136,897

Total liabilities and stockholders’ equity	$679,369	$570,266

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$17,153	$(19,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	24,024	17,772
Amortization of debt discount and issuance costs	4,424	893
Unrealized gain on derivative instrument	(2,055)	(1,338)
Loss on early extinguishment of debt	—	2,758
Stock compensation expense	790	1,080
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(4,368)	3,992
(Increase) decrease in other assets	(24)	992
(Decrease) increase in accounts payable and accrued expenses	(25,300)	9,512
Increase in deferred revenue	50,071	75,627

Net cash provided by operating activities	64,715	92,110
Cash flows from investing activities:
Capital expenditures	(90,877)	(112,693)
Payment for business acquisition, net of cash acquired	(28,700)	(6,688)

Net cash used in investing activities	(119,577)	(119,381)
Cash flows from financing activities:
Issuance of long-term debt	50,000	245,000
Repayment of long-term debt	(17,796)	(85,016)
Long-term debt repayment and issuance costs	(5,644)	(13,706)
Issuance of common stock	62	73,746
Equity issuance costs	(26)	—

Net cash provided by financing activities	26,596	220,024

Net (decrease) increase in cash and cash equivalents	(28,266)	192,753
Cash and cash equivalents, beginning of period	226,504	60,565

Cash and cash equivalents, end of period	$198,238	$253,318

Supplemental cash flow information:
Interest paid	$38,456	$4,295

Non-cash items:
Capital expenditures	$(31,947)	$(67,625)
Amounts payable to subcontractors	31,947	62,984
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2005, which are included in our Form 10-K filed with the SEC. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.
     Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Corporate Organization Structure
     On September 28, 2006, the stockholders of ORBIMAGE Holdings Inc., a Delaware corporation (“ORBIMAGE Holdings”) approved an amendment to the Certificate of Incorporation changing the corporate name from ORBIMAGE Holdings Inc. to GeoEye, Inc. (“GeoEye” or the “Company”).
     The Company was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger (the “Merger”) as described below.
     Prior to the Merger, the Company was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both the Company and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of the Company, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of the Company owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
     In connection with the Merger, the Company assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, the Company assumed ORBIMAGE Inc.’s obligations under various warrant agreements and registration rights agreements. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by the Company in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to the Company and continue to be the assets of ORBIMAGE Inc.
     In 2005, the Company formed ORBIMAGE SI Holdco Inc. (“OI SI Holdco”), a Delaware corporation and a wholly-owned direct subsidiary of the Company, and ORBIMAGE SI Opco Inc. (“OI SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, to effect the acquisition of the operating assets of Space Imaging LLC, as discussed in Note 4 below.

(3) Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of wholly-owned subsidiaries which the Company controls. All intercompany transactions and balances have been eliminated in consolidation.
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
(4) Space Imaging Acquisition
     On September 15, 2005, the Company and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments, which collectively totaled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with OI SI Opco whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to OI SI Opco.
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
     On January 10, 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance was released approximately nine months after completion of the transaction. The acquisition was funded with the issuance of $50 million of indebtedness under the Credit Agreement (as described below) and cash of Space Imaging LLC acquired in the acquisition. The Company’s condensed consolidated financial statements reflect the operations of OI SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$43,531	$45,665	$112,222	$120,548
Net earnings (loss) before taxes	10,367	6,171	18,364	(6,167)
Net earnings (loss)	10,367	6,171	18,364	(6,167)
Net earnings (loss) per share:
Basic	$0.60	$0.41	$1.05	$(0.39)
Diluted	0.48	$0.29	0.85	$(0.39)
(5) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under this NextView Second Vendor program. Under this program, the Company is the prime contractor constructing a new satellite to be referred to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the

GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of September 30, 2006, NGA had paid the Company $177.7 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $288.6 million as of September 30, 2006. Approximately $31.9 million of this amount is payable to subcontractors at September 30, 2006.
     The Company anticipates the GeoEye-1 satellite will launch in the spring of 2007. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite through September 30, 2008. NGA will have the first right to order images from the satellite, which the Company anticipates will utilize approximately half of the satellite’s image taking capacity with the remainder available for commercial and state and foreign government sales by the Company.
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
(6) Other Comprehensive Income (Loss)
     For the three month and nine month periods ended September 30, 2006 and 2005, there were no material differences between net income (loss) as reported and net comprehensive income (loss).
(7) Earnings (Loss) Per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months and nine months ended September 30, 2006 and 2005 (in thousands, except share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) available to common stockholders	$10,367	$(6,840)		$17,153	$(19,178)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,422,601	17,291,587		17,415,815	15,849,818
Average number of common shares outstanding for diluted computations	21,592,656	17,291,587	(a)	21,542,582	15,849,818	(a)

Earnings (loss) per common share – basic	$0.60	$(0.40)		$0.98	$(1.21)

Earnings (loss) per common share – diluted	$0.48	$(0.40	) (a)	$0.80	$(1.21	) (a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the three months and nine months ended September 30, 2005 and accordingly are excluded from this calculation.

(8) Long-Term Debt
     On January 10, 2006, the Company, OI SI Opco and OI SI Holdco entered into a Credit Agreement (the “SI Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and The Bank of New York, as Collateral Agent whereby OI SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent.
     OI SI Opco is required to prepay the loans, subject to certain exceptions, with 100 percent excess cash flow of OI SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. OI SI Opco will also be required to prepay the loans with, subject to certain exceptions and thresholds, 100 percent of the net proceeds of certain asset sales or dispositions, certain indebtedness, certain equity sales or issuances, insurance recoveries and condemnation events. Voluntary prepayments of the loans are permitted in whole or in part, in minimum amounts and subject to certain other limitations and penalties as set forth in the SI Credit Agreement. As of September 30, 2006, OI SI Opco has repaid approximately $17.7 million of these loans. The Company incurred costs associated with the SI Credit Agreement of $5.6 million which are being amortized over the expected payout period.
     The loans and other obligations under the SI Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent. The SI Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to engage in certain transactions. The SI Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.
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
     On June 29, 2005, the Company issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. The Notes were issued at a discount of two percent of total principal; consequently, the Company received $245 million of cash proceeds at closing. The Company recorded a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes in the third quarter of 2005.
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. The Company entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this derivative instrument is approximately $4.4 million and has been recorded in other assets in the consolidated balance sheet at September 30, 2006. The Company recorded an unrealized loss on this derivative instrument of $2.3 million and an unrealized gain of $2.1 million for the three months and nine months ended September 30, 2006, respectively.
     Under the instruments governing the Notes, the Company is prohibited from paying dividends until the principal amount of the Notes has been repaid. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by dividend or loan.

     Expenses associated with the issuance of the Notes were capitalized and are amortized over the term of the Notes using the effective interest rate method. As of September 30, 2006, total unamortized prepaid financing costs related to the Notes were $16.2 million.
     In connection with the issuance of the Notes, on June 29, 2005, the Company entered into a Registration Rights Agreement under which the Company was to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. The Company filed a registration statement with the Securities Exchange Commission which became effective on August 1, 2006. The failure to comply with the obligations in the requisite time period under this agreement resulted in the Company paying additional interest on the Notes effective December 27, 2005 at a rate of 0.25 percent per annum for the first 90-day period and increasing by 0.25 percent per annum for each subsequent 90-day period. The Company recorded additional interest expense of $0.6 million during the nine months ended September 30, 2006. The Registration Rights are “clearly and closely” related to the Notes per SFAS No. 133; consequently the Registration Rights are not considered embedded derivatives and are not accounted for as such.
     The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $19.1 million at September 30, 2006.
(9) Capital Stock
     In connection with the SI Credit Agreement, the Company established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on January 10, 2006 (the “Certificate of Designation”), entered into a Preferred Stock Purchase Agreement, dated as of January 10, 2006 among the Company and the Lenders under the SI Credit Agreement (the “Preferred Stock Purchase Agreement”) and issued 1,000 shares of Series A Preferred Stock to the Lenders under the Credit Agreement pursuant to the Preferred Stock Purchase Agreement for aggregate consideration equal to the aggregate Liquidation Preference of $10.00. Each share of Series A Preferred Stock will initially have a Liquidation Preference of $0.01 per share and will mature and be redeemable only when all Senior Credit Obligations (as defined in the SI Credit Agreement) have been paid in full. This issuance was recorded in other noncurrent liabilities in the accompanying condensed consolidated balance sheet at September 30, 2006.
     Following an event of default under the SI Credit Agreement, a majority of the Lenders under the Credit Agreement will have the right to elect for the aggregate Liquidation Preference of the Series A Preferred Stock to increase to an amount equal to the Senior Credit Obligations, as defined in the SI Credit Agreement. Following the date of such an election (the “Trigger Date”), dividends will accrue on the Liquidation Preference of the Series A Preferred Stock at a rate per annum equal to 15 percent of the Liquidation Preference, payable quarterly, which ORBIMAGE Holdings may elect to capitalize and add to the Liquidation Preference of the Series A Preferred Stock. All payments or recoveries received by the Lenders under the SI Credit Agreement will reduce dollar for dollar the Liquidation Preference of the Series A Preferred Stock, and, subject to certain limitations, payments and redemptions of Series A Preferred Stock will result in a corresponding decrease in the amount of Senior Credit Obligations under the SI Credit Agreement. After the Trigger Date, the Liquidation Preference of the Series A Preferred Stock will be redeemable at the option of the Company at a premium to the Liquidation Preference, if redeemed between January 10, 2008 and January 9, 2010, or at 100 percent of the Liquidation Preference thereafter. In addition, after the Trigger Date, the Company will be required to redeem Preferred Stock with up to 75 percent of its Free Cash Flow semi-annually, to the extent that such a redemption would be permitted by the terms of its Senior Secured Floating Rate Notes due 2012 and to the extent that such Free Cash Flow was not used to redeem Notes as required under the Indenture. Free Cash Flow is defined to have the same meaning as under the Indenture. After the Trigger Date, the Series A Preferred Stock will mature on the later of August 1, 2010, or the earliest date on which the Company is permitted to redeem the Series A Preferred Stock under the Indenture governing its Senior Secured Floating Rate Notes due 2012.

     As additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior Credit Obligations under the SI Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between the Company and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.
     On September 28, 2006, the stockholders of the Company approved a amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 25,000,000 to 50,000,000.
(10) Stock Incentive Plans
     On December 31, 2003, the Company adopted the Employee Stock Incentive Plan (the “Stock Plan”), under which stock options, restricted stock and other stock-based awards may be granted to employees, officers, directors, consultants or advisors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Compensation cost for stock options is generally recognized ratably over the five-year vesting period for active employees. Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period. Compensation costs related to stock options and restricted stock for the three months and nine months ended September 30, 2006 were $0.5 million and $0.8 million, respectively, and are included in the accompanying condensed consolidated statement of operations in selling, general and administrative expenses.
     Prior to January 1, 2006, the Company measured compensation costs for stock options using the intrinsic value method of accounting as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but disclosed the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair-value based method as of the date of grant for stock options awarded consistent with the provisions of FAS 123.
     The Company’s reported and pro forma earnings per share information for the three months and nine months ended September 30, 2005 are as follows (dollars in thousands except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005		2005
Numerator for pro forma basic and diluted loss per common share:
Loss available to common stockholders as reported	$(6,840)		$(19,178)
Fair value-based compensation cost, net of taxes	(99)		(297)

Pro forma	(6,939)		(19,475)

Denominator for basic and diluted loss per common share:
Average number of common shares outstanding for basic computations	17,291,587		15,849,818
Average number of common shares outstanding for diluted computations	17,291,587	(a)	15,849,818	(a)

Reported loss per common share – basic and diluted	$(0.40	) (a)	$(1.21	) (a)

Pro forma loss per common share – basic and diluted	$(0.40	) (a)	$(1.23	) (a)

(a)	All potentially dilutive securities, such as warrants and stock options, are antidilutive for the three months and nine months ended September 30, 2005 and accordingly are excluded from this calculation.

     On September 28, 2006, the stockholders of the Company approved the establishment of the 2006 Omnibus Stock and Performance Incentive Plan of ORBIMAGE Holdings Inc. (the “2006 Plan”), which is intended to replace the Stock Plan and the Non-employee Director Incentive Plan. The 2006 Plan provides for various types of equity-based awards to be granted to employees, consultants and non-employee directors. The 2006 Plan currently provides for a maximum of 1,700,000 shares of Common Stock of the Company as to which awards may be granted.
Stock Options
     During 2004, the Company granted stock options that generally will vest in annual increments of 20 percent commencing December 31, 2004. In the first quarter of 2006, the Company granted additional stock options that will vest in annual increments of 25% commencing December 31, 2006. During the third quarter of 2006, the Company granted options that vest contingent upon certain events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms.
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

Volatility	62.5%
Dividend yield	0.0%
Risk-free interest rate	3.7% - 4.7%
Expected average life	5.50 – 6.33 years
Exercise price per option	$6.50 - $18.25
     The following table summarizes stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	295,338	$7.36
Granted	143,500	11.89
Exercised	(4,110)	6.50
Forfeited	(21,837)	6.50

Outstanding at September 30, 2006	412,891	9.01	8.9	$2,842

Exercisable at September 30, 2006	101,738	$6.50	8.0	$955

     For the three months ended September 30, 2006 and 2005, 0 and 2,650 options were exercised, respectively. For the nine month period ended September 30, 2006 and 2005, 4,110 and 9,199 options were exercised, respectively. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
Restricted Stock
     As of December 31, 2003, the Company authorized 826,364 shares and made them available for grant under the Stock Plan. On December 31, 2003, ORBIMAGE issued 275,454 shares of restricted stock. These shares vested in three tranches as follows: 45,909 shares on June 30, 2004, 137,727 shares on January 3, 2005 and 91,818 shares on January 3, 2006. The fair market value of the restricted stock was valued at the reorganization equity value of ORBIMAGE on the Effective Date divided by the number of common shares issued to the creditors upon reorganization. ORBIMAGE issued 156,424 shares in a restricted stock grant to employees on July 1, 2004. The restricted shares will vest entirely between December 31, 2004 and December 31, 2008. The Company also issued restricted stock to its executive officers during 2004 and 2005 as a component of the employee’s incentive compensation. These shares vested over a one-year period. Also, the Company issued 19,800 shares in a restricted stock grant to employees on May 22, 2006. The restricted shares will vest entirely over a one-year period.
     As of September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.
     A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine-month period, is presented below:

		Weighted-
		Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2006	139,903	$10.62
Granted	26,300	$14.46
Vested	(112,031)	$10.25

Nonvested at September 30, 2006	54,172	$13.26

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales
Imagery	$32,349	$6,113	$86,194	$18,109
Production and Other Services	11,182	5,084	22,737	10,248

Total net sales	$43,531	$11,197	$108,931	$28,357

Operating profit (loss)
Imagery	$10,062	$(5,630)	$19,241	$(12,326)
Production and Other Services	6,682	3,996	10,818	4,048

Total operating profit (loss)	$16,744	$(1,634)	$30,059	$(8,278)

     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $18.2 million, which represents 42 percent of total revenues for the current quarter, and approximately $49.2 million, or 45 percent of total year to date revenue. No other customer provides more than 10 percent of the Company’s 2006 revenues. During the third quarter of 2005, revenue from the U.S. Government was $7.1 million, or 63 percent of total revenues. Revenue from the U.S. Government for the nine months ended September 30, 2005 was $16.8 million, or 59 percent of total revenues. The Company also recognized revenue of approximately $1.3 million and $1.0 million in the third quarter of 2005 associated with imagery sales to its two largest international customers, which represented 11 percent and 9 percent, respectively, of total revenues recognized during the period. The same international customers provided $3.7 million and $2.9 million, or 13 percent and 10 percent, of total revenues during the year ended September 30, 2005.

(12) Financial Information of Guarantor Subsidiary
     The Senior Secured Floating Rate Notes issued by The Company are guaranteed by ORBIMAGE Inc. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations were conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of The Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from The Company by dividend or loan.
     The following condensed consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiaries and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.
GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$11,502	$32,231	$(202)	$43,531

Direct expenses	—	9,176	11,244	(202)	20,218

Gross profit	—	2,326	20,987	—	23,313

Selling, general and administrative expenses	—	3,302	3,267	—	6,569

Income (loss) from operations	—	(976)	17,720	—	16,744

Interest expense (income), net	4,041	(1,560)	1,624	—	4,105
Unrealized loss on derivative instrument	2,272	—	—	—	2,272

Income (loss) before provision (benefit) for income taxes	(6,313)	584	16,096		10,367

Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(6,313)	$584	$16,096	$—	$10,367

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$11,197	—	—	$11,197

Direct expenses	—	9,685	—	—	9,685

Gross profit	—	1,512	—	—	1,512

Selling, general and administrative expenses	—	3,146	—	—	3,146

Loss from operations	—	(1,634)	—	—	(1,634)

Interest expense (income), net	6,801	(1,006)	—	—	5,795
Unrealized gain on derivative instrument	(2,708)	—	—	—	(2,708)
Loss from early extinguishment of debt	—	2,119	—	—	2,119

Loss before benefit for income taxes	(4,093)	(2,747)	—	—	(6,840)

Benefit for income taxes	—	—	—	—	—

Net loss	$(4,093)	$(2,747)	$—	$—	$(6,840)

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$29,689	$79,476	$(234)	$108,931

Direct expenses	—	28,185	32,882	(234)	60,833

Gross profit	—	1,504	46,594	—	48,098

Selling, general and administrative expenses	—	9,624	8,415	—	18,039

Income (loss) from operations	—	(8,120)	38,179	—	30,059

Interest expense (income), net	14,273	(4,521)	5,209	—	14,961
Unrealized gain on derivative instrument	(2,055)	—	—	—	(2,055)

Income (loss) before provision (benefit) for income taxes	(12,218)	(3,599)	32,970	—	17,153

Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(12,218)	$(3,599)	$32,970	$—	$17,153

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$28,357	$—	$—	$28,357

Direct expenses	—	27,843	—	—	27,843

Gross profit	—	514	—	—	514

Selling, general and administrative expenses	—	8,792	—	—	8,792

Loss from operations	—	(8,278)			(8,278)

Interest expense (income), net	7,002	2,478	—	—	9,480
Unrealized gain on derivative instrument	(1,338)	—	—	—	(1,338)
Loss from early extinguishment of debt	—	2,758	—	—	2,758

Loss before benefit for income taxes	(5,664)	(13,514)	—	—	(19,178)

Benefit for income taxes	—	—	—	—	—

Net loss	$(5,664)	$(13,514)	$—	$—	$(19,178)

GEOEYE, INC.
Condensed Consolidating Balance Sheet
September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$54,437	$111,996	$31,805	$—	$198,238
Receivables, net	—	9,492	17,154	—	26,646
Amounts due from related parties	49,448	—	—	(49,448)	—
Other current assets	—	1,796	3,071	—	4,867

Total current assets	103,885	123,284	52,030	(49,448)	229,751

Property, plant and equipment, net	—	52,597	8,436	—	61,033
Satellites and related rights, net	—	310,230	6,193	—	316,423
Investment in subsidiaries	286,620	—	—	(286,620)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	200	18,443	—	18,643
Other assets	20,604	209	4,216	—	25,029

Total assets	$411,109	$515,010	$89,318	$(336,068)	$679,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$7,915	$10,119	$—	$18,034
Amounts payable to related parties	—	39,736	9,712	(49,448)	—
Amounts payable to subcontractors	—	31,947	—	—	31,947
Accrued interest payable	8,698	—	167	—	8,865
Current portion of long-term debt	—	—	30,966	—	30,966
Other current liabilities	—	1,718	5,384	—	7,102

Total current liabilities	8,698	81,316	56,348	(49,448)	96,914

Long-term debt	245,896	—	—	—	245,896
Deferred revenue, net of current portion	—	177,715	—	—	177,715
Other noncurrent liabilities	—	2,329	—	—	2,329

Total liabilities	254,594	261,360	56,348	(49,448)	522,854

Stockholders’ equity	156,515	253,650	32,970	(286,620)	156,515

Total liabilities and stockholders’ equity	$411,109	$515,010	$89,318	$(336,068)	$679,369

GEOEYE, INC.
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

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	1,564	28,383	34,768	$—	$64,715
Cash flows from investing activities:
Capital expenditures		(90,054)	(823)		(90,877)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(90,054)	(29,523)	—	(119,577)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(17,796)	—	(17,796)
Long-term debt repayment and issuance costs	—	—	(5,644)	—	(5,644)
Issuance of common stock	62	—	—	—	62
Equity issuance costs	(26)	—	—	—	(26)

Net cash provided by financing activities	36	—	26,560	—	26,596

Net increase (decrease) in cash and cash equivalents	1,600	(61,671)	31,805	—	(28,266)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$54,437	$111,996	$31,805	$—	$198,238

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$92,110	$—	$—	$92,110
Cash flows from investing activities:
Capital expenditures	—	(112,693)	—	—	(112,693)
Payment for business acquisition, net of cash acquired	—	(6,688)	—	—	(6,688)

Net cash used in investing activities	—	(119,381)	—	—	(119,381)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—	—	245,000
Repayment of long-term debt	—	(85,016)	—	—	(85,016)
Long-term debt repayment and issuance costs	(8,664)	(5,042)	—	—	(13,706)
Issuance of common stock	—	73,746	—	—	73,746
Net capital contributions to subsidiaries	(183,734)	—	—	183,734	—
Net capital contributions from parent	—	183,734	—	(183,734)	—

Net cash provided by financing activities	52,602	167,422	—	—	220,024
Net increase (decrease) in cash and cash equivalents	52,602	140,151	—	—	192,753
Cash and cash equivalents, beginning of period	—	60,565	—	—	60,565

Cash and cash equivalents, end of period	$52,602	$200,716	$—	$—	$253,318

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     GeoEye, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), operates three satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS, OrbView-3 and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and advanced image processing and geospatial information technology development and production centers in St. Louis, Missouri and Thornton, Colorado. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated GeoEye-1.
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
     On September 28, 2006, the stockholders of the Company approved an amendment to the Certificate of Incorporation changing the corporate name from ORBIMAGE Holdings Inc. (“ORBIMAGE Holdings”) to GeoEye, Inc.
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
     The Company anticipates the GeoEye-1 satellite will be launched in the spring of 2007. Once the GeoEye-1 satellite is placed into service, the NextView award provides for NGA to purchase imagery from the satellite for six quarters (which the Company estimates will be through September 30, 2008). The Company anticipates NGA’s imagery orders will utilize approximately half of the satellite’s image taking capacity over the life of the satellite, with the remainder available for commercial and state and foreign government sales by the Company.
     Space Imaging Acquisition. On September 15, 2005, the Company and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments, which collectively totaled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“OI SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of ORBIMAGE Holdings Inc., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to OI SI Opco.
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
     Revenues. Total revenues for the Company were $43.5 million and $11.2 million for the three months ended September 30, 2006 and 2005, respectively, and $108.9 million and $28.4 million for the nine months ended September 30, 2006, respectively. Revenue generated by the operations acquired from Space Imaging, which are now reported by the Company’s OI SI Opco subsidiary and included in the Company’s total revenues, were approximately $32.2 million and $79.5 million for the three months and nine months ended September 30, 2006, respectively. Excluding the acquired operations, revenues increased by $0.3 million for the quarter and $1.3 million for the year to date period due to the performance of additional production work under the Company’s ClearView contract with NGA.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the Company’s satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $20.2 million and $9.7 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, direct expenses were $60.8 million and $27.8 million, respectively. Approximately $11.2 million of the direct expenses in the third quarter of 2006 and $32.9 million of the direct expenses for the 2006 year to date period were incurred by OI SI Opco.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $6.6 million and $3.1 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, SG&A expenses were $18.0 million and $8.8 million, respectively. SG&A expenses attributable to the operations of OI SI Opco in 2006 were $3.3 million for the third quarter and $8.4 million for the year-to-date period. The remaining year to date increase is principally attributable to expenses incurred to combine the operations of ORBIMAGE Inc. and OI SI Opco.
     Interest Expense, net. The Company recorded net interest expense of approximately $4.1 million and $5.8 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net interest expense was $15.0 million and $9.5 million, respectively. The majority of interest expense incurred for the three months and nine months ended September 30, 2006 pertained to interest expense associated with the Company’s Senior Secured Floating Rate Notes due 2012 (the “Notes”). Total interest expense incurred on the Notes was $4.6 million and $15.9 million, respectively (which includes $0.9 million and $2.6 million of amortized prepaid financing costs and amortization of debt discount for the quarter and year to date periods, respectively). These amounts exclude capitalized interest expense of $4.9 million and $13.2 million for the three months and nine months ended September 30, 2006 associated with the construction of the GeoEye-1 satellite and related ground systems. As more fully described in the Liquidity and Capital Resources section below, on January 10, 2006, in order to finance the Space Imaging acquisition, the Company entered into a Credit Agreement pursuant to which OI SI Opco borrowed $50 million of senior secured term loans on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans are required to be paid in full. Interest expense related to these loans was $1.7 million for the quarter and $5.3 million for the year, inclusive of amortization of prepaid financing costs. The Company recorded interest income of $2.2 million and $6.3 million for the three months and nine month periods ended September 30, 2006, respectively.
     The 2005 amount principally represents interest expense incurred on the Senior Floating Rate Notes. Interest expense related to these notes was $6.9 million and $7.1 million for the three and nine months ended September 30, 2005. Also included in the prior year was interest expense incurred on ORBIMAGE Inc.’s Senior Notes and Senior Subordinated Notes. Interest expense was $4.3 million for the Senior Notes and the Senior Subordinated Notes for the nine months ended September 30, 2006. The Senior Notes were repaid during the first quarter of 2005 and the Senior Subordinated Notes were repaid during the third quarter of 2005. ORBIMAGE recorded interest income of $1.3 million and $2.3 million for the three months and nine months ended September 30, 2005, respectively.

     Unrealized (Loss) Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized loss on this derivative instrument of $2.3 million for the three months ended September 30, 2006. For the nine month period ended September 30, 2006, the Company recorded an unrealized gain of $2.1million. For the three months and nine months ended September 30, 2005, the company recorded an unrealized gain of $2.7 million and $1.3 million, respectively.
     Loss from Early Extinguishment of Debt. On March 31, 2005, ORBIMAGE Inc. repaid its Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included $0.6 million representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. The Company recorded a loss of $0.6 million associated with the early extinguishment of the Senior Notes in the first quarter of 2005. During the third quarter of 2005, the Company recorded a loss of $2.1 million associated with the early extinguishment of its Senior Subordinated Notes. Of this amount, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.
     Provision (Benefit) for Income Taxes. The Company recorded no income tax benefit for the three months and nine months ended September 30, 2006 and 2005, respectively. The Company continues to record a full valuation allowance against its net deferred tax asset.
     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $285.5 million at September 30, 2006. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). The contracts are generally for terms of up to four years, and the customers have options to renew. Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $88.4 million at September 30, 2006. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the imagery delivery term of the program after GeoEye-1 has been placed into service.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $64.7 million and $92.1 million for the nine month periods ended September 30, 2006 and 2005, respectively. This decrease can be attributed mainly to reduced cash inflows from NGA for the NextView program during the first three quarters of 2006 due to the timing of scheduled milestone payments. During 2006, the Company received $48.1 million of milestone payments from NGA as compared to $76.3 million during the comparable nine month period in 2005. The Company’s NextView program continues to be on time and on budget.
     Net cash used in investing activities was $119.6 million and $119.4 million for the nine month period ended September 30, 2006 and 2005, respectively. Capital expenditures were $21.8 million less in the current period compared to the similar period in the prior year due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule. In 2006, OI SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $43.0 million. The acquisition was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.

     Net cash provided by financing activities was $26.6 million and $220.0 million for the nine months ended September 30, 2006 and 2005, respectively. As discussed above, on January 10, 2006, the Company entered into a Credit Agreement whereby OI SI Opco borrowed $50 million of senior secured term loans on the closing date. These term loans mature on July 1, 2008, at which time the principal amount of the loans are required to be paid in full. The interest rate per annum applicable to loans is the Eurodollar Rate plus an applicable margin. At no time will the Eurodollar Rate be less than 3.00 percent or more than 5.00 percent. The Company incurred costs of $5.6 million associated with the Credit Agreement which will be amortized over the expected payout period. Through September 30, 2006, OI SI Opco repaid approximately $17.7 million of this debt.
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
     On June 29, 2005, the Company issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”) in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, on June 29, 2005, the Company entered into a Security Agreement with The Bank of New York (“BONY”), as Collateral Agent, pursuant to which ORBIMAGE Holdings granted a first priority lien on and security interest in substantially all of the assets of the Company. ORBIMAGE Inc. was prohibited from issuing a guarantee of the Notes at the date of issuance due to restrictions in the indenture governing its Senior Subordinated Notes.
     The Notes were issued at a discount of two percent of total principal; consequently, the Company received $245 million of cash proceeds at closing. Concurrently with the closing of the offering, ORBIMAGE Holdings entered into an escrow agreement with BONY as Trustee and Escrow Agent whereby ORBIMAGE Holdings deposited $126.9 million into an escrow account, to remain until such time as ORBIMAGE Inc. could issue a guarantee of the Notes. This amount was classified as restricted cash in the Company’s balance sheet as of June 30, 2005. Approximately $8.9 million was used to pay certain transaction-related expenses. The remaining $109.2 million was contributed by ORBIMAGE Holdings to the capital of ORBIMAGE Inc. As a result of this capital contribution, ORBIMAGE Inc. had “Unrestricted Cash” as defined in the indenture governing its existing Senior Subordinated Notes in an amount sufficient to require ORBIMAGE Inc. to redeem the Senior Subordinated Notes pursuant to the mandatory redemption provisions of that indenture. ORBIMAGE Inc. redeemed the Senior Subordinated Notes on July 6, 2005. Upon redemption of the Senior Subordinated Notes, ORBIMAGE Inc. provided its guarantee of the Notes, and the escrow was released to ORBIMAGE Holdings on July 11, 2005.
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
     As additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, the Company issued to the Lenders, at no additional cost to the Lenders, warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15 per share. The warrants expire the later of (x) January 10, 2009 and (y) the six month anniversary of the earlier of (i) the payment in full of all Senior SI Credit Obligations under the SI Credit Agreement and (ii) the redemption of all outstanding shares of Series A Preferred Stock. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between the Company and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.
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
     The loans and other obligations under the SI Credit Agreement are guaranteed by OI SI Holdco and secured by substantially all of the tangible and intangible assets (including, without limitation, intellectual property, material owned real property and all of the capital stock of OI SI Opco) of each of OI SI Holdco and OI SI Opco pursuant to a Security Agreement, dated January 10, 2006, between OI SI Holdco, OI SI Opco and The Bank of New York, as Collateral Agent. The SI Credit Agreement requires OI SI Holdco and OI SI Opco to comply with certain covenants restricting or limiting their ability to engage in certain transactions. The SI Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default, including change of control, cross-defaults to other debt and material judgments.

     On September 30, 2006, the Company had $198.2 million of cash and cash equivalents from its combined operations. As stated previously, the Company’s performance under the NextView contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million over a period of approximately two and one half years. The Company obtained funds for these expenditures from a combination of sources, including (i) completed equity issuances totaling $65 million; (ii) $155 million of additional indebtedness; and (iii) cash flow generated by the Company’s existing business. Management believes the Company will generate sufficient funds to complete the program.
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
     During the quarter ended September 30, 2006, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     In September 2006, the FASB issued SFAS No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

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
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its principal executive officer, principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.
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
     There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, our management, in consultation with the Board of Directors, concluded that the controls in place relating to the accounting for non-routine and non-systematic transactions were not properly designed to provide reasonable assurance that these transactions would be properly recorded and disclosed in the financial statements in accordance with accounting principles generally accepted in the United States of America, and that this represented a material weakness in our internal control over financial reporting as of December 31, 2005. As a result of the assessment performed and the material weakness noted, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2006.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on September 28, 2006. A summary of the Final voting results follows. The number of votes cast with respect to each matter is as indicated. A quorum of 12,361,751 or 70.73% of the 17,478,173 outstanding voting shares as of the August 21, 2006 record date, were present in person or by proxy at the Annual Meeting.
     1. Election of Board of Directors
All of our seven directors had terms expiring in 2006 and stood for re-election this year. All seven directors were elected to the Company’s Board of Directors. Directors were elected to serve for one-year terms and until their successors are elected and qualified, or their earlier death, resignation or removal.

Director Name	For	Withheld Authority	Broker Non-Votes
Lt. General (Ret.) James A. Abrahamson	12,354,399	7,352	—
Joseph M. Ahearn	12,360,585	1,166	—
Martin C. Faga	12,360,585	1,166	—
Lawrence A. Hough	12,360,585	1,166	—
Matthew M. O’Connell	12,360,514	1,237	—
James M. Simon, Jr.	12,360,585	1,166	—
William W. Sprague	12,360,585	1,166	—
     2. Approval of the Amendment to the Company’s Certificate of Incorporation to Increase the Authorized Shares of Common Stock from 25,000,000 to 50,000,000 Shares, which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
11,272,978	1,088,573	200	—
     3. Approval of the Amendment to the Company’s Certificate of Incorporation to Change the Company’s Name to GeoEye, Inc., which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
12,360,063	1,617	71	—

     4. Approval of the 2006 Omnibus Stock and Performance Incentive Plan of ORBIMAGE Holdings Inc., which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
8,817,836	1,208,239	200	2,335,476
     5. Approval of the Appointment of BDO Seidman, LLP as Independent Registered Public Accounting Firm, which proposal received more than a majority of the votes necessary for ratification.

For	Against	Abstain	Broker Non-Votes
12,348,722	12,450	579	—
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

GeoEye, Inc.

(Registrant)

Date: November 9, 2006	by: /s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS

Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI

Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)