Form 10-K
period 2006-12-31
GeoEye, Inc.
filed 2007-03-15
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-50933

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	20-2759725 (IRS Employer Identification Number)

21700 Atlantic Blvd Dulles, VA	20166 (Zip Code)
(Address of principal executive office)

Registrant’s telephone number, including area code:
(703) 480-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

Securities Registered Pursuant to Section 12(b) of the Act:
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $274,264,216

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of Common Stock, par value $0.01, as of March 1, 2007 was 17,496,217 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2007 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.  Business.

Overview

GeoEye, Inc. (“GeoEye” or the “Company”), together with its consolidated subsidiaries, is a leading provider of global space-based imagery of the earth. We have built a fully integrated receiving, processing and distribution network for delivering high-resolution and low-resolution imagery, imagery-derived products and image processing services to customers around the world. GeoEye was formed as a result of ORBIMAGE Holdings Inc.’s acquisition of substantially all of the assets of Space Imaging LLC (“Space Imaging”), which closed on January 10, 2006.

We currently operate the IKONOS and OrbView-3 high-resolution satellites and OrbView-2 low-resolution satellite. IKONOS, which was launched in September 1999 and acquired by the Company in January 2006, and OrbView-3, launched in June 2003, support a wide range of applications: defense, military planning, and intelligence; general mapping and charting; and civil and commercial applications such as agriculture, forestry, and environmental monitoring. IKONOS collects 0.82 meter resolution panchromatic (black and white) imagery and 3.2 meter resolution multi-spectral (color) imagery. OrbView-3 collects 1.0 meter resolution panchromatic imagery and 4.0 meter resolution multi-spectral imagery. OrbView-2, launched in 1997, collects 1.0 kilometer resolution multi-spectral imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. Its coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing, environmental monitoring and naval operations. We are currently constructing a new satellite, which we refer to as GeoEye-1. When launched, GeoEye-1 will be the world’s highest-resolution commercial remote-sensing satellite with a ground resolution of slightly less than 0.5 meters.

We also operate image production and exploitation facilities located at our headquarters in Dulles, Virginia and in Thornton, Colorado. We own and operate a satellite image processing facility in St. Louis, Missouri, that provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility is a leader in advanced image processing and photogrammetry. Photogrammetry refers to the process of measuring objects from the imagery data collected from satellites or other imagery sources and is used principally for object interpretation (i.e., establishing what the object is, type, quality, quantity) and object measurement (i.e., what are its coordinates, what is its form and size). These image production capabilities combined with imagery from our satellites enable us to provide end-to-end imagery solutions.

We operate ground stations in Alaska, Oklahoma, West Virginia and in Sweden. In addition, once our GeoEye-1 satellite is launched, we will lease two new ground stations, one in Norway and the other in Antarctica.

Our headquarters is located at 21700 Atlantic Boulevard, Dulles, Virginia, 20166. Our telephone number is 703-480-7500.

Available Information

We maintain an Internet website at www.geoeye.com. in addition to news and other information about our company, we make available on or through the Investor Relations section of our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after we electronically file this material with, or furnish it to, the Securities and Exchange Commission (“SEC”). At the Investor Relations section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics and the charters for each standing committee of the Board of Directors, including the Audit Committee, the Nominating and Governance Committee, and the Compensation Committee. Printed copies of all of the above-referenced reports and documents may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters or by telephone at (703) 480-7500. All of the above-referenced reports and documents are available free of charge.

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

Company History

We started in 1991 as an operating division of Orbital Sciences Corporation (“Orbital Sciences”) to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the earth’s landmass, oceans and atmosphere. We were incorporated under the name of Orbital Imaging Corporation in 1992 in Delaware as a wholly owned subsidiary of Orbital Sciences. Our first satellite, Orb-View-1, was launched in 1995, to provide dedicated weather-related imagery and metrological data to the National Aeronautics and Space Administration (“NASA”), and was retired from service in 2003. In 1996 and 1997, we executed a series of contracts with Orbital Sciences under which we purchased all assets and liabilities of Orbital Sciences’ operating division at historical cost and purchased engineering, construction and launch services for each of our satellites.

Under the system procurement agreement, we purchased (i) the OrbView-1 satellite, (ii) an exclusive license entitling us to all of the economic rights and benefits of the OrbView-2 satellite, (iii) the OrbView-3 satellite and launch service, (iv) the OrbView-4 satellite and launch service and (v) the ground system assets used to command and control the satellites as well as receive and process imagery. These assets were purchased free of any liens or other encumbrances. In September 2001, Orbital Sciences attempted to launch our Orb-View-4 satellite but it failed to achieve orbit and was lost over the Indian Ocean.

The system procurement agreement is now complete except for post-launch incentives we may owe to Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite. Annual post-launch on-orbit payments to Orbital Sciences are payable in maximum amounts of up to $1.275 million on each of the first five anniversaries of the acceptance by ORBIMAGE of the OrbView-3 system. The amount of each on-orbit incentive payment is dependent on the operating performance of OrbView-3 at the time each payment is due. We paid the initial on-orbit incentive payment of $1.275 million during the second quarter of 2005 and an additional $1.275 million in the second quarter of 2006.

Under the OrbView-2 license agreement, Orbital Sciences granted us an exclusive worldwide license to use and sell OrbView-2 imagery. Pursuant to the terms of the OrbView-2 license agreement, Orbital Sciences assigned to us all amounts that were due to Orbital Sciences under a contract Orbital Sciences had with NASA to deliver OrbView-2 imagery. At the time, this NASA contract, since expired, was the primary contract for imagery from OrbView-2. We have sole responsibility for operating and controlling the OrbView-2 satellite.

On September 15, 2005, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, the Company entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, whereby the Company agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to SI Opco.

On January 10, 2006, SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The final cash purchase price, including acquisition costs, was approximately $51.5 million. The acquisition was funded through a Credit Agreement entered into by the Company, SI Opco and ORBIMAGE SI Holdco Inc. (“SI Holdco”), an indirect wholly owned subsidiary of the Company, with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent and The Bank of

New York, as Collateral Agent. The Credit Agreement provided for SI Opco to draw down senior secured term loans of $50 million in full on the closing date with a maturity date of July 1, 2008, at which time the principal amount of the loans would be paid in full. SI Opco was required to prepay the loans with 100 percent of the excess cash flows of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. SI Opco made quarterly payments totaling $34.6 million during 2006 and repaid the remaining principal of $15.4 million on February 2, 2007.

Upon closing of the acquisition, the Company adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings Inc. to GeoEye, Inc.

On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired M.J. Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees.

Corporate Structure

The Company was organized as a Delaware corporation on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”). As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of the Company, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.

In connection with the Merger, the Company assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, the Company assumed ORBIMAGE Inc.’s obligations under the various warrants issued December 31, 2003, the Warrant Agreement dated March 14, 2005 and the warrant certificates issued thereunder. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares at the same exercise price of the Company’s common stock. The Company also assumed ORBIMAGE Inc.’s registration obligations under its various registration rights agreements.

The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. The provisions of the certificate of incorporation, including, without limitation, those relating to the authorized capital stock and the bylaws of the Company were identical to those of ORBIMAGE Inc. prior to the Merger. The directors and executive officers of the Company immediately after the Merger were the same individuals who were directors and executive officers of ORBIMAGE Inc. immediately prior to the Merger. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by the Company in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to the Company and continue to be the assets of ORBIMAGE Inc.

The NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded us a contract under this NextView Second Vendor program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, are constructing a new satellite, which we refer to as GeoEye-1. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract that we have with NGA, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. We have received approximately $184.5 million of NextView milestone payments from NGA since inception, which represents all of the payments that were currently available under the milestone schedule.

We believe that the GeoEye-1 satellite, when it is launched and placed into service, will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution panchromatic (black and white) images, and 1.64 meter resolution multi-spectral (color) images, with the capability to take panchromatic images across up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi-spectral images across up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year.

At the time the NextView contract was signed, the launch of GeoEye-1 was anticipated to take place during the first quarter of 2007. On February 12, 2007, we announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California. The satellite is being prepared to accommodate the earlier August launch date. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority. We intend to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but we believe the premium will cost approximately 15-20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market.

The NextView award provides for NGA to purchase imagery from the satellite for an initial 18-month period following the successful launch and check-out of GeoEye-1. NGA will have the first right to order images from the satellite, which we anticipate will utilize more than half of the satellite’s imagery-taking capacity during the initial imagery delivery period and approximately 50 percent of the satellite’s capacity thereafter, with the remainder available for commercial, state and local government and international sales by the Company. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract. In February 2007, the Company and NGA executed a task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007.

Remote Imagery Industry

Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. The market for remote imaging includes the sale of imagery and related products and services by imagery suppliers. It also includes satellite development, construction and operations by both domestic and international commercial and government users.

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

The aftermath of the terrorist attacks on the U.S. on September 11, 2001 and the conflicts in Afghanistan, Iraq, the Middle East have significantly contributed to the increase in demand by the U.S. Government for satellite imagery to address national security and intelligence gathering concerns. The U.S. Government’s increasing reliance on commercial satellite imagery providers was formalized in the Bush Administration’s “U.S. Commercial Remote Sensing Policy” dated April 25, 2003. This policy requires U.S. Government agencies to “rely to the maximum practical extent on commercial remote sensing space capabilities for filling imagery and geospatial needs.”

International customers represent a substantial portion of our revenue. Most countries do not have established satellite collection programs, and thus rely on limited aerial imagery collection for border surveillance and related national defense programs or purchase imagery from reliable existing commercial satellites. Our satellites are able to image areas that are not accessible by airplanes because of restrictions on air space or because the areas are too remote. Our international revenues in 2006 were $70.2 million, or 46 percent of total revenues.

Additionally, commercial imagery customers, like a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, could hire an aerial photographer to fly an airplane over the area to take pictures, develop the film and deliver the final map to the customer. This can be time consuming and expensive. In contrast, our high-resolution satellites are capable of obtaining tens of thousands of square kilometers of 0.82 meter resolution imagery in the case of IKONOS and 1.0 meter resolution imagery in the case of OrbView-3 in a single 10-minute pass (though operationally image windows are set for shorter periods and the imaging mode that maximizes the size of the imaged area is not used unless that is the appropriate mode for a customer’s needs). Additionally, both IKONOS and OrbView-3 can quickly downlink its imagery directly to a customer, or we can further process the imagery in response to specialized customer requests.

We believe real-time global satellite imagery allows commercial customers to map areas of the world efficiently and cost-effectively where either no maps exist or where existing maps are obsolete. This imagery also permits users to monitor agricultural, forestry and fishing areas frequently to provide timely information to enhance business and government effectiveness.

Products and Services

We use our integrated system of imaging satellites, ground stations and global sales channels to collect, process and distribute satellite imagery and derived products from our IKONOS, OrbView-3 and OrbView-2 satellites throughout the world. With our satellite systems and our large-scale product generation capabilities, GeoEye serves the worldwide market needs for advanced imagery information products to map, measure, and monitor the earth for applications including environmental monitoring, construction planning, precision mapping and intelligence gathering. A clear, high-resolution image of the earth can help national security agencies monitor borders, gather intelligence on potential conflicts, plan air, ground and naval missions, deploy resources, and assess battle damage. Up-to-date maps are crucial for serving the high-technology segments of the national security market, such as digital terrain modeling for aircraft and missile guidance. It can also aid with a wide range of commercial applications such as environmental impact assessments, utility infrastructure planning, wireless telecommunications design, oil and gas exploration, forestry management, insurance and risk management and natural disaster assessment.

The U.S. Government is our largest single customer. As of December 31, 2006 we had contracts to provide NGA imagery, imagery derived products and image production services under the ClearView and NextView programs. We provide imagery production services to NGA under the ClearView and NextView programs and the Global Geospatial Intelligence (GGI) program. In 2006, the Company recognized revenues of $70.6 million from the U.S. Government in the aggregate, which represents approximately 47 percent of our total revenues. In 2007, the Company has a contract under the NextView program to provide up to $54 million of imagery derived products and image production services through December 31, 2007 using our existing satellites. In addition, NGA awarded us approximately $15 million in contracts for imagery production services. Although funding for these programs has been allocated by the U.S. Government, the Government may cancel the programs at any time, subject to limited termination liability.

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

We regard aerial imagery data as complementary to our satellite data and plan to expand our product line by distributing aerial data as well as other types of imagery data, including radar and hyperspectral imagery data. The M.S. Harden acquisition described above exemplifies our intent to expand into aerial imagery products and services. However, we currently have no other distribution arrangements in place for such products, and agreements will need to be reached with third party providers of such imagery data prior to any further expansion of our product lines.

Satellite and Ground System Operations

Our basic system architecture consists of the following major components:

•	Three advanced-technology low-Earth orbit, imaging satellites carrying sophisticated sensors that collect specific types of land and ocean data;

•	a central U.S.-based ground system that controls the satellites and that receives, processes and archives their imagery, and includes electronic cataloging and distribution capabilities; and

•	international regional distributor satellite receiving and distribution centers with direct downlinking capabilities.

The following table summarizes the primary characteristics of our satellites:

	IKONOS	OrbView-3	OrbView-2

Principal Applications	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning	Weather, Fishing, Agricultural, Scientific Research
Best Ground Resolution	0.82 m Panchromatic, 3.2 m Multispectral	1 m Panchromatic, 4 m Multispectral	1 km to 4 km Multispectral
Scene Width	11 km	8 km Panchromatic and Multispectral	2,800 km
Image Area (or Swath)	121 km(2)	64 km(2)	N.A.
On-Board Storage	80 Gigabytes	32 Gigabytes	128 Megabytes
Revisit Time	3 Days	3 Days	1 Day
Orbital Altitude	680 km	470 km	705 km

We are also constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. We anticipate the GeoEye-1 satellite will be launched during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California and go into service in the fourth quarter of 2007.

IKONOS

The IKONOS satellite was launched in September 1999. IKONOS provides .82-meter resolution panchromatic (i.e., black and white) and 3.2-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. IKONOS has a design life of 7 years and sufficient fuel to operate for up to two additional years. Although we currently calculate that IKONOS should continue to operate past its design life, currently calculated as 8.3 years, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter.

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

On March 4, 2007, the OrbView-3 satellite began to experience a problem affecting its image quality. As a result, the satellite is currently not engaged in imagery operations due to technical problems which are being investigated but believed to involve the camera electronics. Telemetry and other data from the spacecraft are being analyzed, and the Company continues to be in communication with and in control of OrbView-3, but it is currently not producing useable imagery. The Company will continue to analyze the problem together with Orbital Sciences, the satellite’s manufacturer, and Northrop Grumman, who provided the sensor. However, until the analysis is complete, it is not possible to say if anything can be done to restore operations or how long this process may take and what, if any, claims the Company will make on our insurance. At the present time, the Company does not have adequate information to determine if a material impairment exists with respect to the satellite nor can the Company provide an estimate of any impact on the Company’s financial condition or results of operation. The Company will seek to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible while this condition continues.

GeoEye-1

GeoEye-1 has been designed to provide 0.4 meter resolution black and white imagery and one-meter resolution color imagery of the Earth’s surface. GeoEye-1 is intended to have a design life of 7 years and sufficient fuel to operate for up to two additional years. Although it is possible that GeoEye-1 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter. Unlike theOrbView-3 satellite, which was designed with single-string camera electronic components such that no secondary components exist to serve as back-ups, the GeoEye-1 satellite is based on an entirely different design by different vendors and the camera electronics components are designed with back-up capabilities.

OrbView-2

The OrbView-2 satellite was launched in August 1997. OrbView-2 collects digital imagery of the Earth’s surface (land and oceans). OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Servicetm. We also provide OrbView-2 imagery to researchers and U.S. Government agencies for scientific and environmental applications. There can be no assurance that U.S. Government agencies will renew their contracts beyond their current terms. Despite OrbView-2’s seven and a half year design life, we currently expect to continue commercial operations with OrbView-2 to continue at least through 2007. However, notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life.

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

The Dulles operations center performs the tasking operations for our OrbView-3 satellite. The Thornton operations center performs the tasking operations for our IKONOS satellite, to the extent that the satellite is not tasked by the regional affiliates. The tasking process is complicated and employs software systems to evaluate whether a customer’s tasking request is feasible — the satellite must be able to view the desired area on a certain day at the time it passes overhead; adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on a certain day. The order must be received in time for processing and transmission to the satellite. In addition, the tasking systems consider the relative priority of different requests by one customer or several customers.

The Dulles facility has an image receiving and processing center for the OrbView satellites and the Thornton facility has an image receiving and processing center for IKONOS. The image processing centers receive OrbView or IKONOS imagery downlinked to multiple ground antennas and are equipped with numerous work stations that process and convert the digital imagery into imagery products. The centers are designed to archive the maximum number of high-resolution satellite images per day and have the capability to generate a variety of geospatial products for resale.

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

For the NextView program, we will lease two new ground stations, one in Norway and the other in Antarctica. Establishment of those ground stations has begun and we will begin utilizing them once GeoEye-1 is launched.

Backlog

Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $259.1 million at December 31, 2006. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $62.0 million at December 31, 2006. Funded backlog does not include $54 million funded in February 2007 under the Next View program for imagery purchases through December 31, 2007. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. The contracts are generally for terms of up to four years, and the customers have options to renew.

Competition

We compete against various private companies as well as against systems owned by the U.S. Government and various foreign governments.

There are two primary commercial competitors in the U.S. market for satellite remote sensing. They are DigitalGlobe, Inc. (“DigitalGlobe”) and our company. DigitalGlobe operates the QuickBird satellite, which was launched in 2001. DigitalGlobe is believed to offer the highest level of resolution for its imagery products. Prior to our acquisition of Space Imaging, both DigitalGlobe and Space Imaging generated larger annual revenues than the Company. We believe that, with the acquisition of Space Imaging, our 2006 annual revenues exceeded those of DigitalGlobe. DigitalGlobe is also constructing a high-resolution satellite (named WorldView 1) under NGA’s NextView program, which is scheduled to launch in mid-2007. DigitalGlobe has also announced that a WorldView 2 satellite is anticipated to launch in late 2008.

The companies compete on the basis of the ability to downlink directly to overseas customers in real time, resolution, accuracy, cost, collection speed and the ability to produce value added products from the imagery received from the satellites. The IKONOS and QuickBird satellites can simultaneously collect both panchromatic (or black and white) and multispectral (or color) imagery of any area. OrbView-3 can only collect an area in either the panchromatic or multispectral mode. Despite the single-mode collection capabilities of OrbView-3, we are nonetheless able to compete for customers using OrbView-3 as well as IKONOS because both satellites have the ability to downlink imagery data directly to international ground station customers, while DigitalGlobe downlinks imagery to their ground stations in the U.S. before sending it overseas.

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

Seasonality

Although the angle of the sun and the presence or absence of cloud cover at different times of the year affect our satellites’ ability to capture useful images for certain customers at certain times of the year, many of our international clients currently pay us under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Consequently, our foreign revenues, which accounted for approximately 46 percent of our total revenues in 2006, are not materially affected by seasonal weather changes.

Employees

As of March 1, 2007, we employ 318 people. Of those, 134 work at the Dulles facility, 57 work at the St. Louis facility, and 127 work at our Thornton facility. Approximately two-thirds of our employees have U.S. Government security clearances to work on data that is classified by the U.S. Government. Approximately five percent of our employees hold PhD’s or other terminal degrees in their fields.

None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The satellite remote imaging industry is a highly regulated industry, both domestically and internationally. In the U.S., the operation of remote imaging satellites generally require licenses from the Department of Commerce (“DoC”) and from the Federal Communications Commission (“FCC”). Furthermore, remote sensing technology is subject to U.S. export control licensing and regulation. In addition, we are party to certain classified U.S. Government contracts, the performance of which is subject to U.S. facility clearance laws and regulations. Finally, in order to operate internationally, remote imaging satellites may require International Telecommunications Union (“ITU”) coordination and registration and licenses from the governments of foreign countries in which imagery will be directly downlinked.

United States Regulation

General.  The collection and transmission of satellite imagery, as well as satellite tracking, telemetry and control, are subject to various forms of regulation under different U.S. laws and regulations. Our satellites and certain ground stations and related services are subject to the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, while other components of our ground station infrastructure are subject to the Export Administration Regulations (“EAR”) administered by the DoC. The U.S. Government has determined that the actual transmission of imagery data is not covered by the ITAR or EAR. However, as is the case with any U.S. business, we are subject to U.S. Government restrictions regarding doing business with certain prohibited countries, entities or persons (such as embargoed countries or persons on the Specifically Designated Nationals list maintained by the U.S. Treasury Department). Additionally, under the current rules of the DoC and the terms of our DoC licenses (discussed below), we are restricted from providing certain imagery to non-U.S. government customers.

DoC regulation.  The DoC, through the National Oceanic and Atmospheric Administration (“NOAA”), is responsible for granting commercial imaging satellite operating licenses and for coordinating satellite imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security and foreign policy concerns, and complies with all international obligations of the United States. Under our DoC licenses, the U.S. Government reserves the right to interrupt service during periods of national emergency when U.S. national security interests are affected. The threat of these interruptions of service could adversely affect our ability to market our products to some foreign distributors or end-users. In addition, the DoC has the right to review and approve the terms of certain kinds of agreements with foreign entities, and the DoC licenses may not be transferred or assigned without NOAA’s prior written consent.

We currently have DoC licenses for all of our satellites, including GeoEye-1. The DoC licenses for our satellites are valid through the operational lifetime of each high-resolution satellite. We expect to satisfy the terms of each of the DoC licenses for our satellites and to maintain the regulatory licenses and approvals necessary for their ongoing operations. Our licenses do not allow us to disseminate imagery of the state of Israel that have better resolution than those generally available in the market (not including U.S. providers subject to the same restriction). Currently, this prevents us from providing imagery of Israel that has resolution of less than 1.8 meters. Current restrictions placed on satellite imagery providers also prevent dissemination to anyone other than the U.S. Government of panchromatic imagery with a resolution of less than 0.5 meters or multispectral imagery of less than 2.0 meters. Subject to certain exceptions for military and intelligence agencies of foreign governments allied with the U.S. Government and for governments and humanitarian organizations responding to national and international disasters, imagery with resolutions between 0.5 meters and less than 0.82 meters panchromatic and between 2.0 meters and less than 3.2 meters multispectral may not be disseminated to anyone other than the U.S. Government for 24 hours after collection.

Under the DoC licenses for our satellites, DoC approval is required for “significant or substantial” agreements with foreign governments or other foreign entities. DoC may thus restrict our ability to contract with foreign entities in order to protect the national security interests, foreign policy and international obligations of the U.S. Government. Agreements covered by this provision include customer agreements for high-resolution imagery, operating agreements and agreements relating to investments in the Company.

In addition, during periods when national security or international obligations and/or foreign policies may be compromised, as defined by the U.S. Secretary of Defense or the U.S. Secretary of State, the Secretary of Commerce may, after consultation with the appropriate agency(ies), require us to limit data collection and/or distribution by the system to the extent necessitated by the situation. During those periods when, and for those geographic areas for which the Secretary of Commerce requires us to limit distribution, we would be required, on request, to make the unenhanced data thus limited from the systems available exclusively to the U.S. Government, by means of approved rekeyable encryption on the downlink. This form of control of the system at the direction of the U.S. Government is referred to as “shutter control” of the system. The costs and terms associated with meeting this condition would be negotiated directly between us and the Department of Defense (for the U.S. Government). Although a situation has never arisen which has resulted in the U.S. Government exercising its “shutter control,” we cannot anticipate whether or under what circumstances this condition would be exercised, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. Government.

We will be required to obtain a DoC license for any new commercial imaging satellite systems which we develop.

FCC regulation.  The FCC is responsible for licensing commercial satellite systems and the radio frequencies used by commercial satellite systems. In general, the FCC grants licenses to commercial satellite systems that conform to the technical, legal and financial requirements for these systems set forth in FCC regulations.

The FCC regulates the operation of OrbView-2. We have an experimental license issued by the FCC to operate OrbView-2 and its associated ground station in Fairmont, West Virginia using commercial frequencies in support of existing U.S. Government contracts with NASA, NOAA and NGA. In connection with the NASA contract, the DoC, through the National Telecommunications Information Administration, which regulates the use of U.S. Government radio frequencies, has authorized NASA to sponsor our use of a government-only frequency on a non-interference basis for the purpose of downlinking certain OrbView-2 imagery for use by NASA and NASA-authorized researchers. The FCC experimental authorization for OrbView-2 will expire October 1, 2007, and is renewable subject to FCC approval. We expect to obtain the U.S. Government agency sponsors and regulatory approvals necessary to continue OrbView-2 operations in support of our government contracts; however, if such sponsorships or approvals are not granted, it would not have a material adverse effect on our results of operations.

The FCC granted authority to launch and operate IKONOS and to operate the associated earth station systems in 1999. The license to operate IKONOS will expire in 2014 and the licenses to operate the earth stations will expire between October 3, 2007 and December 28, 2010.

In February 1999, the FCC granted our application for a license to launch and operate the OrbView-3 satellite and to obtain a frequency allocation in the FCC’s Earth Exploration-Satellite Service (“EESS”) to transmit wideband imagery directly to Earth for commercial use and to perform telemetry, tracking and command of the satellites. The license to operate the OrbView-3 satellite will expire in 2018. In April 1999, the FCC also granted licenses to us to operate ground stations for the OrbView-3 satellite in Dulles, Virginia and Point Barrow, Alaska. These ground station licenses each have a 10-year term expiring April 15, 2009, and are renewable for additional terms upon FCC approval.

In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the construction, launch and placing into service of GeoEye-1 by certain dates. The license to operate GeoEye-1 will expire fifteen years from the date the satellite is successfully placed into orbit. The FCC has also authorized modifications to the licenses mentioned above for ground stations in Dulles, Virginia and Point Barrow, Alaska to provide communications with Geo-Eye-1in addition to OrbView-3. In addition, we are leasing additional ground stations in Tromso, Norway and in Antarctica to provide additional communication capabilities with GeoEye-1.

We will be required to obtain FCC licenses for any new commercial imaging satellite systems developed by the company. Currently, DigitalGlobe holds a license to use the same frequency band that we intend to use for imagery transmissions by the IKONOS and OrbView-3 satellites and any new commercial imaging satellite systems we develop. The band is allocated by the FCC for use by other EESS licensees, as well as terrestrial fixed and mobile services. We expect to satisfy the terms of our FCC licenses and obtain the regulatory licenses and approvals necessary for GeoEye-1 operations and any new commercial imaging satellite systems satellite we develop in the future; however, the termination of such licenses or failure to obtain such licenses or approvals would have a material adverse effect on our results of operations.

Export Controls and Security Clearance Regulation.  We are subject to a complex set of regulations and requirements due to the work we do for federal agencies as well as the potential defense-related applications of our satellites, ground stations and services. Among other things, we are a registrant under the ITAR and we hold export licenses and other approvals from the U.S. Department of State’s Directorate of Defense Trade Control (“DDTC”). Additional approvals may be required from DDTC and from the DoC’s Bureau of Industry and Security in certain cases. For example, licenses may be required if certain foreign persons or entities are involved in the development or acquisition of our products and services. Furthermore, we require certain security clearances to perform our U.S. Government-related business. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual, which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. Government contracts.

Further, any change in our ownership involving a transfer to foreign persons may increase U.S. Government scrutiny and lead to more onerous requirements in connection with both expert controls and security clearances. A transfer to foreign ownership also could trigger other requirements, including filings with and review by the Committee on Foreign Investment in the United States pursuant to the Exon-Florio Provision. Depending on the country of origin and identity of foreign owners, other restrictions and requirements could arise.

Future Developments.  U.S. regulators may subject us in the future to new laws, policies or regulations, or changes in the interpretation or application of existing laws, policies and regulations that modify the present U.S. regulatory environment. U.S. regulators could decide to impose limitations on U.S. companies that are currently applicable only to other countries, or other regulatory limitations that affect satellite remote imaging operations. Any limitations of this kind could adversely affect our business or our results of operations.

International Regulation

All satellite systems operating internationally must comply with general international regulations as well as the specific laws of the countries in which satellite imagery is downlinked. Applicable regulations include:

•	International Telecommunication Union (“ITU”) regulations, which define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users, and the minimum interference the user must operate under for that service;

•	the Intelsat and Inmarsat agreements, which require that operators of international satellite systems demonstrate that they will not cause technical harm to Intelsat and Inmarsat; and

•	regulations of foreign countries that require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country.

The FCC is undertaking the ITU coordination and/or registration process on behalf of GeoEye-1 and likely will undertake the ITU coordination and/or registration process for any new commercial imaging satellite systems developed by the company and licensed by the FCC. Failure by the FCC to obtain the necessary coordination or registration in a timely manner could have a material adverse effect on our results of operations, as the case may be.

The U.S. Government, on our behalf, is required to coordinate and/or register with the ITU the frequencies used by our satellites, which do or will operate internationally, in order to provide interference protection from other international satellite systems. In addition, completion of the ITU process is a necessary prerequisite for obtaining approvals and licenses from some foreign countries. The ITU coordination process has been completed for IKONOS, OrbView-3 and OrbView-2. Assuming timely action by the FCC and ITU, we expect to complete the ITU process for the GeoEye-1 satellite system before placing the satellite into service. We believe the ITU process will not prevent our customers from timely obtaining foreign licenses that are necessary for foreign ground stations to receive imagery from and communicate with GeoEye-1.

In addition to complying with ITU regulations and coordination processes, we must also demonstrate that our satellites will not cause technical harm to Intelsat and Inmarsat communications satellites, under the Intelsat and Inmarsat agreements signed under international treaty. We have completed this process for OrbView-2 and believe that because of the frequencies they use or intend to use, the IKONOS, OrbView-3 and GeoEye-1 satellites will not cause any technical harm to the Intelsat or Inmarsat systems.

Within foreign countries, we expect that our regional distributors or customers will secure appropriate licenses and operational authority to use the required spectrum in each country into which we will downlink high-resolution OrbView satellite imagery. For the most part, we anticipate that distributors or customers will perform these activities themselves, with assistance from us when required.

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

We depend on contracts with U.S. government agencies for a substantial portion of our revenues. These government agencies can terminate their contracts at any time.

Revenues from U.S. government contracts accounted for approximately 47 percent of our revenues for the year ended December 31, 2006. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. In addition, one or more of these government agencies may not continue to fund these contracts at current levels. Under the NextView imagery contract, the U.S. government has agreed to order approximately $197 million in imagery sales from GeoEye-1. Although we anticipate that the U.S. government will purchase imagery under this contract, we cannot assure you that they will order or purchase imagery up to the full level specified in the contract or at all. In addition, although we anticipate that these government agencies will continue to purchase imagery and imagery products from us after the termination of the contracts under the ClearView and NextView programs, we cannot assure you that they will continue to purchase at pre-termination levels or at all. If a U.S. government agency terminates or suspends any of its contracts with the Company or its subsidiaries, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations.

Our NextView imagery purchasing contract is a firm fixed-price contract which could subject us to losses in the event that we have cost overruns.

We entered into the imagery purchasing portion of the NextView contract with NGA on a firm fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. If our initial cost estimates are incorrect, we may lose money on this contract. We have partially mitigated this risk through the use of firm fixed priced contracts with our major subcontractors. In addition, this contract has provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize the full benefits of the NextView contract. Our financial condition is dependent on our ability to maximize our earnings from our NextView contract. Lower earnings caused by cost overruns would have a negative impact on our financial results.

We may encounter further program delays in connection with the construction and launch of GeoEye-1.

The NextView contract is subject to a set schedule of milestones which originally anticipated a planned launch of GeoEye-1 during the first quarter of 2007. On February 12, 2007, we announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007. The satellite is being prepared to accommodate the earlier launch date. The construction of the GeoEye-1 satellite and related ground system requires a large amount of advanced technical and engineering work to be done in a relatively short period of time. Because different areas of the program are interconnected with other areas of the program, a delay in one area of the program could cause delays in other areas of the program. The failure to launch GeoEye-1 on time or to achieve system check-out on time or at all could affect our ability to provide the full amount of anticipated imagery and imagery products to the NGA during the post-launch period under the NextView contract and could cause GeoEye to receive less in revenues for imagery under the NextView imagery contract, which could cause a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that our satellites will operate as designed.

Our satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Employing advanced technologies is further complicated by the fact that the satellite is in space. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite’s performance. For example, on March 4, 2007, the OrbView-3 satellite began to experience a problem affecting its image quality. As a result, the satellite is currently not engaged in imagery operations due to technical problems which are being investigated but believed to involve the camera electronics. Telemetry and other data from the spacecraft are being analyzed, and the Company continues to be in communication with and in control of OrbView-3, but it is currently not producing useable imagery. The Company will continue to analyze the problem together with Orbital Sciences, the satellite’s manufacturer, and Northrop Grumman, who provided the sensor. However, until the analysis is complete, it is not possible to say if anything can be done to restore operations or how long this process may take and what, if any, claims the Company will make on our insurance. At the present time, the Company does not have adequate information to determine if a material impairment exists with respect to the satellite nor can the Company provide an estimate of any impact on the Company’s financial condition or results of operation. The Company will seek to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible while this condition continues. OrbView-3 was designed with single-string camera electronic components such that no secondary components exist to serve as back-ups. The GeoEye-1 satellite, currently under construction and to be launched later this year, is based on an entirely different design by different vendors and the camera electronics components are designed with back-up capabilities.

We cannot assure you that IKONOS and OrbView-3 will continue to operate successfully in space throughout their expected design lives. In addition, we cannot assure you that we will successfully launch GeoEye-1 or that, once launched, GeoEye-1 will operate successfully. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.

Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-3 if either fails prematurely. The loss or failure of GeoEye-1 to be placed into service, or the permanent loss of IKONOS and OrbView-3, particularly if such loss were to occur prior to GeoEye-1 being placed into service, could materially affect our operations and financial condition.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The design lives of our satellites are as follows:

Satellite	Design Life

OrbView-2	7 1/2 years (launched in August 1997)
IKONOS	7 years, extended to 8.3 years (launched in September 1999)
OrbView-3	5 years (launched in June 2003)
GeoEye-1	7 years (anticipated launch during the second half of 2007)

The design lives of these satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of the use of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its design life. We expect the performance of each satellite to decline gradually near the end of its design life. During the course of the Space Imaging acquisition, an analysis was performed to assess the expected life of IKONOS after its then six years on orbit. The analysis indicated that the expected fully functional IKONOS lifetime is greater than 8.3 years from launch. Despite the fact that OrbView-2’s seven and a half year design life has expired, we currently expect to continue commercial operations with OrbView-2 through 2007. However, notwithstanding the ongoing successful operations of IKONOS and OrbView-2, we can offer no assurance that either will maintain its prescribed orbit or remain commercially operational.

We anticipate using funds generated from operations to develop plans for follow-on high-resolution imagery satellites. If we do not generate sufficient funds from operations, we will not be able to deploy other potential follow-on satellites to replace GeoEye-1, IKONOS or OrbView-3 at the end of its design life. In addition, we may need to obtain financing from outside sources to deploy follow-on satellites to replace GeoEye-1. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital, on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

The terms of our current notes require, and we believe that the issuance of any future notes will require, us to obtain launch insurance on GeoEye-1. Furthermore, we must maintain specified levels of on-orbit operations insurance for OrbView-3 and GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. This insurance may not be sufficient to cover the cost of a replacement high-resolution imagery satellite such as OrbView-3 or GeoEye-1. We also carry insurance coverage on the IKONOS satellite, but we do not carry any insurance coverage for the OrbView-2 satellite. In addition, we may find it difficult to insure against certain risks, such as partial degradation of functionality of a satellite.

Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs, thereby reducing our operating income by the amount of such increased premiums. Should the future terms of launch and on-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all.

We cannot assure you that the market will accept our products and services.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by IKONOS, OrbView-3, and eventually GeoEye-1, to our existing markets and new markets. The commercial availability of high-resolution satellite imagery is still a fairly recent phenomenon. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our high-resolution satellite imagery products depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication and price and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services, particularly our high-resolution imagery products and services, delays in acceptance, or failure of certain markets to develop would negatively affect our business, financial condition and results of operations.

We may not successfully compete in the remote imaging industry.

Our products and services compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these competitors may have greater financial, personnel and other resources than we have. Our major existing U.S. competitor for high-resolution satellite imagery is DigitalGlobe, which operates a high-resolution satellite with higher resolution than IKONOS and OrbView-3 and is currently developing one next generation satellite and planning to develop a second, each of which will have more advanced technologies and capabilities than IKONOS and OrbView-3, one of which is scheduled to be launched in mid 2007, and the other of which DigitalGlobe is anticipated to launch in late 2008.

There are also several international competitors, a number of which have announced programs, which could compete with us for high-resolution satellite imagery customers in the future. These competitors include National Remote Sensing Agency, Department of Space, Government of India; RADARSAT International (Canada); ImageSat International N.V. (Israel) and Spot Image SA (France). On April 27, 2006, ImageSat successfully launched a high resolution satellite with 0.7 meter panchromatic resolution.

The U.S. government and foreign governments also may develop, construct, launch and operate remote imaging satellites that generate imagery competitive with our products and services. The U.S. government currently relies and is likely to continue to rely on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. government could also reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in total amount spent. Similarly, foreign governments may launch their own imagery satellites rather than purchasing imagery from commercial imagery providers such as us. In addition, such governments could sell imagery from their own satellites, which would compete with our imagery products.

Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more attractive features than our products. The emergence of new remote imaging technologies, even if not ultimately successful, could negatively affect our marketing efforts. More importantly, if competitors continue to develop and launch satellites with more advanced capabilities and technologies than ours, our business and results of operations could be harmed.

Although we derive revenue from the sale of imagery to certain on-line search engines, it is unclear whether or to what extent the distribution of imagery by such search engines will increase or decrease the demand for high quality satellite imagery.

Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan.

FCC Approvals.  Our operation of satellites and earth stations requires licenses from the U.S. Federal Communications Commission (the “FCC”). The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum, and the licensing of our earth station terminals located within the United States. We currently operate OrbView-2 pursuant to experimental authority. Our experimental FCC license will expire on October 1, 2007. The FCC granted authority to launch and operate IKONOS and to operate the associated earth station systems in 1999. The license to operate IKONOS will expire in 2014, and the licenses to operate the earth stations will expire between October 2007 and December 2010. The FCC granted authority to launch and operate OrbView-3 and to operate the associated earth station systems in 1999. The license to operate OrbView-3 will expire in 2018, and the licenses to operate the earth stations will expire in 2009. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned.

In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the design, construction, launch and placing into service of GeoEye-1 by certain dates. Failure to meet such milestones on a timely basis or to meet other conditions in the license could result in the cancellation of the license and impair our ability to satisfy our obligations under the NextView contract and have a material adverse effect on our ability to generate revenue and conduct our business as currently planned.

Other Domestic Approvals.  Some of our business operations require licenses from the U.S. Department of Commerce (the “DoC”) and the U.S. Department of State. The failure to obtain these licenses, or the revocation of ome or more licenses, could adversely affect our ability to conduct these operations. The DoC licenses provide that the U.S. government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties in order to address national security or foreign policy concerns or because of the international obligations of the U.S. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approval for those of our international customers as are currently operating. However, such reviews could delay or prohibit us from executing new international agreements.

In connection with customer agreements, we have in the past and may in the future supply our international customers with earth stations that enable these customers to downlink data directly from our satellites. Exporting these earth stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the Department of State revokes, suspends or denies a request for renewal of existing licenses, our financial condition and results of operations could be materially adversely affected.

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the International Telecommunication Union (the “ITU”). Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to earth station terminals within such countries.

The FCC has coordinated and/or registered the operations of IKONOS, OrbView-3 and OrbView-2 pursuant to ITU requirements, and we expect the FCC to do so for GeoEye-1. Completion of the ITU process helps to prevent interference from or into existing or planned satellite operations. We do not expect significant issues relating to completion of the ITU process for our satellites due to the nature of satellite imaging operations; however, if the FCC fails to complete the ITU process for GeoEye-1 in a timely manner, it could have a material adverse effect on our business, financial condition and our results of operations.

Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery downlinked directly from OrbView-2, IKONOS, and OrbView-3 to earth stations within such countries. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Foreign distributors and domestic value-added resellers may not expand commercial markets.

We rely on foreign regional distributors to market and sell internationally a significant portion of our imagery from IKONOS and OrbView-3. We intend to rely on foreign regional distributors for GeoEye-1 as well, and have intensified our efforts to further develop our operations in overseas markets. We expect the majority of our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market and sell our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt.

We intend to rely on value-added resellers to develop, market, and sell our products and services to address certain target markets, including domestic markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure would negatively affect our business, financial condition and results of operations, and our ability to service our debt.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

In 2006, approximately 46 percent of our revenues were derived from international sales, and we intend to continue to pursue international contracts. We expect to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

•	changes in domestic and foreign governmental regulations and licensing requirements

•	deterioration of relations between the United States and a particular foreign country

•	increases in tariffs and taxes and other trade barriers

•	changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.

These risks are beyond our control and could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We own a 57,352 square foot building in Thornton, Colorado which contains the IKONOS operations, production facilities and administrative offices, as well as a ground station terminal in Norman, Oklahoma and an OrbView-2 remote ground terminal in Fairmont, West Virginia. We lease approximately 39,000 square feet of office and operations space in Dulles, Virginia. This space includes our OrbView-3 operations, production facilities and our principal executive offices. The lease will expire on June 30, 2012. The current annual rent is approximately $820,000. We also lease approximately 16,000 square feet of office and operations space in St. Louis, Missouri which we use for production services. The lease will expire on May 31, 2009. The current annual rent is approximately $265,000. We also lease a remote ground terminal for our OrbView-3 satellite located in Point Barrow, Alaska, and lease IKONOS remote ground terminals located in Fairbanks, Alaska and Kiruna, Sweden.

Item 3.	Legal Proceedings

In the normal course of business, we may be party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the period covered by this report, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

At December 31, 2006, we had approximately 245 holders of record of our common stock, par value $1 per share, although we believe there are in excess of 500 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. Effective September 14, 2006, our common stock began trading on the NASDAQ Global Market under the symbol “GEOY.” From the period from January 13, 2004 to September 13, 2006, our common stock traded over-the-counter and sales were reported on the NASDAQ bulletin board under the symbol “ORBM.” Prior to January 13, 2004 there was no established trading market for our common stock. Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

Market Prices (Low — High)
Quarter	2006

Third	$14.93 — $16.10
Fourth	$15.51 — $22.00
Year	$14.93 — $22.00

During the past three fiscal years and through December 31, 2006, we have not made or declared any cash dividends on our common equity. Under the instruments governing our long-term debt, we are prohibited from paying dividends until the principal amount of all such notes have been repaid. These restrictions are more fully discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” in Item 7 below.

The transfer agent for our common stock is: The Bank of New York, 101 Barclay Street, New York, New York 10286.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period January 13, 2004, the date of our initial public offering, to December 31, 2006, with the cumulative total return on the NASDAQ Global Market Index and with a selected peer group consisting of us and other companies with comparable market capitalizations between $325 million and $350 million. We selected this particular peer group because the satellite imaging industry does not presently include any reasonably similar public companies which could form the basis of such a comparison. This graph (i) assumes the investment of $100 on January 13, 2004 in our Common Stock (at the initial public offering price of $20.25 per share), the NASDAQ Market Index, and the peer group identified above and (ii) assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GEOEYE, INC.,
NASDAQ MARKET INDEX AND A PEER GROUP

ASSUMES $100 INVESTED ON JAN. 13, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	1/13/04	12/31/04	12/31/05	12/31/06
GeoEye, Inc.	100.00	91.36	54.07	95.56
Peer Group Index	100.00	99.26	97.41	114.34
NASDAQ Market Index	100.00	108.41	110.79	122.16

Pursuant to SEC Rules, the foregoing Performance Graph is not “soliciting material”, is not deemed filed with the Commission and is not incorporated by reference with the Company’s Annual Report on Form 10-K, whether made before or after the date hereof and irrespective of any general incorporation language in such report.

Item 6.	Selected Financial Data.

On April 5, 2002, Orbital Imaging Corporation (the “Predecessor Company”) filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Eastern District of Virginia (the “Bankruptcy Court”). The Predecessor Company had previously announced publicly that it intended to take such action in furtherance of its plan to reorganize and had been in negotiations with its senior noteholders, holders of its Series A Preferred Stock and Orbital Sciences Corporation, its majority stockholder. The Predecessor Company officially emerged from bankruptcy protection effective December 31, 2003 (the “Effective Date”). Upon reorganization, the Orbital Imaging Corporation changed its name to ORBIMAGE Inc. (the “Successor Company”).

In connection with the emergence from Chapter 11, ORBIMAGE Inc. reflected the terms of its Plan of Reorganization, which was confirmed by the Bankruptcy Court on October 24, 2003, in its financial statements in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start accounting”). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) was deemed to be created on the Effective Date and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for the years ended December 31, 2003 and prior generally are not comparable to those of the Successor Company. In this Form 10-K, references to the periods ended December 31, 2003 and prior refer to the Predecessor Company, and the financial position as of December 31, 2003 and the periods ended subsequent to December 31, 2003 are reported as Successor Company.

The following information should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor Company			Predecessor Company
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Statement of Operations Data:
Revenues	$151,168	$40,702	$31,020	$9,219	$15,552
Direct expenses	82,837	38,116	33,754	10,697	10,498
Gross profit (loss)	68,331	2,586	(2,734)	(1,478)	5,054
Selling, general and administrative expenses	25,103	12,341	11,746	4,744	4,060
Asset losses and impairment charges	—	—	—	18,205	5,115
Earnings (loss) from operations	43,228	(9,755)	(14,480)	(24,427)	(4,121)
Interest expense, net(1)	21,744	14,083	10,259	1,303	8,085
Unrealized gain on derivative instrument	(2,636)	(2,341)	—	—	—
Loss from early extinguishment of debt	—	2,758	—	—	—
Reorganization items, net(2)	—	—	—	110,019	(18,396)
Earnings (loss) before provision for income taxes	24,120	(24,255)	(24,739)	84,289	(30,602)
Provision for income taxes	714	—	—	—	—
Net earnings (loss)	23,406	(24,255)	(24,739)	84,289	(30,602)
Earnings (loss) per diluted share	1.08	(1.50)	(3.80)	1.73	(1.26)
Other Data:
Cash flows from operating activities	102,230	125,531	27,500	(2,987)	(5,118)
Cash flows from investing activities	(138,855)	(179,598)	(3,530)	(9,118)	(1,990)
Cash flows from financing activities	9,805	220,006	22,190	20,217	—
Capital expenditures	110,155	171,757	3,530	21,402	1,990
Depreciation and amortization expense	28,347	23,191	21,923	3,356	6,454
Interest paid in kind(3)	—	—	11,903	1,403	—

					Predecessor
	Successor Company				Company
	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$199,684	$226,504	$60,565	$14,405	$6,293
Total assets	691,817	570,266	249,146	153,319	136,578
Current liabilities(4)	95,780	54,745	53,749	5,394	247,322
Long-term obligations(4)	246,075	245,361	85,018	73,115	—
Deferred revenue — NextView program(5)	184,481	129,625	24,491	—	—
Stockholders’ equity (deficit)	163,118	136,897	85,888	74,810	(221,894)

(1)	Excludes contractual interest of $26,156 and $19,258 in 2003 and 2002, respectively.

(2)	Reorganization items include the following components:

	Predecessor Company
	Years Ended December 31,
	2003	2002

Reorganization items:
Gain on debt discharge	$116,056	$—
Write off of unamortized debt issuance costs	—	(11,252)
Professional fees	(6,067)	(7,218)
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	30	74

Total reorganization items	$110,019	$(18,396)

(3)	Interest expense paid in kind in 2004 consisted of interest on the ORBIMAGE Senior Notes and the ORBIMAGE Senior Subordinated Notes, all of which was paid in kind from the date of issuance until December 31, 2004. Interest expense paid in kind in 2003 consisted of interest on debt incurred for the purchase of insurance coverage for the OrbView-3 satellite.

(4)	The Predecessor Company defaulted on its senior note obligations which caused them to be reclassified as current liabilities at December 31, 2002. These senior notes were cancelled by the U.S. Bankruptcy Court effective December 31, 2003.

(5)	Represents cost share amounts received by NGA, which are deferred until GeoEye-1 is placed into service and will then be recognized as revenue on a straight-line basis over the imagery delivery term of the program.

Item 7.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial and Operating Data,” and our audited and unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview

GeoEye, Inc., a Delaware corporation (“GeoEye” or the “Company”), together with its consolidated subsidiaries, operates three satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS, OrbView-3 and OrbView-2 satellites, our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. We own the OrbView-3 satellite and have a license to operate and control the OrbView-2 satellite. We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging. In addition, we maintain image processing and production centers at our headquarters in Dulles, Virginia and our Thornton, Colorado facility, as well as an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri.

We also are constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. The launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California. The satellite is being prepared to accommodate the earlier August launch date. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority.

Our principal sources of revenue are the sale of satellite imagery to customers, regional distributors and value-added resellers, and processing and production of imagery and geospatial information. We have entered into several long-term sales contracts to provide imagery products, and in certain circumstances we will be entitled to receive contractual payments in advance of product delivery.

Our direct expenses include the costs of operating the IKONOS, OrbView-3 and OrbView-2 satellites and the related ground systems, as well as construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.

Our net earnings were approximately $24.1 million in 2006, principally as a result of the performance of the acquired assets from Space Imaging. Prior to the acquisition we had incurred losses from operations since our inception. We began generating revenues from OrbView-3 in the first quarter of 2004. At the end of the first quarter of 2004, we commenced OrbView-3 operations for the U.S. Government, our largest customer. Management currently projects that the combined company will generate earnings from operations for 2007.

Business Combinations.  On September 15, 2005, the Company entered into an asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments, which collectively totaled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, the Company entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, whereby the Company agreed to assign all of its rights and certain obligations in, to and under the Purchase Agreement to SI Opco.

The Company made a $6.0 million initial payment to the sellers in September 2005 and completed the acquisition on January 10, 2006 by paying the sellers the remaining $43.0 million pursuant to the terms of the Purchase Agreement. The Company incurred approximately $2.5 million of acquisition-related out-of-pocket expenditures. Under the terms of the Purchase Agreement, the Company acquired Space Imaging LLC’s cash balance at closing, which totaled approximately $14.9 million.

The cash purchase price was principally funded with the issuance of $50 million of indebtedness. The Company made quarterly payments totaling $34.6 million during 2006 and repaid the remaining principal of $15.4 million on February 2, 2007.

The Company’s financial statements reflect the operations of SI Opco from January 10, 2006. The assets acquired from Space Imaging generated most of our revenues and net earnings in 2006, and this is anticipated to be the case for 2007.

Upon closing of the acquisition, the Company adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings Inc. to GeoEye, Inc.

On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired M.J. Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees.

NextView Program.  The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract under the NextView Second Vendor program. As the winning bidder, we are, as prime contractor, constructing a new satellite, which we refer to as GeoEye-1. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under our NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones.

The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. We anticipate that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and state and local customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company. GeoEye-1 is intended to have a design life of seven years and sufficient fuel to operate for up to two additional years. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.

The schedule under the NextView contract originally anticipated a planned launch of GeoEye-1 during the first quarter of 2007. On February 12, 2007, the Company announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California. The satellite is being prepared to accommodate the earlier August launch date. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority.

We intend to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but we believe the premium will cost approximately 15-20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market.

The Company believes that when it is launched and placed into service, the GeoEye-1 satellite will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution panchromatic (black and white) images, and 1.64 meter resolution multi-spectral (color) images, with the capability to take panchromatic images across up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi-spectral images across up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year.

Organization Structure.  The Company was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”).

Prior to the Merger, the Company was a direct, wholly-owned subsidiary of ORBIMAGE Inc. Pursuant to the Merger, each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of the Company and all of the issued and outstanding shares of the Company owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of the Company, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.

In connection with the Merger, the Company assumed ORBIMAGE Inc.’s obligations under its stock incentive plans and warrant agreements. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares at the same exercise price of the Company’s common stock. The Company also assumed ORBIMAGE Inc.’s registration obligations under two registration rights agreements.

The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. The provisions of the certificate of incorporation, including, without limitation, those relating to the authorized capital stock and the bylaws of the Company, are identical to those of ORBIMAGE Inc. prior to the Merger. The directors and executive officers of the Company are the same individuals who were directors and executive officers of ORBIMAGE Inc. immediately prior to the Merger. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by the Company in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to the Company and continue to be the assets of ORBIMAGE Inc.

Industry and Business Considerations

NGA’s requirements for defense and related products and services for 2007 and beyond will continue to be affected by global concerns about terrorism and nuclear proliferation, the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and increased concerns about natural disasters. The 9/11 attacks focused greater attention on the security of our country from terrorists, and Hurricane Katrina focused greater attention on the security of our country from natural phenomena. The President’s budget proposal for fiscal year 2008 and beyond presents a framework to reduce the federal budget deficit while continuing to gather intelligence that may help reduce global terrorism and nuclear proliferation. NGA’s budget is growing, but at lower levels than in prior years. The budget for the Department of Homeland Security is increasing, while spending across other non-defense federal agencies is anticipated to decline through 2011. Recent changes in Congress may affect future funding levels. These changes in the President’s budget plan reflect a commitment to reduce the federal budget deficit and the sentiment that sustained federal deficits could hamper economic growth. We also provide products and services to a number of government agencies other than NGA, including NASA and the U.S. Geological Survey. Although our products and services which address civil government needs are not dependent on defense budgets, they share many of the same risks, as well as other risks unique to the particular programs. Other risks unique to civil government programs may include development of competing products, technological feasibility and product obsolescence.

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

The nature of our international business also makes us subject to the export control regulations of the U.S. Department of Commerce. If these regulations are violated, it could result in monetary penalties and denial of export privileges. We are currently not aware of any violations of export control regulations which could have a material adverse effect on our business or results of operations, cash flows or our financial position.

We continually explore opportunities to expand into adjacent product lines utilizing our existing advanced technology products. We are exploring select acquisitions as well as potential joint ventures, teaming and other business arrangements to help support our portfolio of products and services. We may use some of the cash generated by our Thornton operations, which are not subject to the restrictions contained in our Senior Note agreements (described below), for acquisitions or joint ventures. Some of these business arrangements may include foreign partners. The conduct of international business introduces other risks into our operations, including changing economic conditions, fluctuations in currency values and regulation by foreign countries or possible deterioration of political relations.

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

Revenue Recognition and Contract Accounting.  Our principal source of revenue is the sale of satellite imagery to customers, distributors and value added resellers. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery to our customer. Deferred revenue is recorded when payments are received in advance of the delivery of imagery. As stated previously, NGA is supporting the NextView program with a cost share totaling approximately $237 million spread out over the course of the construction phase of the project and subject to various milestones. These NGA payments are recorded as deferred revenue when received and will be recognized as revenue from when the GeoEye-1 satellite is placed into service through the anticipated imagery purchase period under the program, which we believe will ultimately approximate the life of the satellite.

A portion of our business is derived from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under ground station construction contracts are recognized using the percentage of completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each project. These incurred costs approximate the output of deliverables to our customers. We also derive revenues for maintenance of certain of these ground stations for our customers, which we account for under the straight-line method. Revenue for production-type contracts is recognized using the units-of-delivery method, a modification of the percentage of completion method whereby revenue is recognized based on the contract price of units of a basic production product delivered during a period. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, labor, subcontracting costs and materials, as well as an allocation of indirect costs. Reviews of the status of contracts are performed through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs. We have not incurred any material changes in estimates on its imagery and image processing contracts with the U.S. Government.

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

Long-Lived Assets.  Depreciation of the capitalized costs of our satellites begins when the satellites are placed into service. We depreciate the ground systems assets over the estimated lives of the related satellite assets. Depreciation and amortization are recognized using the straight-line method. We amortized the cost of the OrbView-2 satellite over the 7.5 year design life of the satellite. This amortization ended in the second quarter of 2005. We began depreciating the cost of the OrbView-3 satellite in February 2004 and the IKONOS satellite upon acquisition in January 2006.

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

Goodwill.  We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill, we calculate the fair market value at a reporting unit level using a discounted cash flow approach. If the carrying value of goodwill exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairment existed at December 31, 2006 and 2005.

Results of Operations

Revenues.  Revenues for the years ended December 31, 2006, 2005 and 2004 were $151.2 million, $40.7 million and $31.0 million, respectively. All of the $110.5 million increase in 2006 revenues over 2005 resulted from the operations acquired from Space Imaging. Revenues generated by the operations acquired from Space Imaging, which are now reported by the Company’s SI Opco subsidiary, were $110.8 million for the period from January 10, 2006 to December 31, 2006. Excluding the acquired operations, revenues were comparable with the prior year. In 2006, our contracts under the ClearView program provide for NGA to pay us a minimum of $36 million for IKONOS-related imagery products and $13 million for OrbView-3 related imagery products.

Approximately half of the $9.7 million increase in 2005 revenues over 2004 resulted from additional sales of imagery and production services to NGA under the ClearView program in excess of the original contract award. The remaining increase resulted from the timing of the commencement of OrbView-3 operations for the U.S. Government. In February 2004, the OrbView-3 satellite commenced regular operations for our regional distributor in Japan. In March 2004, we were awarded a contract to supply NGA with imagery and value-added products from the OrbView-3 satellite. NGA’s ClearView award provided us with guaranteed minimum revenues of $27.5 million over two years, of which approximately $10.5 million and $12 million represented minimum commitments to purchase imagery in years one and two, respectively. The contract also provided for NGA to reimburse approximately $5 million for infrastructure costs we incurred to provide the required imagery. In June 2004, we received a task order to provide $6.4 million of production services to NGA under the ClearView program during the first year of the contract. Revenues generated from OrbView-3 products and services were approximately $35.9 million and $26.2 million in 2005 and 2004, respectively.

Direct Expenses.  Direct expenses include the costs of operating and depreciating the IKONOS and OrbView-3 satellites, the operations under the OrbView-2 license and the related ground stations costs associated with the affiliate-owned ground stations. Direct expenses for the years ended December 31, 2006, 2005 and 2004 were $82.8 million, $38.1 million and $33.8 million, respectively. Labor expenses and depreciation represent the largest components of direct expenses. Total depreciation and amoritization expense recorded in 2006, 2005 and 2004 was $28.3 million, $23.2 million and $21.9 million, respectively. Direct expenses incurred by the operations acquired from Space Imaging were $45.0 million for the period from January 10, 2006 to December 31, 2006. In 2006, direct expenses, excluding the acquired operations, were $38.1 million, which is comparable with the prior year.

In 2005, approximately $3.1 million of the increase in direct expenses resulted from the timing of the commencement of the depreciation of the OrbView-3 satellite in February 2004. ORBIMAGE recorded depreciation expense on the OrbView-3 satellite and related ground systems of $21.7 million and $18.6 million for the year ended December 31, 2005 and 2004, respectively. In addition, $1.7 million of the 2005 increase in direct costs resulted from the recognition of ClearView infrastructure enhancement costs that were incurred in 2004 but had been deferred as of December 31, 2004 and amortized over the remaining contract period once the enhancements were accepted by NGA. These increases were offset by a $0.7 million decrease in OrbView-2 depreciation expense that resulted from the satellite reaching the end of its depreciable life in the second quarter of 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses for the years ended December 31, 2006, 2005 and 2004 were $25.1 million, $12.3 million and $11.7 million, respectively. SG&A expenses increased by $11.7 million due to the additional expenses associated with the acquired operations from Space Imaging. Excluding those expenses, SG&A expenses for 2006 increased by $1.1 million as a result of increased staffing requirements across many of the Company’s administrative functions.

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

Interest Expense, net.  Net interest expense for the years ended December 31, 2006, 2005 and 2004 were $21.7 million, $14.1 million and $10.3 million, respectively. The 2006 amount represents interest expense incurred on our Senior Floating Rate Notes of $20.1 million (which includes $2.8 million of amortized prepaid financing costs and excludes $18.5 million of capitalized interest expense) and interest expense incurred on our senior secured term loans incurred in conjunction with the Space Imaging acquisition of $10.1 million (which includes $4.6 million of amortized prepaid financing costs and $1.5 million of discount amortization). The interest rate per annum applicable to the Senior Floating Rate Notes was 13.75 percent, which is fixed through the use of an interest rate swap. The secured term loans incurred interest at the Eurodollar Rate plus an applicable margin, with a maximum annual interest rate of 11 percent. Interest income for 2006 was approximately $8.5 million.

The 2005 interest expense amount represents interest expense of $13.4 million on the Company’s Senior Floating Rate Notes (which includes $1.4 million of amortized prepaid financing costs and excludes $5.8 million of capitalized interest expense) and $4.6 million of interest expense incurred on ORBIMAGE Inc.’s Senior Notes and Senior Subordinated Notes, which were repaid in the first quarter and second quarter of 2005, respectively. The Senior Notes and Senior Subordinated Notes incurred interest at an annual rate of 11.625 percent in 2005, payable in cash on a semiannual basis. Interest income for 2005 was approximately $3.9 million. We recorded net interest expense of approximately $10.3 million during the year ended December 31, 2004, which represents interest incurred on the Senior Notes and Senior Subordinated Notes. Interest expense on both the Senior Notes and the Senior Subordinated Notes was payable in kind at an annual rate of 13.625 percent through December 31, 2004.

Loss from Early Extinguishment of Debt.  On March 31, 2005, ORBIMAGE repaid its Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included $0.6 million representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. Included in the loss amount is approximately $1.2 million which represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the note-holders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and approximately $0.9 million represents payments to certain executive officers for refinancing the notes prior to their maturity in 2008, under the terms of an employment agreement entered into in 2003.

Unrealized Gain on Derivative Instrument.  In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments. The Company recorded an unrealized gain on this derivative instrument of $2.6 million and $2.3 million for the years ended December 31, 2006 and 2005.

Provision (Benefit) for Income Taxes.  The Company recorded an income tax provision of $0.7 million for the year ended December 31, 2006. This provision is principally the result of state income tax expenses incurred associated with the acquired Space Imaging operations. No income tax benefit was recorded for the years ended December 31, 2005 and 2004 due to uncertainty regarding sufficiency of taxable income in future periods. As of December 31, 2006, we had net operating loss carryforwards totaling approximately $169 million, which expire beginning in 2021. Such net operating loss carry-forwards are subject to certain limitations and other restrictions.

Backlog.  Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $259.1 million at December 31, 2006. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $62.0 million at

December 31, 2006. Funded backlog does not include $54 million funded in February 2007 under the Next View program for imagery purchases through December 31, 2007. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. The contracts are generally for terms of up to four years, and the customers have options to renew.

Liquidity and Cash Flows

Net cash provided by operating activities was $102.2 million in 2006, $125.5 million in 2005 and $27.5 million in 2004. In 2006, net income, after adjustments for non-cash items such as depreciation, amortization, unrealized gain on derivative instrument and stock compensation, was $63.5 million. Changes in working capital provided cash of $38.7 million and were primarily attributable to a $58.9 million increase in deferred revenue, which principally represents milestone payments received from NGA for the NextView program through December 2006, offset by decreases in accounts payable and other liabilities of approximately $19.1 million. The Company has received approximately $184.5 million of NextView milestone payments from NGA since inception, which represents all of the payments that were currently available under the milestone schedule.

In 2005, net income, after adjustments for non-cash items such as depreciation, amortization, unrealized gain on derivative instrument, loss on early extinguishment of debt and stock compensation, was $3.0 million. Changes in working capital provided cash of $127.3 million and were primarily attributable to a $103.5 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program through December 2005. The Company has achieved each of the program milestones on the NextView contract from inception through December 31, 2005 in accordance with the milestone schedule. During 2005, the Company received approximately $104.8 million of NextView milestone payments, which represented all of the payments that were available under the milestone schedule. In 2004, net income after adjustments for non-cash items was $13.2 million while changes in working capital provided $14.3 million in net operating cash. Working capital in 2004 was generated principally from OrbView-3 operations, which commenced in 2004.

Investing activities used cash of $138.9 million in 2006, $179.6 million in 2005 and $3.5 million in 2004. In 2006, capital expenditures associated with the NextView program were approximately $108.8 million. This amount includes $30.0 million of amounts payable to subcontractors at the end of 2005 which were paid in 2006, but does not include $32.7 million of 2006 capitalized NextView expenditures payable to subcontractors which will be paid in 2007. In 2006, the Company completed the acquisition of the Space Imaging assets, paid the sellers approximately $43.0 million and incurred $0.7 million of acquisition-related expenditures. The Company assumed Space Imaging LLC’s cash balance of $14.9 million at acquisition.

In 2005, capital expenditures associated with the NextView program were approximately $172.5 million. This amount includes $47.5 million of amounts payable to subcontractors at the end of 2004 which were paid in 2005, but does not include $30.0 million of 2005 capitalized NextView expenditures payable to subcontractors which were paid in 2006. Cash used for investing activities in 2005 also includes an initial payment of $6.0 million for the purchase of Space Imaging and approximately $1.8 million of acquisition-related out-of-pocket expenditures. In 2004, most of the capital expenditures represented internal salary and related costs as well as external costs associated with the in-orbit checkout of OrbView-3 and related systems and costs incurred to build the GeoEye-1 satellite. During 2004, the Company also incurred an additional $47.5 million of capitalized GeoEye-1 costs which were owed to the program’s subcontractors at December 31, 2004 and were paid in 2005.

The Company made on-orbit incentive payments of $1.275 million in May 2006 and May 2005 to Orbital Sciences Corporation (“Orbital Sciences”), the manufacturer of the OrbView-3 system. We made a $1.5 million on-orbit milestone payment to Orbital Sciences in May 2005, the one-year anniversary of the date of acceptance of the OrbView-3 system. We have a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-

launch on-orbit payments in maximum amounts of up to $1.275 million are scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million.

Net cash provided by financing activities was $9.8 million in 2006. As discussed above, on January 10, 2006, the Company entered into a credit agreement whereby SI Opco borrowed $50 million of senior secured term loans on the closing date (the “Credit Agreement”). These term loans were to mature on July 1, 2008. Through December 31, 2006, SI Opco repaid approximately $34.6 million of these loans. On February 2, 2007, SI Opco repaid the remaining $15.4 million principal balance. SI Opco was required to prepay the loans, subject to certain exceptions, with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by SI Holdco and secured by substantially all of the tangible and intangible assets of each of SI Holdco and SI Opco. The Company incurred costs associated with the SI Credit Agreement of $5.6 million which were amortized over the payout period. Expenses associated with the issuance of the SI Credit Agreement were amortized over the term of the debt.

Net cash provided by financing activities in 2005 was $220.0 million. In February 2005, the Company commenced a rights offering in which we issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005 and the offering was oversubscribed. We received approximately $32.6 million from the rights offering on March 24, 2005. We also received $42.5 million of proceeds from the exercise of warrants which were issued in November 2004 to certain private investors associated with a private placement of equity that took place in the fourth quarter of 2004.

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

The Notes were issued at a discount of two percent of total principal. Consequently, the Company received $245 million of cash proceeds at closing. Approximately $8.9 million was used to pay certain transaction-related expenses. The Company recorded a loss of approximately $2.7 million relating to the early extinguishment of the Senior Subordinated Notes during 2005. Included in the loss amount is a prepayment penalty of $0.6 million in accordance with the terms of the associated Senior Notes indenture agreement. Also, approximately $1.2 million represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the noteholders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and $0.9 million represents payments to certain executive officers for refinancing the Senior Notes and Senior Subordinated Notes prior to their maturity in 2008 under the terms of an employment agreement entered into in October 2003.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. We entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes has been fixed at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $5.0 million and has been recorded in other assets in the consolidated balance sheet as of December 31, 2006. Under the instruments governing our senior floating rate notes, we are prohibited from paying dividends until the principal amount of all such notes have been repaid.

On June 29, 2005, we entered into a Registration Rights Agreement under which we were required to file a registration statement within 180 days after the issuance date of the Notes, enabling holders to exchange the notes for publicly registered notes with substantially identical terms. The Notes were registered in June 2006. The failure to comply with the obligations under this agreement required us to pay additional interest on the

Notes at an annual rate of one percent, beginning December 27, 2005. Total additional interest paid under this agreement was $0.5 million.

Net cash provided by financing activities in 2004 was $22.2 million. In conjunction with the NextView program, on November 16, 2004, we completed a private placement in which we issued investment units composed of 3.25 million shares of common stock and warrants to purchase 4.25 million shares of common stock for a purchase price of $10 per share. At the closing of the private placement, we received $32.5 million in gross proceeds. Additionally, we incurred approximately $10.2 million of investment management fees and legal and other professional costs associated with the debt offerings that were executed in 2005.

Our operations are subject to certain risks and uncertainties that are inherent in the remote sensing industry. On March 4, 2007, the OrbView-3 satellite began to experience a problem affecting its image quality. As a result, the satellite is currently not engaged in imagery operations due to technical problems which are being investigated but believed to involve the camera electronics. Telemetry and other data from the spacecraft are being analyzed, and the Company continues to be in communication with and in control of OrbView-3, but it is currently not producing useable imagery. The Company will continue to analyze the problem together with Orbital Sciences, the satellite’s manufacturer, and Northrop Grumman, who provided the sensor. However, until the analysis is complete, it is not possible to say if anything can be done to restore operations or how long this process may take and what, if any, claims the Company will make on our insurance. At the present time, the Company does not have adequate information to determine if a material impairment exists with respect to the satellite nor can the Company provide an estimate of any impact on the Company’s financial condition or results of operation. The Company will seek to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible while this condition continues. OrbView-3 was designed with single-string camera electronic components such that no secondary components exist to serve as back-ups. The GeoEye-1 satellite, currently under construction and to be launched later this year, is based on an entirely different design by different vendors and the camera electronics components are designed with back-up capabilities.

As of December 31, 2006, we had $199.7 million of unrestricted cash and cash equivalents. As stated previously, approximately $32.7 million of this balance is committed for payments to subcontractors under the NextView program. The Company’s performance under the NextView Contract requires significant capital expenditures to complete the development, manufacture and launch of the GeoEye-1 satellite. Total funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million, most of which has been incurred, over a period of approximately two and one half years, most of which has passed. We have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts.

Our cash flows from operating activities have been positive since the commencement of OrbView-3 operations in the first quarter of 2004 and increased as a result of the operations of the former Space Imaging operations. Our operating cash flows are fairly predictable due to payments of guaranteed minimum amounts on our primary imagery contracts by all of our major customers, including the U.S. Government, notwithstanding the technical problem associated with OrbView-3 which we are currently investigating. We have repaid the indebtedness incurred to finance the Space Imaging acquisition with the operating cash flows of the acquired business. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, but our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.

Capital Structure and Resources

At December 31, 2006, our total long-term debt consisted of $250 million of Senior Secured Floating Rate Notes due 2012 and $15.4 million of senior secured term notes from the Space Imaging acquisition, which were repaid in full on February 2, 2007. We also had contractual commitments to repay debt and to make payments under operating leases at December 31, 2006. Payments due under these long-term obligations and commitments are as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$462,156	$49,969	$71,562	$72,500	$268,125
Operating lease commitments	6,050	1,265	2,228	998	1,559

Total contractual cash obligations(1)	$468,206	$51,234	$73,790	$73,498	$269,684

(1)	Excludes annual post-launch OrbView-3 on orbit payments of up to $1.275 million per year for three years for which actual payment amounts are contingent on satellite performance metrics, and includes interest expense associated with the Company’s long-term debt instruments.

The capital stock of the Company consists of 50 million authorized shares of new common stock. These shares currently trade publicly in the NASDAQ Global Market. Another 0.5 million shares of restricted stock and 0.6 million stock options have been issued as employee compensation since emergence from Chapter 11. These shares will vest over periods ranging from one to four years. The Predecessor Company’s outstanding preferred stock and outstanding warrants were cancelled as of the Effective Date. Holders of the Series A preferred stock were issued a pro-rata share of warrants to purchase up to 318,947 shares of Successor Company common stock at $28.22 per share. These warrants expire on December 31, 2007. These warrants were valued by the Successor Company at $2.04 per share. In 2004 and 2005, the Company issued 6.5 million shares of common stock and approximately 6.5 million new warrants (of which approximately 4.3 million were exercised) in conjunction with the NextView program.

As additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, the Company issued to the Lenders warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15.00 per share, expiring January 10, 2009. The Warrants were issued pursuant to a Warrant Agreement, dated as of January 10, 2006, between the Company and The Bank of New York, as Warrant Agent (the “Warrant Agreement”). The Warrants and the Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.

In 2006, in connection with the SI Credit Agreement, the Company established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) 1,000 shares of the Series A Preferred Stock to the Lenders under the SI Credit Agreement. Each share of the Series A Preferred Stock had a Liquidation Preference of $0.01 per share and would mature and be redeemable only when all Senior Credit Obligations (as defined in the SI Credit Agreement) have been paid in full. This preferred stock was valued at its par value and was recorded as a liability in the accompanying balance sheet at December 31, 2006. Upon repayment of the SI Credit Agreement on February 2, 2007, the Series A Preferred Stock was cancelled.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. The new guidance will be effective for the Company on January 1, 2007. The Company is currently analyzing this interpretation and therefore the ultimate impact of adopting FIN 48 is not yet known. Prior periods will not be restated as a result of this required accounting change. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this statement.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risk

The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate swap to mitigate its interest rate exposure with respect to the $250 million of Floating Rate Notes, and used a negotiated cap on the variable interest rate applicable to the $50 million of debt incurred for the purchase of Space Imaging.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders
GeoEye, Inc.
Dulles, VA

We have audited management’s assessment, included in the accompanying Management’s Report on the Financial Statements and Internal Control over Financial Reporting, that GeoEye, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GeoEye, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, GeoEye, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of GeoEye, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Bethesda, Maryland
March 15, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA

We have audited the accompanying consolidated balance sheets of GeoEye, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GeoEye, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Bethesda, Maryland
March 15, 2007

GEOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Revenues	$151,168	$40,702	$31,020
Direct expenses	82,837	38,116	33,754

Gross profit (loss)	68,331	2,586	(2,734)
Selling, general and administrative expenses	25,103	12,341	11,746

Earnings (loss) from operations	43,228	(9,755)	(14,480)
Interest expense, net	21,744	14,083	10,259
Loss from early extinguishment of debt	—	2,758	—
Unrealized gain on derivative instrument	(2,636)	(2,341)	—

Earnings (loss) before provision for income taxes	24,120	(24,255)	(24,739)
Provision for income taxes	714	—	—

Net earnings (loss)	$23,406	$(24,255)	$(24,739)

Earnings (loss) per common share — basic	$1.34	$(1.50)	$(3.80)
Earnings (loss) per common share — diluted	$1.08	$(1.50)	$(3.80)

See accompanying Notes to Consolidated Financial Statements.

GEOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$199,684	$226,504
Receivables net of allowances of $610 and $143, respectively	21,208	9,934
Other current assets	7,285	1,334

Total current assets	228,177	237,772
Property, plant and equipment, less accumulated depreciation of $12,772 and $7,265, respectively	67,389	33,262
Satellites and related rights, less accumulated depreciation and amortization of $60,342 and $37,514, respectively	328,677	241,829
Goodwill	28,490	28,490
Intangible assets	18,394	267
Other assets	20,690	28,646

Total assets	$691,817	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,768	$5,700
Amounts payable to subcontractors	32,721	29,984
Accrued interest payable	17,358	17,342
Current portion of long term debt	15,146	—
Current portion of deferred revenue	7,798	596
Other current liabilities	1,989	1,123

Total current liabilities	95,780	54,745
Long-term debt	246,075	245,361
Deferred revenue, net of current portion	184,481	129,625
Other noncurrent liabilities	2,363	3,638

Total liabilities	528,699	433,369
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,475,234 shares and 17,442,518 shares issued and outstanding at December 31, 2006 and 2005, respectively	175	175
Additional paid-in-capital	188,531	186,137
Unearned compensation	—	(421)
Accumulated deficit	(25,588)	(48,994)

Total stockholders’ equity	163,118	136,897

Total liabilities and stockholders’ equity	$691,817	$570,266

See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings (loss)	$23,406	$(24,255)	$(24,739)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	28,347	23,191	21,923
Amortization of debt discount and issuance costs	9,606	1,892	—
Amortization of intangible assets	3,652	298	187
Loss on disposal of fixed assets	—	—	465
Unrealized gain on derivative instrument	(2,636)	(2,341)	—
Loss on early extinguishment of debt	—	2,758	—
Interest expense paid in kind	—	—	11,903
Stock compensation	1,169	1,424	3,452
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(2,142)	4,802	(11,993)
Other assets	987	1,044	1,000
Accounts payable and accrued expenses	(18,501)	13,222	(773)
Current liabilities	(5,419)	—	—
Noncurrent liabilities	4,854	—	—
Deferred revenue	58,907	103,496	26,075

Net cash provided by operating activities	102,230	125,531	27,500
Cash flows from investing activities:
Capital expenditures	(110,155)	(171,757)	(3,530)
Payment for business acquisition, net of cash acquired	(28,700)	(7,841)	—

Net cash used in investing activities	(138,855)	(179,598)	(3,530)
Cash flows from financing activities:
Issuance of long-term debt	50,000	245,000	—
Repayment of long term debt	(34,557)	(85,018)	—
Costs associated with long-term debt issuance and repayment	(5,670)	(13,816)	(10,174)
Issuances of common stock	32	73,840	32,364

Net cash provided by financing activities	9,805	220,006	22,190
Net (decrease) increase in cash and cash equivalents	(26,820)	165,939	46,160
Cash and cash equivalents, beginning of year	226,504	60,565	14,405

Cash and cash equivalents, end of year	$199,684	$226,504	$60,565

Supplemental cash flow information:
Interest paid	$39,195	$4,295	$—

Non-cash items:
Capital expenditures	$(32,721)	$(34,625)	$(47,545)
Amounts payable to subcontractors	32,721	29,984	47,545

See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
	(In thousands, except share data)

Balance as of December 31, 2003	6,332,993	$63	$78,149	$(3,402)	$—	$74,810
Net loss	—	—	—	—	(24,739)	(24,739)
Issuance of common stock associated with equity offering, net of issuance costs	3,405,001	34	32,330	—	—	32,364
Issuance of restricted stock	179,084	2	1,894	—	—	1,896
Compensation attributable to vesting of restricted stock	—	—	—	1,557	—	1,557

Balance as of December 31, 2004	9,917,078	99	112,373	(1,845)	(24,739)	85,888
Net loss	—	—	—	—	(24,255)	(24,255)
Issuances of common stock	3,275,234	33	31,305	—	—	31,338
Warrants exercised	4,250,206	43	42,459	—	—	42,502
Compensation attributable to vesting of restricted stock	—	—	—	1,424	—	1,424

Balance as of December 31, 2005	17,442,518	175	186,137	(421)	(48,994)	136,897
Net earnings	—	—	—	—	23,406	23,406
Issuance of warrants in connection with debt issuance	—	—	1,614	—	—	1,614
Issuances of common stock	32,716	—	32	—	—	32
Amounts attributable to stock-based compensation	—	—	748	421	—	1,169

Balance as of December 31, 2006	17,475,234	$175	$188,531	$—	$(25,588)	$163,118

See accompanying Notes to Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1)  Business Operations

GeoEye, Inc., a Delaware corporation (“GeoEye”), together with its consolidated subsidiaries (collectively, the “Company,”) is the leading global provider of Earth imagery products and services. GeoEye operates an integrated system of digital remote sensing satellites, U.S. and international ground stations and sales channels to collect, process and distribute Earth imagery products. The Company’s IKONOS satellite, launched in 1999, was acquired by the Company on January 10, 2006. The OrbView-3 satellite was launched in 2003. Both satellites provide 1.0-meter panchromatic (black and white) and 4.0-meter multispectral (color) imagery of the Earth. This imagery supports a wide range of applications including general mapping and charting, defense and intelligence, and commercial applications. GeoEye recognized revenue related to the IKONOS satellite of $110.8 million for the year ended December 31, 2006, and recognized revenue from the OrbView-3 satellite of $24.6 million, $35.9 million and $23.2 million for the years ended December 31, 2006, 2005 and 2004 respectively. The Company’s OrbView-2 satellite was launched in 1997 and collects 1.0 kilometer resolution multi-spectral imagery that supports a wide array of projects focusing on global environmental monitoring. The Company recognized revenue related to the OrbView-2 satellite of $6.4 million, $4.6 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004 respectively.

The Company was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger (the “Merger”) as described below.

Prior to the Merger, the Company, then called ORBIMAGE Holdings Inc. (“ORBIMAGE Holdings”), was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of ORBIMAGE Holdings. Both the Company and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of the Company, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of the Company owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.

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

In 2005, the Company formed ORBIMAGE SI Holdco Inc. (“SI Holdco”), a Delaware corporation and a wholly-owned direct subsidiary of the Company, and ORBIMAGE SI Opco Inc. (“SI Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, to effect the acquisition of the operating assets of Space Imaging LLC, as discussed in Note 4 below. On September 28, 2006, the stockholders of ORBIMAGE Holdings approved an amendment to the Certificate of Incorporation changing the corporate name from ORBIMAGE Holdings Inc. to GeoEye, Inc.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)  Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of wholly-owned subsidiaries which the Company controls. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in its financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery to our customer. Deferred revenue represents receipts in advance of the delivery of imagery and are generally recognized as current liabilities. We also derive revenues for maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenue for other services is recognized as services are performed.

Revenue is recognized on contracts to provide image processing services using the units-of-delivery method, a modification of the percentage of completion method whereby revenue is recognized based on the contract price of units of a basic production product delivered during a period. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $2.3 million and $1.8 million at December 31, 2006 and 2005, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

Much of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with the Company, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company’s stock incentive plans provide for the grant of various types of stock-based incentive awards, including stock options, restricted stock and other stock-based grants. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation. All grants or awards made under the plans are governed by written agreements between the Company and the participants.

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

Under the modified prospective method, compensation costs recognized in 2006 includes: (1) compensation cost for all share-based payments granted prior to but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized over the vesting period for active participants. The Company recognized expense associated with stock-based compensation of approximately $1.2 million in 2006, which reduced earnings per basic share by $0.07 and reduced earnings per diluted share by $0.05. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Volatility	55.94% - 63.87%
Dividend yield	0.0%
Risk-free interest rate	4.34% - 4.70%
Expected average life	5.5 years - 6.24 years
Exercise price per option	$10.00 - $16.82

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

Compensation expense for employee stock-based compensation plans for the years ended December 31, 2005 and 2004 was measured using the market value as of the measurement date as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation expense was recognized over the restriction period for the restricted stock grants to the employees.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the options’ estimated fair values were amortized to expense over the options’ vesting periods. The Company’s pro forma information follows for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	2005	2004

Net loss:
Net loss available to common stockholders	$(24,255)	$(24,739)
Fair value-based compensation cost, net of taxes	(396)	(95)

Pro forma net loss available to common stockholders	$(24,651)	$(24,834)

Loss per common share — basic
As reported	$(1.50)	$(3.80)

Pro forma	$(1.52)	$(3.81)

Loss per common share — diluted
As reported	$(1.50)	$(3.80)

Pro forma	$(1.52)	$(3.81)

There were no stock option grants made during 2005. The fair value of options granted in 2004 was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Volatility	62.5%
Dividend yield	0.0%
Risk-free interest rate	3.7%–3.9%
Expected average life	6.24–6.33 years
Exercise price per option	$6.50–$18.25

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of operating cash in excess of FDIC insured limits and temporary cash investments. GeoEye places temporary cash investments with high credit quality financial institutions that invest primarily in U.S. Government instruments.

Inventory

Inventory principally consists of purchased equipment and software for modifying the ground stations of certain major customers that allow for the capability for communicating with a satellite for scheduling data collection, receiving and processing imagery and distributing imagery products. These costs are classified as current assets as the modifications were expected to be completed and sold to third parties within one year.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recovery of Long-Lived Assets

The Company’s policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment losses are recognized when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair market value is determined primarily using the projected future cash flows.

Goodwill and Intangible Assets

We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill, we calculate the fair market value at a reporting unit level using a discounted cash flow approach. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. The Company performed an impairment test of its goodwill and determined that no impairment of recorded goodwill existed at December 31, 2006 and 2005, respectively.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Derivative Instruments and Hedging Activities

The Company uses a derivative financial instrument to manage its exposure to fluctuations in interest rates on its long-term debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company accounts for interest rate swaps in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. Changes in the fair value of the Company’s existing derivative financial instrument are recorded in net earnings.

Satellites and Related Rights and Property, Plant and Equipment

Costs associated with the construction of satellites and related ground systems are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with the construction in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as well as the cost of any applicable launch insurance.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 7 years
OrbView-2	7 1/2 years
OrbView-3	5 years
IKONOS	2 1/2 years
Leasehold improvements	Shorter of estimated useful life or lease term

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. The new guidance will be effective for the Company on January 1, 2007. The Company is currently analyzing this interpretation and therefore the ultimate impact of adopting FIN 48 is not yet known. Prior periods will not be restated as a result of this required accounting change. The Company is currently in the process of assessing the impact the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (SFAS 159). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible,

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this statement.

(3)  Space Imaging Acquisition

On September 15, 2005, the Company and ORBIMAGE Inc. (together, “ORBIMAGE”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt during the period from the signing of the Purchase Agreement to closing as well as certain other adjustments, which collectively totaled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, ORBIMAGE entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with SI Opco., whereby ORBIMAGE agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to SI Opco.

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

The Company made a $6.0 million initial payment to the sellers in September 2005 and incurred approximately $1.8 million of acquisition-related out-of — pocket expenditures through December 31, 2005, which are included in other assets in the consolidated December 31, 2005 balance sheet.

On January 10, 2006, SI Opco completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $36.5 million and placed $6.5 million into a collateral account on behalf of the sellers to cover any subsequent purchase price adjustments. The collateral account balance was released approximately nine months after completion of the transaction. The acquisition was funded with the issuance of $50 million of indebtedness under the Credit Agreement (as described in Note 11 below) and cash of Space Imaging LLC acquired in the acquisition. The Company incurred an additional $0.7 million of acquisition-related out-of-pocket expenditures during 2006. The Company’s condensed consolidated financial statements reflect the operations of SI Opco from January 10, 2006, the date of acquisition of the operating net assets of Space Imaging.

The cost of the acquisition of Space Imaging’s net operating assets was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the fair value of the assets acquired and liabilities assumed over the cost of the acquisition has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for any other current assets. This allocation is subject to revision;

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent revisions, if any, are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash consideration	$48,986
Direct acquisition costs	2,497

Total purchase price	$51,483

Allocation of purchase price:
Cash and cash equivalents	$14,942
Receivables	11,808
Other current assets	3,275
Property, plant and equipment	17,891
Purchased intangible assets	19,657
Other assets	2,111

Total assets acquired	69,684
Total liabilities assumed	(18,201)

Total purchase price	$51,483

The Company used an independent third party appraisal to determine the value of the purchased intangible assets. The components of the intangible assets listed in the above table as of the acquisition date are as follows:

	Amount	Life

Contracts/customer relationships	$17,591	9 years
Trade name	1,208	5 years
Patents and other	858	5 years

Total	$19,657	8.6 years

The effect of the acquisition of Space Imaging, including the incurrence of debt, is included in the Company’s balance sheet as of December 31, 2006. Consequently, no pro forma condensed consolidated balance sheets are provided herein. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The pro forma condensed consolidated statements of operations for the two years ended December 31, 2006 have been prepared as if the Space Imaging acquisition occurred on January 1, 2005, and are provided for informational purposes only and are not necessarily indicative of the past or future results of the operations of the Company.

	2006	2005

Revenues	$154,459	$165,313
Operating income	45,045	10,561
Net earnings (loss)	24,219	(23,054)
Earnings per common share —
Basic	$1.39	$(1.33)
Diluted	$1.12	$(1.33)

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract under the NextView Second Vendor program. As the winning bidder, we are, as prime contractor, constructing a new satellite, which we refer to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of December 31, 2006, NGA had paid the Company approximately $184.5 million. GeoEye is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis through the anticipated imagery purchase period under the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total annual incurred costs of the GeoEye-1 satellite and related ground systems incurred were approximately $108.8 million and $149.0 million during 2006 and 2005, respectively. Approximately $32.7 million and $30.0 million of these amounts were payable to subcontractors at December 31, 2006 and 2005, respectively.

The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the NextView contract.

The schedule under the NextView contract originally anticipated a planned launch of GeoEye-1 during the first quarter of 2007. On February 12, 2007, the Company announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California. The satellite is being prepared to accommodate the earlier August launch date. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority. The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company believes the premium will cost approximately 15-20 percent of the coverage amount if the insurance market at the time such insurance is purchased is similar to the current market.

The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred, over a period of approximately two and one half years, most of which has passed. The Company is using funds for these expenditures from a combination of (i) an issuance of $65 million of equity raised through a combination of a private offering and a rights offering to its existing stockholders, (ii) an issuance of $155 million of additional indebtedness, and (iii) cash flow generated by the Company’s existing business.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Comprehensive Income (Loss)

For the years ended December 31, 2006, 2005 and 2004, there were no material differences between net earnings (loss) as reported and comprehensive income (loss).

(6)  Earnings (Loss) Per Common Share

The computations of basic and diluted loss per common share were as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands, except share data):

	2006	2005	2004

Numerator for basic and diluted earnings (loss) per common share:
Net earnings (loss) available to common stockholders	$23,406	$(24,255)	$(24,739)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,416,490	16,213,446	6,513,231
Dilutive effect of warrants, restricted stock and stock options	4,159,421	(a )	(a )

Average number of common shares outstanding for diluted computations	21,575,911	16,213,446	6,513,231

Earnings (loss) per common share — basic	$1.34	$(1.50)	$(3.80)

Earnings (loss) per common share — diluted(a)	$1.08	$(1.50)	$(3.80)

(a)	All warrants, restricted stock and stock options of the Company were antidilutive for the years ended December 31, 2005 and 2004 because the Company incurred a net loss. There were 4,003,982 antidilutive securities and 5,173,316 antidilutive securities at December 31, 2005 and 2004, respectively.

(7)  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Land and buildings	$6,016	$213
Ground system assets	66,113	36,543
Furniture and equipment	6,492	2,604
Leasehold improvements	1,540	1,167
Accumulated depreciation and amortization	(12,772)	(7,265)

Total	$67,389	$33,262

Depreciation and amortization expense was $5.5 million, $3.8 million, and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)  Satellites and Related Rights

Satellites and related rights consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

In service:
OrbView-3 satellite	$93,958	$93,958
IKONOS satellite	9,166	—
OrbView-2 (operated pursuant to License)	3,054	3,054
Accumulated depreciation and amortization	(60,342)	(37,514)

	45,836	59,498
Satellites in process	282,841	182,331

Total	$328,677	$241,829

In January 2006 the Company acquired the IKONOS satellite, which is being depreciated over its estimated remaining useful life of 2.5 years. The total capitalized cost of the OrbView-3 system is being depreciated over its five-year design life. Total satellite depreciation and amortization expense was $22.8 million, $19.4 million, and $18.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On March 4, 2007, the OrbView-3 satellite began to experience a problem affecting its image quality. As a result, the satellite is currently not engaged in imagery operations due to technical problems which are being investigated but believed to involve the camera electronics. Telemetry and other data from the spacecraft are being analyzed, and the Company continues to be in communication with and in control of OrbView-3, but it is currently not producing useable imagery. The Company will continue to analyze the problem together with Orbital Sciences, the satellite’s manufacturer, and Northrop Grumman, who provided the sensor. However, until the analysis is complete, it is not possible to say if anything can be done to restore operations or how long this process may take and what, if any, claims the Company will make on our insurance. At the present time, the Company does not have adequate information to determine if a material impairment exists with respect to the satellite nor can the Company provide an estimate of any impact on the Company’s financial condition or results of operation. The Company will seek to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible while this condition continues. OrbView-3 was designed with single-string camera electronic components such that no secondary components exist to serve as back-ups. The GeoEye-1 satellite, currently under construction and to be launched later this year, is based on an entirely different design by different vendors and the camera electronics components are designed with back-up capabilities.

During the second quarter of 2005, the Company paid $1.5 million to Orbital Sciences Corporation (“Orbital Sciences”), the manufacturer of the OrbView-3 satellite, for an on-orbit milestone payment due on the OrbView-3 system. The Company is also responsible to make annual post-launch on-orbit payments on Orbital Sciences of up to $1.275 million, payable on each of the first five anniversaries of the acceptance by the Company of the OrbView-3 system, for a total maximum obligation of $6.375 million. In 2006 and 2005, the Company paid Orbital Sciences the maximum annual obligation payment of $1.275 million. The Company capitalized the net present value of the remaining obligations and is depreciating them over the remaining design life of the OrbView-3 system. The Company also established a liability for the net present value of the remaining obligation to Orbital Sciences and will reduce the liability as payments are made.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)  Intangible Assets

Intangible assets consisted of the following at December 31, 2006 and 2005 (in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Value	Life

2006
Contracts/customer relationships	$17,591	$(1,814)	$15,777	8.5 years
Capitalized archive costs	2,003	(1,263)	740	0.6 years
Trade name	1,208	(224)	984	4.5 years
Patents and other	1,459	(566)	893	3.3 years

Total intangible assets	$22,261	$(3,867)	$18,394	5.0 years

2005
Patents and other	$482	$(215)	$267	3.0 years

Total intangible assets	$482	$(215)	$267	3.0 years

Total amortization expense related to intangible assets was $3.7 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense related to other intangible assets at December 31, 2006 is as follows (in thousands):

2007	$3,315
2008	2,453
2009	2,375
2010	2,368
2011	1,966
Thereafter	5,917

$18,394

(10)  Income Taxes

The components of the Company’s tax provision from continuing operations are as follows (in thousands):

	2006	2005	2004

Current provision:
U.S. Federal	$535	$—	$—
State	469	—	—

	1,004	—	—
Deferred provision:
U.S. Federal	(311)	—	—
State	21	—	—

	(290)	—	—
Total provision (benefit) for income taxes	$714	$—	$—

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the tax provision (benefit) calculated at the statutory Federal income tax rate and the actual tax provision (benefit) for each of those years are as follows:

	2006	2005	2004

U.S. Federal tax at statutory rate	$8,442	$(8,247)	$(8,411)
State income taxes, net	1,243	(1,059)	(1,041)
Adjustment of deferred tax liabilities	—	8,219	—
Valuation allowance	(8,179)	1,399	9,452
Other	(792)	(312)	—

Total tax provision	$714	$—	$—

The primary components of federal deferred tax assets and liabilities were as follows (in thousands):

	2006	2005

Deferred tax assets related to:
Net operating loss carryforward	$64,665	$73,698
Other	2,974	561

Deferred tax assets	67,639	74,259
Less: valuation allowance	(61,014)	(69,192)

Deferred tax assets	6,625	5,067
Deferred tax liabilities related to:
Property, plant and equipment	(4,182)	(4,900)
Amortization	(246)	(167)
Other	(1,907)	—

Deferred tax liabilities	(6,335)	(5,067)

Net deferred tax assets	$290	$—

The change in valuation allowance is principally the result of the utilization of net operating loss carryforwards in 2006. We believe it is more likely than not that our existing deferred tax assets will not be realized. As of December 31, 2006, we had net operating loss carryforwards totaling approximately $169 million which expire beginning in 2021. Such net operating loss carryforwards are subject to certain limitations and other restrictions.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)  Debt

Long term debt consisted of the following as December 31, 2006 and 2005 (in thousands):

	2006	2005

Senior Secured Floating Rate Notes	$250,000	$250,000
Less: unamortized debt discount	(3,925)	(4,639)

	246,075	245,361

OISIO Credit Agreement	15,443	—
Less: unamortized debt discount	(297)	—

	15,146	—

Total debt	261,221	245,361
Less: current portion	(15,146)	—

Total long-term debt	$246,075	$245,361

On June 29, 2005, the Company issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Senior Floating Rate Notes”). The Senior Floating Rate Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. In connection with this issuance, the Company entered into a Security Agreement with The Bank of New York, as Collateral Agent, pursuant to which the Company granted a first priority lien on and security interest in substantially all of the assets of the Company. The Senior Floating Rate Notes were issued at a discount of two percent of total principal; consequently, the Company received $245 million of cash proceeds at closing. The Company recorded a loss of approximately $2.1 million relating to the early extinguishment of the Senior Subordinated Notes in the third quarter of 2005.

The Senior Floating Rate Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. The Company entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this derivative instrument is approximately $5.0 million and has been recorded in other assets in the consolidated balance sheet at December 31, 2006. The Company recorded unrealized gains on this derivative instrument of $2.6 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. Expenses associated with the issuance of the Senior Floating Rate Notes were capitalized and are amortized over the term of the Notes using the effective interest rate method. As of December 31, 2006, total unamortized prepaid financing costs related to the Senior Floating Rate Notes were $15.5 million and were included in noncurrent assets on the Company’s balance sheet.

The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $24.4 and $5.8 million as of December 31, 2006 and 2005, respectively.

Under the instruments governing the Senior Floating Rate Notes, the Company is prohibited from paying dividends until the principal amount of the Notes has been repaid. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by dividend or loan. There are also no restrictions on the ability of SI Opco to use funds generated from its operations.

On January 10, 2006, the Company, SI Opco and ORBIMAGE SI Holdco Inc. (“SI Holdco”), an indirect wholly owned subsidiary of the Company and the parent company of SI Opco, entered into a Credit Agreement (the “SI Credit Agreement”) with the Lenders named therein, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and The Bank of New York, as Collateral Agent whereby SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans were to mature on July 1, 2008, at which time the principal amount of the loans were required to be paid in full. The interest rate per annum applicable to loans was the Eurodollar Rate plus an applicable margin. At no time was the Eurodollar Rate to be less than 3.00 percent or more than 5.00 percent. During 2006, the interest rate on the loans was approximately 11 percent. SI Opco was to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by SI Holdco and secured by substantially all of the tangible and intangible assets of each of SI Holdco and SI Opco. As of December 31, 2006, SI Opco repaid approximately $34.6 million of these loans. On February 2, 2007, SI Opco repaid the remaining $15.4 million principal balance.

The Company incurred costs associated with the SI Credit Agreement of $5.6 million which were amortized over the expected payout period. Expenses associated with the issuance of the SI Credit Agreement were amortized over the term of the debt. For the year ended December 31, 2006, total financing costs recognized in interest expense were $3.9 million and total unamortized prepaid financing costs were $1.0 million.

As additional consideration to the Lenders under the Credit Agreement for making the Loans thereunder, the Company issued to the Lenders warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15.00 per share. These warrants expire January 10, 2009. The warrants provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance. The assumptions used to determine the value of the warrants at issuance were volatility of 62.53%, dividend yield of 0%, risk-free interest rate of 4.36% and expected term of 3 years. These warrants were recorded as additional paid in capital at issuance and were amortized over the term of the debt.

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

(12)  Leases

Total rental expense under operating leases was $1.1 million, $1.0 million, and $0.8 million for the years ended December 31, 2006, 2005, and 2004. Aggregate minimum rental commitments under non-cancelable

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases (primarily for office space and equipment) as of December 31, 2006 were as follows (in thousands):

2007	$1,265
2008	1,166
2009	1,062
2010	998
2011	1,025
Thereafter	534

$6,050

(13)  Employee Benefit Plan

Prior to January 10, 2006, all of the Company’s employees participated in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the “ORBIMAGE Plan”) established in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. On January 10, 2006, concurrent with the Space Imaging acquisition, the Company assumed control of the Space Imaging, Inc. Retirement Savings Plan (the “SI Plan”), which was also a defined contribution plan established in accordance with Section 401(k) of the Code. On July 31, the SI Plan was terminated. On August 1, 2006, the SI Plan assets were transferred into the ORBIMAGE Plan, and the name of the ORBIMAGE Plan was changed to the GeoEye Retirement Savings Plan. The Company’s contributions to the plans are made based on certain plan provisions and at the discretion of the Board of Directors. The annual contribution expense was $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(14)  Capital Stock

The capital stock of the Company consists of 50,000,000 authorized shares of new common stock and warrants to purchase up to 318,947 shares of new common stock at $28.22 per share. These warrants expire on December 31, 2007. The fair value of the warrants were $2.17 and $1.26 per share using the Black-Scholes options pricing model at December 31, 2006 and 2005, respectively. This model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the warrant being valued, and requires certain assumptions, such as the expected amount of time a warrant will be outstanding until it is exercised or it expires, to calculate the fair value per share of warrants issued. The assumptions used to determine the value of the warrants at December 31, 2006 and 2005 were as follows:

	2006	2005

Volatility	56.1%	62.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	5.0%	4.4%
Expected average life	1 year	2 years
Exercise price per warrant	$28.22	$28.22

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock and one warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005. The Company received approximately $32.5 million from the rights offering.

The activity of outstanding warrants to purchase common stock during the years ended December 31, 2006, 2005 and 2004, was as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding — beginning of year	3,568,741	$11.63	4,568,947	$11.27	318,947	$28.22
Granted	500,000	15.00	3,250,000	10.00	4,250,000	10.00
Exercised	(510)	10.00	(4,250,206)	10.00	—	—
Canceled	—	—	—	—	—	—

Outstanding and exercisable — end of year	4,068,231	$12.04	3,568,741	$11.63	4,568,947	$11.27

The expiration of the warrants ranges from four to ten years from the date of issuance.

(15)  Stock Incentive Plans

In September 2006, the stockholders approved the 2006 Omnibus Stock and Performance Incentive Plan (the “2006 Plan”). Under the 2006 Plan, employees, consultants and nonemployee directors of the Company may be granted various types of awards. Under the 2006 Plan, options to purchase shares of the Company’s Common Stock and stock appreciation rights may be granted, but exercise prices can be no less than the share’s fair market value (as defined) on the date of grant. In addition, the 2006 Plan permits grants of shares of the Company’s Common Stock, rights to receive shares of the Company’s common stock, cash or a combination of the foregoing, including restricted stock, unrestricted stock, stock units and restricted stock units. The 2006 Plan also provides for cash or stock bonus awards based on objective goals pre-established by the Compensation Committee of the Board of Directors. The 2006 Plan currently provides for a maximum of 1,700,000 shares of the Company’s Common Stock as to which awards may be granted. No more than 1,000,000 shares of Common Stock shall be available for incentive stock awards. No more than 1,500,000 shares of Common Stock shall be available for stock awards. No employee may be granted, in any one-year period, options or stock appreciation rights that are exercisable for more than 200,000 shares of Common Stock, stock awards covering more than 200,000 shares of Common Stock, or cash awards having a value greater than $2,000,000. Nonemployee directors may not be granted, in any one-year period, options that are exercisable for more than 20,000 shares of Common Stock or stock awards covering or relating to more than 20,000 shares of Common Stock. The 2006 Plan has a term of ten years. The 2006 Plan is intended to replace the Company’s 2003 Employee Stock Incentive Plan and the 2004 Non-employee Director Equity Incentive Plan, under which stock options, restricted stock and other stock-based awards were granted to employees, officers, directors, consultants or advisors.

Stock Options

In 2006, the Company granted stock options that will vest in annual increments of 25 percent commencing December 31, 2006. The Company also granted options in 2006 to employees associated with the GeoEye-1 satellite construction program which vest contingent upon certain events. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant;

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)

Outstanding at December 31, 2005	295,338	$7.36
Granted	193,000	13.16
Exercised	(5,016)	6.50
Forfeited	(21,837)	6.50

Outstanding at December 31, 2006	461,485	9.84	8.9	$4,270

Exercisable at December 31, 2006	199,976	$8.21	7.8	$2,570

The intrinsic value of options exercised during 2006 was $0.1 million. The fair value of options that vested during 2006 was $0.9 million.

Restricted Stock

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Stock	No. of Shares	Fair Value

Nonvested at January 1, 2006	139,903	$10.62
Granted	27,800	14.46
Forfeited	(3,500)	16.20
Vested	(125,903)	9.12

Nonvested at December 31, 2006	38,300	$13.87

As of December 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

(16)  Information on Industry Segments and Major Customers

Prior to the acquisition of Space Imaging, the Company operated as one reportable segment. With the acquisition completed the Company now operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. The Imagery segment provides image-derived geospatial intelligence to commercial businesses and government organizations. The Production and Other Services segment provides advanced image processing and photogrammetry as well as our SeaStar fishing information products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above. In the following tables of financial data (amounts in thousands), the prior periods have been conformed to the current year presentation.

	Years Ended December 31,
	2006	2005	2004

Revenues
Imagery	$118,981	$23,263	$20,973
Production and Other Services	32,187	17,439	10,047

Total revenues	$151,168	$40,702	$31,020

Operating profit (loss)
Imagery	$26,948	$(18,834)	$(15,224)
Production and Other Services	16,280	9,079	744

Total operating profit (loss)	$43,228	$(9,755)	$(14,480)

Depreciation and amortization
Imagery	$27,806	$22,879	$21,707
Production and Other Services	541	312	216

Total depreciation and amortization	$28,347	$23,191	$21,923

Amortization of intangible assets
Imagery	$3,652	$90	$83
Production and Other Services	—	208	104

Total amortization of intangible assets	$3,652	$298	$187

Capital Expenditures
Imagery	$103,572	$163,132	$3,172
Production and Other Services	6,583	8,625	358

Total capital expenditures	$110,155	$171,757	$3,530

	December 31,
	2006	2005	2004

Identifiable assets
Imagery	$444,638	$299,677	$162,192
Production and Other Services	23,963	13,971	13,533

Total segment assets	468,601	313,648	175,725
Corporate	223,216	256,618	73,421

Total identifiable assets	$691,817	$570,266	$249,146

Total domestic and foreign sales for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Domestic	$80,996	$25,392	$16,567
Foreign	70,172	15,310	14,453

Total	$151,168	$40,702	$31,020

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GeoEye recognized revenue related to contracts with the U.S. Government, its largest customer, of $70.6 million, $24.7 million and $15.9 million for the years ended December 31, 2006, 2005 and 2004, representing 47 percent, 61 percent and 51 percent of total revenues, respectively. The Company had no other customers for whom revenues exceeded 10 percent of total revenues. The Company recognized revenue during 2005 of $5.0 million, $3.6 million and $2.8 million associated with sales of OrbView-3 imagery to its three largest international customers, which represents 12 percent, 9 percent and 7 percent of total revenues recognized, respectively. During 2004, the Company recognized revenue of $3.8 million, $3.2 million and $4.5 million to the same customers, which represents 12 percent, 10 percent and 14 percent, respectively, of total revenues recognized.

(17)  Summary of Quarterly Information (Unaudited)

	2006 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)

Revenues	$30,257	$35,143	$43,531	$42,237
Gross profit	9,828	14,957	23,313	20,233
Net earnings	552	6,234	10,367	6,253
Earnings per diluted share	$0.03	$0.29	$0.48	$0.28

	2005 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)

Revenues	$8,659	$8,501	$11,197	$12,345
Gross profit (loss)	(241)	(757)	1,512	2,072
Net loss	(5,522)	(6,816)	(6,840)	(5,077)
Loss per diluted share	$(0.43)	$(0.39)	$(0.40)	$(0.28)

(18)  Subsequent Event

On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired M.J. Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees.

(19)  Financial Information of Guarantor Subsidiary

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following condensed consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiaries and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. No financial information is presented for the year ended December 31, 2004 because the Company operated as one legal entity at that time.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$40,728	$110,781	$(341)	$151,168
Direct expenses	—	38,143	45,035	(341)	82,837

Gross profit	—	2,585	65,746	—	68,331
Selling, general and administrative expenses	—	13,387	11,716	—	25,103

Earnings (loss) from operations	—	(10,802)	54,030	—	43,228
Interest expense (income), net	17,818	(6,027)	9,953	—	21,744
Unrealized gain on derivative instrument	(2,636)	—	—	—	(2,636)
Equity in earnings of subsidiaries	39,095	—	—	(39,095)	—

Earnings (loss) before provision for income taxes	23,913	(4,775)	44,077	(39,095)	24,120
Provision for income taxes	507	—	207	—	714

Net income (loss)	$23,406	$(4,775)	$43,870	$(39,095)	$23,406

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
		(In thousands)

Revenues	$—	$40,702	$—	$—	$40,702
Direct expenses	—	38,116	—	—	38,116

Gross profit	—	2,586	—	—	2,586
Selling, general and administrative expenses	4	12,337	—	—	12,341

Loss from operations	(4)	(9,751)			(9,755)
Interest expense, net	12,880	1,203	—	—	14,083
Loss from early extinguishment of debt	—	2,758	—	—	2,758
Unrealized gain on derivative instrument	(2,341)	—	—	—	(2,341)
Equity in earnings of subsidiaries	(13,712)	—	—	13,712	—

Loss before benefit for income taxes	(24,255)	(13,712)	—	13,712	(24,255)
Benefit for income taxes	—	—	—	—	—

Net loss	$(24,255)	$(13,712)	$—	$13,712	$(24,255)

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$55,056	$105,056	$39,572	$—	$199,684
Receivables, net	—	8,351	12,857	—	21,208
Amounts due from related parties	55,107	—	—	(55,107)	—
Other current assets	3	1,192	6,090	—	7,285

Total current assets	110,166	114,599	58,519	(55,107)	228,177
Property, plant and equipment, net	—	58,025	9,364	—	67,389
Satellites and related rights, net	—	322,952	5,725	—	328,677
Investment in subsidiaries	296,345	—	—	(296,345)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	178	18,216	—	18,394
Other assets	20,481	209	—	—	20,690

Total assets	$426,992	$524,453	$91,824	$(351,452)	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$11,692	$9,076	$—	$20,768
Amounts payable to related parties	—	39,153	15,954	(55,107)	—
Amounts payable to subcontractors	—	32,721	—	—	32,721
Accrued interest payable	17,292	—	66	—	17,358
Current portion of long-term debt	—	—	15,146	—	15,146
Current portion of deferred revenue	—	293	7,505	—	7,798
Other current liabilities	507	1,275	207	—	1,989

Total current liabilities	17,799	85,134	47,954	(55,107)	95,780
Long-term debt	246,075	—	—	—	246,075
Deferred revenue, net of current portion	—	184,481	—	—	184,481
Other noncurrent liabilities	—	2,363	—	—	2,363

Total liabilities	263,874	271,978	47,954	(55,107)	528,699
Stockholders’ equity	163,118	252,475	43,870	(296,345)	163,118

Total liabilities and stockholders’ equity	$426,992	$524,453	$91,824	$(351,452)	$691,817

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2005

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$52,837	$173,667	$—	$—	$226,504
Receivables, net	—	9,934	—	—	9,934
Amounts due from related parties	61,663	—	—	(61,663)	—
Other current assets	—	1,334	—	—	1,334

Total current assets	114,500	184,935	—	(61,663)	237,772
Property, plant and equipment, net	—	33,262	—	—	33,262
Satellites and related rights, net	—	241,829	—	—	241,829
Investment in subsidiaries	257,250	—	—	(257,250)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	267	—	—	267
Other assets	28,173	473	—	—	28,646

Total assets	$399,923	$489,256	$—	$(318,913)	$570,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$323	$5,377	$—	$—	$5,700
Amounts payable to related parties	—	61,663	—	(61,663)	—
Amounts payable to subcontractors	—	29,984	—	—	29,984
Accrued interest payable	17,342	—	—	—	17,342
Current portion of deferred revenue	—	596	—	—	596
Other current liabilities	—	1,123	—	—	1,123

Total current liabilities	17,665	98,743	—	(61,663)	54,745
Long-term debt	245,361	—	—	—	245,361
Deferred revenue, net of current portion	—	129,625	—	—	129,625
Other noncurrent liabilities	—	3,638	—	—	3,638

Total liabilities	263,026	232,006	—	(61,663)	433,369
Stockholders’ equity	136,897	257,250	—	(257,250)	136,897

Total liabilities and stockholders’ equity	$399,923	$489,256	$—	$(318,913)	$570,266

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$2,187	$39,432	$60,611	$—	$102,230
Cash flows from investing activities:
Capital expenditures		(108,043)	(2,112)		(110,155)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(108,043)	(30,812)	—	(138,855)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(34,557)	—	(34,557)
Long-term debt repayment and issuance costs	—	—	(5,670)	—	(5,670)
Issuance of common stock	32	—	—	—	32

Net cash provided by financing activities	32	—	9,773	—	9,805

Net increase (decrease) in cash and cash equivalents	2,219	(68,611)	39,572	—	(26,820)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$55,056	$105,056	$39,572	$—	$199,684

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$8,092	$117,439	$—	$—	$125,531
Cash flows from investing activities:
Capital expenditures	—	(171,757)	—	—	(171,757)
Payment for business acquisition	(7,841)	—	—	—	(7,841)

Net cash used in investing activities	(7,841)	(171,757)	—	—	(179,598)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—	—	245,000
Repayment of long-term debt	—	(85,018)	—	—	(85,018)
Long-term debt repayment and issuance costs	(8,774)	(5,042)	—	—	(13,816)
Issuance of common stock	94	73,746	—	—	73,840
Net capital contributions to subsidiaries	(183,734)	—	—	183,734	—
Net capital contributions from parent	—	183,734	—	(183,734)	—

Net cash provided by financing activities	52,586	167,420	—	—	220,006

Net increase in cash and cash equivalents	52,837	113,102	—	—	165,939
Cash and cash equivalents, beginning of period	—	60,565	—	—	60,565

Cash and cash equivalents, end of period	$52,837	$173,667	$—	$—	$226,504

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The management of GeoEye, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.

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

In 2005, management concluded that the controls in place relating to the accounting for non-routine and non-systematic transactions were not properly designed to provide reasonable assurance that these transactions would be properly recorded and disclosed in the financial statements in accordance with accounting principles generally accepted in the United States of America, and that this represented a material weakness in our internal control over financial reporting as of December 31, 2005. As a result of the assessment performed and the material weakness noted, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. During 2006, management implemented a plan by which these controls were redesigned and strengthened, and began to carry out that plan. As a result, management effected a change in internal control over financial reporting that mitigated the risks associated with this material weakness as of December 31, 2006.

Management, under the supervision and with the participation of the Company’s principal executive, financial and accounting officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of the assessment performed, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is filed herewith.

/s/  MATTHEW M. O’CONNELL
Matthew M. O’Connell,
President, Chief Executive Officer and Director

/s/  HENRY E. DUBOIS
Henry E. Dubois,
Executive Vice President and, Chief Financial Officer
(Principal Financial Officer)

/s/  TONY A. ANZILOTTI
Tony A. Anzilotti,
Vice President Finance and Corporate Controller
(Principal Accounting Officer)

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the “2007 Proxy Statement”), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information concerning an Audit Committee and Audit Committee Financial Experts required by Item 407(d)(4) and (5) of Regulation S-K will be included under the caption “Standing Committees, Board Organization and Director Nominations” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have a written code of ethics in place. Our Code of Ethics and Business Conduct applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to members of our Board of Directors. A copy of our Code of Ethics Business Conduct is available on our investor relations website: www.geoeye.com/corporate/invrelations. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included in the text and tables under the captions “Executive Compensation,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the heading “Securities Owned by Directors, Nominees and Named Executive Officers” and “Equity Compensation Plan Information” in the 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions will be included under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the caption “Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors” in the 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President, Chief Executive Officer and Director

March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 15, 2007.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry E. Dubois Henry E. Dubois	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Tony A. Anzilotti Tony A. Anzilotti	Vice President Finance and Corporate Controller (Principal Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ James R. Clapper, Jr. James R. Clapper, Jr.	Director

/s/ Martin C. Faga Martin C. Faga	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director

INDEX TO EXHIBITS

Exhibit Number		Exhibit Title

3	.1*	Certificate of Amendment to Certificate of Incorporation of the Company
3.2		Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to Form S-1, filed on June 21, 2005 (File No. 333-122493))
4.1		Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.2		Form of Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.3		Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.4		Form of Warrant — Warrants issued November 16, 2004 and to be issued to private investors pursuant to backstop commitment, if necessary (incorporated by reference to Exhibit 4.6 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.5		Specimen Common Stock Certificate
4.6		Specimen Warrant Certificate — Warrants to be issued in the rights offering
4.7		Warrant Agreement with The Bank of New York, dated as of March 14, 2005 (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.8		Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005 (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.9		Indenture, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.10		Form of Senior Secured Floating Rate Note due 2012 (incorporated by reference to Exhibit A to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.11		Security Agreement, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.12		Registration Rights Agreement, dated as of June 29, 2005, among ORBIMAGE Holdings Inc., Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC (incorporated by reference to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.13		Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings Inc. and The Bank of New York, as Warrant Agent (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
4.14		Specimen Warrant Certificate with respect to Warrant Agreement dated as of January 10, 2006 (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
10	.1*	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.
10.2		Employment Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.3		Employment Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (file no. 333-122493))
10	.4*	Employment Agreement for Henry Dubois
10.5		Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.6		Contract No. HM1573-04-C-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))

Exhibit Number		Exhibit Title

10.7		Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of Matthew M. O’Connell
31	.2*	Rule 13a-14(a) Certification of Henry E. Dubois
31	.3*	Rule 13a-14(a) Certification of Tony A. Anzilotti
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois
32	.3*	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

*	Filed herewith.