Form 10-Q
period 2007-03-31
GeoEye, Inc.
filed 2007-05-10
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
The number of shares outstanding of Common Stock, par value $0.01, as of May 1, 2007 was 17,505,495 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$36,796	$30,257

Direct expenses	19,110	20,429

Gross profit	17,686	9,828

Selling, general and administrative expenses	6,594	6,207
Loss on impairment of satellite	36,053	—

Income (loss) from operations	(24,961)	3,621

Interest expense, net	3,222	5,743
Unrealized loss (gain) on derivative instrument	1,838	(2,674)

Income (loss) before provision for income taxes	(30,021)	552

Provision for income taxes	203	—

Net income (loss)	$(30,224)	$552

Earnings (loss) per common share – basic	$(1.73)	$0.03
Earnings (loss) per common share – diluted	$(1.73)	$0.03
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$164,093	$199,684
Receivables net of allowances of $564 and $610, respectively	31,843	21,208
Other current assets	7,921	7,285

Total current assets	203,857	228,177

Property, plant and equipment, at cost, less accumulated depreciation of $9,112 and $12,772, respectively	68,131	67,389
Satellites and related rights, at cost, less accumulated depreciation and amortization of $7,276 and $60,342, respectively	308,970	328,677
Goodwill	33,919	28,490
Intangible assets	17,275	18,394
Other assets	18,157	20,690

Total assets	$650,309	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$18,749	$20,768
Amounts payable to subcontractors	46,207	32,721
Accrued interest payable	8,698	17,358
Current portion of long-term debt	—	15,146
Current portion of deferred revenue	9,715	7,798
Other current liabilities	37	1,989

Total current liabilities	83,406	95,780

Long-term debt	246,253	246,075
Deferred revenue, net of current portion	187,282	184,481
Other noncurrent liabilities	—	2,363

Total liabilities	516,941	528,699

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,439,964 shares and 17,475,234 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	175	175
Additional paid-in-capital	189,005	188,531
Accumulated deficit	(55,812)	(25,588)

Total stockholders’ equity	133,368	163,118

Total liabilities and stockholders’ equity	$650,309	$691,817

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(30,224)	$552
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other	7,641	7,889
Loss on impairment of satellite	36,053	—
Amortization of debt discount and issuance costs	945	1,420
Unrealized loss (gain) on derivative instrument	1,838	(2,674)
Gain/Loss on sale of equipment	55	—
Stock compensation expense	353	164
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(10,413)	404
Other assets	224	(14)
Accounts payable and accrued expenses	(17,100)	(9,511)
Deferred revenue	4,675	4,760

Net cash (used in) provided by operating activities	(5,953)	2,990
Cash flows from investing activities:
Capital expenditures	(7,316)	(23,878)
Payment for business acquisition, net of cash acquired	(7,000)	(28,700)

Net cash used in investing activities	(14,316)	(52,578)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000
Repayment of long-term debt	(15,443)	—
Long-term debt repayment and issuance costs	—	(5,648)
Issuance of common stock	121	35

Net cash (used in) provided by financing activities	(15,322)	44,387

Net decrease in cash and cash equivalents	(35,591)	(5,201)
Cash and cash equivalents, beginning of period	199,684	226,504

Cash and cash equivalents, end of period	$164,093	$221,303

Supplemental cash flow information:
Interest paid	$17,405	$17,438

Non-cash items:
Capital expenditures	$(46,207)	$(29,791)
Amounts payable to subcontractors	46,207	29,791
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2006, which are included in our Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.
     Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Significant Accounting Policies
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
Revenue Recognition
     The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery to our customer. Deferred revenue represents receipts in advance of the delivery of imagery and are generally recognized as current liabilities. We also derive revenues for maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and were being depreciated over a 5-year period in accordance with its design life (see Note 4 below). The IKONOS satellite was acquired in January 2006, and is being depreciated over its remaining estimated useful life of 2.5 years from the date of acquisition. Costs associated with the construction of GeoEye-1 and the related ground system are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with construction in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as well as the cost of any applicable launch insurance.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently in the process of assessing the impact the adoption of this statement will have on its consolidated financial position and results of operations when it becomes effective in 2008.
     On February 15, 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (SFAS 159). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS No. 133 are not met. SFAS No.159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this statement.
(3) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through subsidies for the engineering, construction and launch of the next generation of imagery satellites. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView program. Under this program, the Company is the prime contractor constructing a new satellite to be referred to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of March 31, 2007, NGA had paid the Company $184.7 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $304.0 million as of March 31, 2007. Approximately $46.2 million of this amount is payable to subcontractors at March 31, 2007.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. In addition, the NextView contract, as modified, provides the ability for any spacecraft which could technically meet the specifications of a particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available to GeoEye-1 imagery, the contract provides the ability for the NGA to add funds for additional collection. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by contract. The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
     The schedule under the NextView contract originally anticipated a launch of GeoEye-1 during the first quarter of 2007. On February 12, 2007, the Company announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from

Vandenberg Air Force Base, California. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority.
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
(4) Loss of OrbView-3 Satellite
     On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems spent several weeks troubleshooting the problem, and identified the problem to a specific unit within the camera electronics. On March 20, 2007, the Company announced that the probability of restoring the camera to normal operations was low. Although a number of steps to attempt to fix OrbView-3 were identified by the team, none of the efforts to revive the satellite were successful. On April 23, 2007, the Company announced that the satellite has been declared permanently out of service. Though the Company continues to be in communication with and in control of OrbView-3, the satellite no longer produces usable imagery.
     The Company recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million impairment charge for the remaining book value of the satellite as well as a $3.9 million charge for the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million. This loss was reported in the Company’s Imagery operating segment in the first quarter of 2007.
     The OrbView-3 satellite is insured for $40 million. The insurance coverage is for both total loss and partial loss, with a sliding scale based on level of degradation, if a partial loss is declared. The Company is currently working with its insurance underwriters to submit an insurance claim for this loss. The Company expects to make the insurance claim during the second quarter of 2007 after finalizing technical reports which need to accompany the claim. Based on industry experience, the process is likely to take approximately 90 days once proof of loss has been filed.
     The Company will seek to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible. Although OrbView-3 will not be collecting new imagery, the Company expects to continue to sell archived OrbView-3 products.
(5) M.J. Harden Acquisition
     On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired M.J. Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees. The amount of goodwill associated with this acquisition to be recorded is subject to an appraisal of the fair values of purchased intangible assets. The accompanying condensed consolidated statement of operations includes the operating results of M.J. Harden from the date of acquisition.

(6) Other Comprehensive Income
     For the three months ended March 31, 2007, there were no material differences between net income as reported and comprehensive income.
(7) Earnings per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months ended March 31, 2007 and 2006 (in thousands, except share data):

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted earnings per common share:
Earnings (loss) available to common stockholders	$(30,224)	$552

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,489,446	17,409,951

Dilutive effect of warrants, restricted stock and stock options	(a )	4,100,679

Average number of common shares outstanding for diluted computations	17,489,446	21,510,630

Earnings (loss) per common share – basic	$(1.73)	$0.03

Earnings (loss) per common share – diluted	$(1.73)	$0.03

(a)	All warrants, restricted stock and stock options of the Company were antidilutive for the three months ended March 31, 2007 because the Company incurred a net loss. There were 4,100,871 antidilutive securities at March 31, 2007.
(8) Long-Term Debt
     On January 10, 2006, in conjunction with the acquisition of the operating assets of Space Imaging LLC, the Company and its wholly owned subsidiaries, ORBIMAGE SI Opco Inc. (“OI SI Opco”) and ORBIMAGE SI Holdco Inc., entered into a Credit Agreement (the “SI Credit Agreement”) whereby SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans were to mature on July 1, 2008, at which time the principal amount of the loans were required to be paid in full. SI Opco was to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by SI Holdco and secured by substantially all of the tangible and intangible assets of each of SI Holdco and SI Opco. As of December 31, 2006, SI Opco had repaid approximately $34.6 million of these loans. On February 2, 2007, SI Opco repaid the remaining $15.4 million principal balance. In conjunction with the repayment of the remaining principal balance, all restrictive covenants associated with the debt were retired. The interest rate per annum applicable to the loans was 11 percent in 2007. Interest expense recognized in the first quarter of 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million for amortization of the debt discount balance that was outstanding at year-end.
     As indicated in Note 4 above, the OrbView-3 satellite is insured for $40 million. The terms of the Company’s Senior Secured Floating Rate Notes require that the Company make a tender for the Notes for the amount of insurance proceeds received, if any. To the extent the Notes are tendered, the Company would reduce its outstanding debt on a dollar for dollar basis. To the extent the full amount of the proceeds is not used to repurchase the Notes, the Company would retain the cash for general corporate purposes, as described under the Notes.

     The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled $30.1 million at March 31, 2007.
(9) Income Taxes
     The Company recorded a provision for income taxes in the first quarter of 2007 of $0.2 million, which was calculated using the Company’s estimated effective tax rate excluding the write-off of the OrbView-3 assets described in Note 4 above.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2003 to 2005. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
     The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
(10) Stock Incentive Plans
     The Company’s employee stock incentive plans provide for the grant of various types of stock-based incentive awards, including stock options, restricted stock and other stock-based grants. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management’s overall strategy regarding compensation. All grants or awards made under the plans are governed by written agreements between the Company and the participants.
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.4 million in the first quarter of 2007, which reduced earnings per basic and diluted share by $0.02. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Volatility	55.94% - 63.87%
Dividend yield	0.0%
Risk-free interest rate	4.34% - 4.70%
Expected average life	5.5 years – 6.24 years
Exercise price per option	$6.50 – $16.82
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
     The following table summarizes stock option activity for the three months ended March 31, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	461,485	$9.84
Granted	—
Exercised	(22,796)	6.50
Forfeited	(1,705)	6.50

Outstanding at March 31, 2007	436,984	$9.78	8.6 years	$4,274

Exercisable at March 31, 2007	222,446	$8.43	8.4 years	$1,875

     The intrinsic value of options exercised during the three months ended March 31, 2007 was $0.4 million. No options vested during the three months ended March 31, 2007.
Restricted Stock
     As of March 31, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years. A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three-month period, is presented below:

Weighted-
Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at December 31, 2006	38,300	$13.87
Granted	—	—
Forfeited	—	—
Vested	—	—

Nonvested at March 31, 2007	38,300	$13.87

(11) Industry Segments and Major Customers
     The Company operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these business segments is reconciled to the corresponding consolidated amount.

	Three Months Ended March 31,
	2007	2006
Net sales
Imagery	$28,647	$24,930
Production and Other Services	8,149	5,327

Total net sales	$36,796	$30,257

	Three Months Ended March 31,
	2007	2006
Operating profit (loss)
Imagery	$(29,682)	$1,937
Production and Other Services	4,721	1,684

Total operating profit (loss)	$(24,961)	$3,621

     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $18.4 million for the first quarter of 2007, which represents 50 percent of total revenues for the current quarter. Total revenues from the U.S. Government for the corresponding quarter of 2006 were $12.8 million, which represents 42 percent of total revenues for that period. No other customer accounted for more than 10 percent of the Company’s revenues for the first quarter of 2007 or 2006.
(12) Financial Information of Guarantor Subsidiary
     The Senior Secured Floating Rate Notes issued by the Company are guaranteed by ORBIMAGE Inc., its wholly-owned subsidiary. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations were conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of The Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from The Company by dividend or loan.
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

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$6,894	$29,948	$(46)	$36,796

Direct expenses	—	8,820	10,336	(46)	19,110

Gross profit (loss)	—	(1,926)	19,612	—	17,686

Selling, general and administrative expenses	—	3,521	3,073	—	6,594
Loss on impairment of satellite	—	36,053	—	—	36,053

Income (loss) from operations	—	(41,500)	16,539	—	(24,961)

Interest expense (income), net	3,124	(1,284)	1,382	—	3,222
Unrealized loss on derivative instrument	1,838	—	—		1,838
Equity in earnings of subsidiaries	25,059	—	—	(25,059)	—

Income (loss) before provision for income taxes	(30,021)	(40,216)	15,157	25,059	(30,021)

Provision for income taxes	203	—	—	—	203

Net income (loss)	$(30,224)	$(40,216)	$15,157	$25,059	$(30,224)

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$8,128	$22,129	$—	$30,257

Direct expenses	—	9,704	10,725	—	20,429

Gross profit (loss)	—	(1,576)	11,404	—	9,828

Selling, general and administrative expenses	—	3,116	3,091	—	6,207

Income (loss) from operations	—	(4,692)	8,313	—	3,621

Interest expense (income), net	5,414	(1,388)	1,717	—	5,743
Unrealized gain on derivative instrument	(2,674)	—	—	—	(2,674)
Equity in earnings of subsidiaries	(3,292)	—	—	3,292	—

Income (loss) before provision for income taxes	552	(3,304)	6,596	(3,292)	552

Provision for income taxes	—	—	—	—	—

Net income (loss)	$552	$(3,304)	$6,596	$(3,292)	$552

GEOEYE, INC.
Condensed Consolidating Balance Sheet
March 31, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,710	$82,498	$25,885	$—	$164,093
Receivables, net	—	9,653	22,190	—	31,843
Amounts due from related parties	43,455	—	—	(43,455)	—
Other current assets	—	2,485	5,436	—	7,921

Total current assets	99,165	94,636	53,511	(43,455)	203,857

Property, plant and equipment, net	—	57,408	10,723	—	68,131
Satellites and related rights, net	—	304,027	4,943	—	308,970
Investment in subsidiaries	271,286	—	—	(271,286)	—
Goodwill	—	28,490	5,429	—	33,919
Intangible assets	—	156	17,119	—	17,275
Other assets	17,948	209	—	—	18,157

Total assets	$388,399	$484,926	$91,725	$(314,741)	$650,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$9,102	$9,647	$—	$18,749
Amounts payable to related parties	—	29,570	13,885	(43,455)	—
Amounts payable to subcontractors	—	46,207	—	—	46,207
Accrued interest payable	8,698	—	—	—	8,698
Current portion of deferred revenue	—	506	9,209	—	9,715
Other current liabilities	80	—	(43)	—	37

Total current liabilities	8,778	85,385	32,698	(43,455)	83,406

Long-term debt	246,253	—	—	—	246,253
Deferred revenue, net of current portion	—	187,282	—	—	187,282

Total liabilities	255,031	272,667	32,698	(43,455)	516,941

Stockholders’ equity	133,368	212,259	59,027	(271,286)	133,368

Total liabilities and stockholders’ equity	$388,399	$484,926	$91,725	$(314,741)	$650,309

GEOEYE, INC.
Condensed Consolidating Balance Sheet
December 31, 2006
(in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,056	$105,056	$39,572	$—	$199,684
Receivables, net	—	8,351	12,857	—	21,208
Amounts due from related parties	55,107	—	—	(55,107)	—
Other current assets	3	1,192	6,090	—	7,285

Total current assets	110,166	114,599	58,519	(55,107)	228,177

Property, plant and equipment, net	—	58,025	9,364	—	67,389
Satellites and related rights, net	—	322,952	5,725	—	328,677
Investment in subsidiaries	296,345	—	—	(296,345)	—
Goodwill	—	28,490	—	—	28,490
Intangible assets	—	178	18,216	—	18,394
Other assets	20,481	209	—	—	20,690

Total assets	$426,992	$524,453	$91,824	$(351,452)	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:	$—	$11,692	$9,076	$—	$20,768
Accounts payable and accrued expenses	—	39,153	15,954	(55,107)	—
Amounts payable to related parties	—	32,721	—	—	32,721
Amounts payable to subcontractors	17,292	—	66	—	17,358
Accrued interest payable	—	—	15,146	—	15,146
Current portion of deferred revenue	—	293	7,505	—	7,798
Other current liabilities	507	1,275	207	—	1,989

Total current liabilities	17,799	85,134	47,954	(55,107)	95,780

Long-term debt	246,075	—	—	—	246,075
Deferred revenue, net of current portion	—	184,481	—	—	184,481
Other noncurrent liabilities	—	2,363	—	—	2,363

Total liabilities	263,874	271,978	47,954	(55,107)	528,699

Stockholders’ equity	163,118	252,475	43,870	(296,345)	163,118

Total liabilities and stockholders’ equity	$426,992	$524,453	$91,824	$(351,452)	$691,817

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$533	$(16,192)	$9,706	$—	$(5,953)
Cash flows from investing activities:
Capital expenditures	—	(6,366)	(950)	—	(7,316)
Payment for business acquisition, net of cash acquired	—	—	(7,000)	—	(7,000)

Net cash used in investing activities	—	(6,366)	(7,950)	—	(14,316)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	121	—	—	—	121

Net cash provided by (used in) financing activities	121	—	(15,443)	—	(15,322)

Net increase (decrease) in cash and cash equivalents	654	(22,558)	(13,687)	—	(35,591)
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$55,710	$82,498	$25,885	$—	$164,093

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$420	$(11,886)	$14,456	$—	$2,990
Cash flows from investing activities:
Capital expenditures	—	(23,871)	(7)	—	(23,878)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(23,871)	(28,707)	—	(52,578)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Long-term debt repayment and issuance costs	—	—	(5,648)	—	(5,648)
Issuance of common stock	35	—	—	—	35

Net cash provided by financing activities	35	—	44,352	—	44,387

Net increase (decrease) in cash and cash equivalents	455	(35,757)	30,101	—	(5,201)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$53,292	$137,910	$30,101	$—	$221,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     GeoEye, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), operates satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and advanced image processing and geospatial information technology development and production centers in St. Louis, Missouri and Thornton, Colorado. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated GeoEye-1. As a result of the acquisition of M.J. Harden in the first quarter of 2007 as described below, the Company is also a provider of digital aerial imagery and geospatial information solutions.
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
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. In addition, the NextView contract, as modified, provides the ability for any spacecraft which could technically meet the specifications of a particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available to GeoEye-1 imagery, the contract provides the ability for NGA to add funds to the contract for additional collection. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by contract. The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
     The schedule under the NextView contract originally anticipated a launch of GeoEye-1 during the first quarter of 2007. On February 12, 2007, the Company announced that the schedule for the launch of GeoEye-1 is planned to occur during the period from August 23, 2007 to October 28, 2007 from Vandenberg Air Force Base, California. The final determination on launch date will be based on the status of a US Government mission currently on Boeing’s launch manifest which may take priority.
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
     M.J. Harden Acquisition. On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired M.J. Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees. The Company’s condensed consolidated financial statements reflect the operations of M.J. Harden from the date of acquisition.
     Loss of OrbView-3 Satellite. On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems spent several weeks troubleshooting the problem, and identified the problem to a specific unit within the camera electronics. On March 20, 2007, the Company announced that the probability of restoring the camera to normal operations was low. Although a number of steps to attempt to fix OrbView-3 were identified by the team, none of the efforts to revive the satellite were successful. On April 23, 2007, the Company announced that the satellite has been declared permanently out of service. Though the Company continues to be in communication with and in control of OrbView-3, the satellite no longer produces usable imagery.
     The Company recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million write-off of the remaining book value of the satellite as well as a $3.9 million write-off of the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million.
     The OrbView-3 satellite is insured for $40 million. The insurance coverage is for both total loss and partial loss, with a sliding scale based on level of degradation, if a partial loss is declared. The Company is currently working with its insurance underwriters to submit an insurance claim for this loss. The Company will make the insurance claim within the next several weeks after finalizing technical reports which need to accompany the claim. Based on industry experience, the process is likely to take approximately 90 days once proof of loss has been filed.
     The OrbView-3 camera design does not include a redundant set of electronics that we could switch to in order to restore operations, such as exists in the design of the GeoEye-1 satellite. Although the design of GeoEye-1 is superior to that of OrbView-3, we do not know if this claim will have an impact, if any, on the premium rates for GeoEye-1.
     OrbView-3 generated approximately $25 million of imagery revenue in 2006. In 2007, we had expected the amount of imagery revenue generated by OrtbView-3 to decline as customers waited for GeoEye-1 to be launched and commissioned. The impact of losing the satellite varies across our markets. The loss of OrbView-3 in support of the U.S. Government reduces overall worldwide collection activity by our constellation. However, the IKONOS satellite has sufficient collection capacity that we believe we can satisfy contractual requirements until the launch of GeoEye-1 later this year. OrbView-3 support to international ground stations is less than en percent of that provided by IKONS and only unique in one country. We expect that IKONOS will be able to fill some of the void left by OrbView-3, and we are currently working with the affected customers to find ways to minimize the impact to their missions and for us to recapture revenue. Because OrbView-3 could only produce black and white imagery at its highest resolution, OrbView-3 did not play a significant role in serving the commercial marketplace. Although OrbView-3 will not be collecting new imagery, we expect to continue to sell archived OrbView-3 products.

RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited and has been reviewed by independent accountants.
     Revenues. Total revenues for the Company were $36.8 million and $30.3 million for the three months ended March 31, 2007 and 2006, respectively. Approximately $5.1 million of the $6.5 million increase resulted from increases in the amount of imagery and production services provided to NGA, the Company’s largest customer. The remaining increase is principally the result of the exclusion of IKONOS sales to customers which occurred prior to the closing of the Space Imaging acquisition. The first quarter 2007 results include such revenues for the entire quarter.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the Company’s satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $19.1 million and $20.4 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in direct expenses primarily resulted from the absence of $0.6 million of expenditures associated with the purchase of materials used in the Company’s commercial fishing business and from a $0.7 million reduction in depreciation expense resulting from the write-off of the OrbView-3 satellite during March 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $6.6 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively. This slight increase is the result of increased staffing levels from a year ago, particularly in the sales and marketing and finance functions.
     Interest Expense, net. The Company recorded net interest expense of approximately $3.2 million and $5.7 million for the three months ended March 31, 2007 and 2006, respectively. The majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s Senior Secured Floating Rate Notes due 2012 (the “Notes”). Total interest expense incurred on the Notes was $3.8 million and $5.9 million, respectively. These amounts exclude capitalized interest expense in 2007 and 2006 of $5.7 million and $3.9 million, respectively, associated with the construction of the GeoEye-1 satellite and related ground systems. In addition, as more fully described in the Liquidity and Capital Resources section below, on January 10, 2006, in order to finance the Space Imaging acquisition, the Company entered into a Credit Agreement pursuant to which the Company borrowed $50 million of senior secured term loans on the closing date. The remaining principal balance of these term loans was repaid in February 2007. Interest expense related to these loans was $1.4 million for 2007 and $1.7 million for 2006, inclusive of amortization of prepaid financing costs. The Company recorded interest income of $2.0 million and $1.9 million for the three month periods ended March 31, 2007 and 2006, respectively.
     Unrealized (Loss) Gain on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized loss on this derivative instrument of $1.8 million for the three months ended March 31, 2007 and recorded an unrealized gain of $2.7million for the three months ended March 31, 2006.
     Provision for Income Taxes. The Company recorded an income tax provision of $0.2 million for the three months ended March 31, 2007. This provision is principally the result of state income tax expense obligations incurred that are associated with the acquired Space Imaging operations. No income tax benefit was recorded for the three months ended March 31, 2006.

     Backlog. Total negotiated backlog excluding the NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $317.4 million at March 31, 2007. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $174.3 million at March 31, 2007 and includes $54 million funded in February 2007 under the Next View program for imagery purchases through December 31, 2007. In addition, the NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. The contracts are generally for terms of up to four years, and the customers have options to renew.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities was $6.0 million for the three months ended March 31, 2007. Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2006. The $8.9 million decrease is the result of a decrease in working capital balances of $22.4 million, offset by a favorable increase in net earnings (net of non-cash charges) of $16.7 million. The decrease in working capital balances resulted from a $9.9 million increase in accounts receivable caused mainly by an increase in receivables associated with the NextView program and a $13.5 million increase in amounts due to subcontractors. During the first quarter of 2007, the Company completed its next program milestone with NGA for construction of the GeoEye-1 satellite. The Company’s NextView program continues to be on budget.
     Net cash used in investing activities was $14.3 million and $52.6 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures were $16.6 million less in the current period compared to the similar period in the prior year due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule. In the first quarter of 2007, as discussed above, the Company completed its acquisition of M.J. Harden, while in 2006 the Company completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $43.0 million. The acquisition of Space Imaging was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.
     Net cash used in financing activities was $15.3 million for the first quarter of 2007. Net cash provided by financing activities was $44.4 million for the quarter ended March 31, 2006. As discussed above, on January 10, 2006, the Company entered into a Credit Agreement whereby it borrowed $50 million of senior secured term loans on the closing date. The Company incurred costs of $5.6 million associated with the Credit Agreement in 2006 which were amortized over the expected payout period. In the first quarter of 2007, the Company repaid the remaining $15.4 million balance on the notes.
     On March 31, 2007, the Company had $164.1 million of cash and cash equivalents from its combined operations. At that date, our total long-term debt consists of $250 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.8 million. The Company entered into an interest rate swap agreement in conjunction with the issuance of the Notes. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt-to-total capital ratio, net of unamortized discounts, was approximately 65 percent at March 31, 2007 as compared to 62 percent at December 31, 2006. However, this ratio will improve upon receipt of insurance proceeds for the loss of OrbView-3. Our stockholders’ equity was $133.4 million at March 31, 2007.
     As stated previously, the OrbView-3 satellite is insured for $40 million. The terms of our Notes require that we make a tender for the Notes for the amount of insurance proceeds received, if any. To the extent the Notes are tendered, we would reduce our outstanding debt on a dollar for dollar basis. To the extent the full amount of the proceeds is not used to repurchase the Notes, we would retain the cash for general corporate purposes, as described under the Notes.

     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred, over a period of approximately two and one half years, most of which has passed.
     Cash and cash equivalents, cash flow from operations and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure and debt service requirements, as well as acquisition and other discretionary investment needs, projected over the next twelve months.
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
     During the quarter ended March 31, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently in the process of assessing the impact the adoption of this statement will have on its consolidated financial position and results of operations when it becomes effective in 2008.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” (SFAS 159). Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS No. 133 are not met. SFAS No.159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this statement.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate swap to mitigate its interest rate exposure with respect to the $250 million of Floating Rate Notes.

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
Item 1A. Risk Factors
     We do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Form 10-K.
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

GeoEye, Inc. (Registrant)

Date: May 10, 2007	by: /s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS
Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI
Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)