Form 10-Q
period 2007-06-30
GeoEye, Inc.
filed 2007-08-03
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares outstanding of Common Stock, par value $0.01, as of July 27, 2007 was 17,583,737 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$48,254	$35,143	$85,050	$65,400

Direct expenses	15,162	20,186	34,272	40,615

Gross profit	33,092	14,957	50,778	24,785

Selling, general and administrative expenses	7,385	5,263	13,979	11,470

Loss on impairment of satellite	—	—	36,053	—

Income from operations	25,707	9,694	746	13,315

Interest expense, net	1,897	5,113	5,119	10,856

Unrealized (gain) loss on derivative instrument	(839)	(1,653)	999	(4,327)

Income (loss) before provision for income taxes	24,649	6,234	(5,372)	6,786

Provision for income taxes	1,225	—	1,429	—

Net income (loss)	$23,424	$6,234	$(6,801)	$6,786

Earnings (loss) per common share – basic	$1.33	$0.36	$(0.39)	$0.39
Earnings (loss) per common share – diluted	$1.07	$0.29	$(0.39)	$0.32
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$162,558	$199,684
Receivables net of allowances of $558 and $610, respectively	56,423	21,208
Other current assets	8,076	7,285

Total current assets	227,057	228,177

Property, plant and equipment, at cost, less accumulated depreciation of $10,064 and $12,772, respectively	73,495	67,389
Satellites and related rights, at cost, less accumulated depreciation and amortization of $8,057 and $60,342, Respectively	319,695	328,677
Goodwill	34,666	28,490
Intangible assets	16,321	18,394
Other assets	20,165	20,690

Total assets	$691,399	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,505	$20,768
Amounts payable to subcontractors	48,888	32,721
Accrued interest payable	17,292	17,358
Current portion of long-term debt	—	15,146
Current portion of deferred revenue	12,139	7,798
Other current liabilities	2,216	1,989

Total current liabilities	100,040	95,780

Long-term debt	246,432	246,075
Deferred revenue, net of current portion	187,282	184,481
Other noncurrent liabilities	20	2,363

Total liabilities	533,774	528,699

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,585,948 shares and 17,475,234 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	176	175
Additional paid-in-capital	189,837	188,531
Accumulated deficit	(32,388)	(25,588)

Total stockholders’ equity	157,625	163,118

Total liabilities and stockholders’ equity	$691,399	$691,817

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(6,801)	$6,786
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other	10,329	15,941
Loss on impairment of satellite	36,053	—
Amortization of debt discount and issuance costs	2,062	2,910
Unrealized loss (gain) on derivative instrument	1,838	(4,327)
Loss on sale of equipment	55	—
Stock compensation expense	947	378
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(35,149)	(20,635)
Other assets	(1,410)	(14)
Accounts payable and accrued expenses	(11,733)	(13,323)
Deferred revenue	7,098	36,089

Net cash provided by operating activities	3,289	23,805
Cash flows from investing activities:
Capital expenditures	(16,585)	(48,963)
Payment for business acquisition, net of cash acquired	(8,747)	(28,700)

Net cash used in investing activities	(25,332)	(77,663)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000
Repayment of long-term debt	(15,443)	(8,844)
Long-term debt repayment and issuance costs	—	(5,644)
Equity issuance costs	—	(26)
Issuance of common stock	360	62

Net cash (used in) provided by financing activities	(15,083)	35,548

Net decrease in cash and cash equivalents	(37,126)	(18,310)
Cash and cash equivalents, beginning of period	199,684	226,504

Cash and cash equivalents, end of period	$162,558	$208,194

Supplemental cash flow information:
Interest paid	$17,402	$19,687

Non-cash items:
Capital expenditures	$(48,888)	$(43,534)
Amounts payable to subcontractors	48,888	43,534
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2006, which are included in our Form 10-K filed with the SEC. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and were being depreciated over a 5-year period in accordance with its design life. As further detailed in Note 4 below, the Company declared the satellite permanently out of service and recorded a $36.1 million loss in the first quarter of 2007. The IKONOS satellite was acquired in January 2006, and is being depreciated over its remaining estimated useful life of 2.5 years from the date of acquisition. Costs associated with the construction of the GeoEye-1 satellite and the related ground system are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with construction in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as well as the cost of any applicable launch insurance.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently in the process of assessing the impact the adoption of this statement will have on its consolidated financial position and results of operations when it becomes effective in 2008.

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
(3) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry by sharing the costs for the engineering, construction and launch of the next generation of imagery satellites. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView program. Under this program, the Company is the prime contractor constructing a new satellite to be referred to as GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of June 30, 2007, NGA had paid the Company $187.3 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $334.7 million as of June 30, 2007. Approximately $48.9 million of this amount is payable to subcontractors at June 30, 2007.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. In addition, the NextView contract, as modified, provides the ability for any spacecraft which could technically meet the specifications of a particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available to GeoEye-1 imagery, the NextView contract permits NGA to add funds to the contract for additional collection. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by the contract. The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      We continue to make progress toward completion of the GeoEye-1 satellite, and testing of the satellite and components continue. We have encountered typical technical issues during the testing phase and are taking a deliberate and thorough approach to address and resolve these issues. To date we have uncovered no substantial design issues, but have had some individual component and piece-part problems. As testing continues, we expect to uncover other issues, some of which may affect schedule.

     We previously indicated that we expected the launch of GeoEye-1 to occur in the fourth quarter of 2007. The effect of slower than anticipated progress on the satellite has resulted in our not being able to accept a fourth quarter 2007 launch slot. The official launch manifest has not been released by Boeing. We believe we are fourth in line to launch, which means we expect the GeoEye-1 launch to occur in the late first quarter or early second quarter 2008 time frame.
      The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company expects to achieve better premium rates then the previously anticipated 15 - 20% of insured value due to favorable market conditions.
(4) Loss of OrbView-3 Satellite
     On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems investigated the problem, and identified the problem to a specific unit within the camera electronics. On March 20, 2007, the Company announced that the probability of restoring the camera to normal operations was low. Although a number of steps to attempt to fix OrbView-3 were identified by the team, none of the efforts to revive the satellite were successful. On April 23, 2007, the Company announced that the satellite has been declared permanently out of service. Although the Company continues to be in communication with and in control of OrbView-3, the satellite no longer produces usable imagery.
     The Company recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million impairment charge for the remaining book value of the satellite as well as a $3.9 million charge for the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million. This loss was reported in the Company’s Imagery industry segment in the first quarter of 2007.
     The OrbView-3 satellite is insured for $40 million. The insurance coverage is for both total loss and partial loss, with a sliding scale based on level of degradation, if a partial loss is declared. The Company filed an insurance claim on June 8, 2007. Based on industry experience, the process is likely to take approximately 90-120 days once the insurance claim has been filed.
     The Company is seeking to satisfy customers’ imagery needs with imagery from its IKONOS satellite where possible. Although OrbView-3 will not be collecting new imagery, the Company expects to continue to sell archived OrbView-3 products. Any proceeds received from the insurance claim will offset the $36.1 million loss recorded in the first quarter of 2007.
(5) Acquisition and Investment Activities
     On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired MJ Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of digital aerial imagery and geospatial information solutions. With this acquisition, GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.

     The amount of goodwill associated with this acquisition to be recorded is subject to an appraisal of the fair values of purchased intangible assets. The Company has retained an independent third party appraisal firm to perform a fair market valuation of MJ Harden. The results of that valuation, when completed, will be the basis for the allocation of the excess of cost over net assets acquired to goodwill and intangible assets. The accompanying condensed consolidated statement of operations includes the operating results of MJ Harden from the date of acquisition.
     On June 8, 2007, the Company invested in Series A Preferred Stock of SPADAC, Inc., a non publicly traded entity. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies.
     The Company acquired a 4.9 percent equity stake in the outstanding voting shares of SPADAC, Inc. The stock purchase transaction will be treated as a long term investment and accounted for using the cost method in accordance with APB Opinion 18, “The Equity Method for Investments in Common Stock.”
(6) Other Comprehensive Income
     For the three and six months ended June 30, 2007, there were no material differences between net income as reported and comprehensive income.
(7) Earnings per Common Share
     The computations of basic and diluted loss per common share were as follows for the three and six months ended June 30, 2007 and 2006 respectively (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per common share:
Earnings (loss) available to common stockholders	$23,424	$6,234	$(6,801)	$6,786

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,611,016	17,414,755	17,550,658	17,412,366
Dilutive effect of warrants, restricted stock and stock options	4,267,175	4,103,165	(a )	4,073,967

Average number of common shares outstanding for diluted computations	21,878,191	21,517,920	17,550,658	21,486,333

Earnings (loss) per common share – basic	$1.33	$0.36	$(0.39)	$0.39

Earnings (loss) per common share – diluted	$1.07	$0.29	$(0.39)	$0.32

(a)	All warrants, restricted stock and stock options of the Company were antidilutive for the six months ended June 30, 2007 because the Company incurred a net loss. There were 4,174,480 antidilutive securities at June 30, 2007.

(8) Long-Term Debt
     On January 10, 2006, in conjunction with the acquisition of the operating assets of Space Imaging LLC, the Company and its wholly owned subsidiaries, ORBIMAGE SI Opco Inc. (“OI SI Opco”) and ORBIMAGE SI Holdco Inc. , entered into a Credit Agreement (the “SI Credit Agreement”) whereby SI Opco borrowed $50 million of senior secured term loans on the closing date. The term loans were to mature on July 1, 2008, at which time the principal amount of the loans were required to be paid in full. SI Opco was to prepay the loans with 100 percent excess cash flow of SI Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by SI Holdco and secured by substantially all of the tangible and intangible assets of each of SI Holdco and SI Opco. As of December 31, 2006, SI Opco had repaid approximately $34.6 million of these loans. On February 2, 2007, SI Opco repaid the remaining $15.4 million principal balance. In conjunction with the repayment of the remaining principal balance, all restrictive covenants associated with the debt were retired. The interest rate per annum applicable to the loans was 11 percent in 2007. Interest expense recognized in 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million of amortization of the debt discount that was outstanding at year-end.
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
     The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled $36.0 million at June 30, 2007.
(9) Income Taxes
     The Company recorded a provision for income taxes of $1.2 million for the second quarter of 2007 and $1.4 million for the six months ended June 30, 2007. The tax provision was calculated using the Company’s estimated effective tax rate excluding the write-off of the OrbView-3 assets described in Note 4 above.
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.6 million in the second quarter of 2007 and $0.9 million year to date 2007 which reduced earnings per basic and diluted share by $0.03 and $0.05 respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     As of June 30, 2007 and 2006, there was $3.3 million and $1.2 million respectively, of total unrecognized compensation cost related to non-vested share based compensation granted.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Volatility	52.35% - 63.87%	62.50%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.34% - 4.70%	3.70% - 4.30%
Expected average life	5.25 years – 6.24 years	6.17 years – 6.33 years
Exercise price per option	$6.50 – $18.00	$6.50 – $18.25
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
     The following table summarizes stock option activity for the six months ended June 30, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	461,485	$9.84
Granted	223,734	18.00
Exercised	(44,011)	8.97
Forfeited	(2,638)	6.50

Outstanding at June 30, 2007	638,570	$12.46	8.0 years	$8,563

Exercisable at June 30, 2007	161,530	$12.46	7.5 years	$1,372

     The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0.4 million and $ 0, respectively. No options vested during the three months ended June 30, 2007.

Restricted Stock
     As of June 30, 2007 and 2006, there was $1.3 million and $ 0.6 million respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the three-month period is presented below:

		Weighted-
		Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at December 31, 2006	38,300	$13.87
Granted	132,472	18.00
Forfeited	(3,100)	16.00
Vested	(15,200)	16.00

Nonvested at June 30, 2007	152,472	$17.25

(11) Industry Segments and Major Customers
     The Company operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these industry segments is reconciled to the corresponding consolidated amount.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales
Imagery	$36,559	$28,523	$65,206	$53,844
Production and Other Services	11,695	6,620	19,844	11,556

Total net sales	$48,254	$35,143	$85,050	$65,400

Operating profit (loss)
Imagery	$21,553	$6,851	$(8,129)	$9,179
Production and Other Services	4,154	2,843	8,875	4,136

Total operating profit (loss)	$25,707	$9,694	$746	$13,315

     Selling, general and administrative costs are allocated to industry segments based upon the proportion of direct costs incurred for each segment. During the second quarter of 2007, this allocation changed as a result of the absence of depreciation expense for the OrbView-3 satellite and from the outlay of costs associated with source material for new value-added production initiatives, resulting in additional costs being allocated to the Production and Other segment.
     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $28.5 million for the second quarter of 2007, which represents 59 percent of total revenues for the current quarter and approximately $46.9 million or 55 percent of total year to date revenue. Total revenues from the U.S. Government for the corresponding quarter of 2006 were $13.9 million, which represents 40 percent of total revenues for that period and $26.7 million, or 41 percent of total year to date revenue. No other customer accounted for more than 10 percent of the Company’s revenues for the first quarter of 2007 or 2006.

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
GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$36,313	$37,892	$(25,951)	$48,254

Direct expenses	—	29,502	11,611	(25,951)	15,162

Gross profit	—	6,811	26,281	—	33,092

Selling, general and administrative expenses	—	444	6,941	—	7,385

Income from operations	—	6,367	19,340	—	25,707

Interest expense (income), net	3,197	(1,074)	(226)	—	1,897
Unrealized gain on derivative instrument	(839)	—	—		(839)
Equity in earnings of subsidiaries	(26,493)	—	—	26,493	—

Income (loss) before provision for income taxes	24,135	7,441	19,566	(26,493)	24,649

Provision for income taxes	711	—	514	—	1,225

Net income (loss)	$23,424	$7,441	$19,052	$(26,493)	$23,424

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$10,059	$25,084	$—	$35,143

Direct expenses	—	9,304	10,882	—	20,186

Gross profit	—	755	14,202	—	14,957

Selling, general and administrative expenses	—	3,206	2,057	—	5,263

Income (loss) from operations	—	(2,451)	12,145	—	9,694

Interest expense (income), net	4,818	(1,572)	1,867	—	5,113
Unrealized gain on derivative instrument	(1,653)	—	—	—	(1,653)
Equity in earnings of subsidiaries	(9,399)	—	—	9,399	—

Income (loss) before provision for income taxes	6,234	(879)	10,278	(9,399)	6,234

Provision for income taxes	—	—	—	—	—

Net income (loss)	$6,234	$(879)	$10,278	$(9,399)	$6,234

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$43,207	$67,839	$(25,996)	$85,050

Direct expenses	—	38,323	21,945	(25,996)	34,272

Gross profit	—	4,884	45,894	—	50,778

Selling, general and administrative expenses	—	3,964	10,015	—	13,979
Loss on impairment of satellite	—	36,053	—	—	36,053

Income (loss) from operations	—	(35,133)	35,879	—	746

Interest expense (income), net	6,321	(2,358)	1,156	—	5,119
Unrealized loss on derivative instrument	999	—	—	—	999
Equity in earnings of subsidiaries	(1,434)	—	—	1,434	—

Income (loss) before provision for income taxes	(5,886)	(32,775)	34,723	(1,434)	(5,372)

Provision for income taxes	915	—	514	—	1,429

Net income (loss)	$(6,801)	$(32,775)	$34,209	$(1,434)	$(6,801)

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$18,187	$47,244	$(31)	$65,400

Direct expenses	—	19,008	21,638	(31)	40,615

Gross profit (loss)	—	(821)	25,606	—	24,785

Selling, general and administrative expenses	—	6,322	5,148	—	11,470

Income (loss) from operations	—	(7,143)	20,458	—	13,315

Interest expense (income), net	10,232	(2,960)	3,584	—	10,856
Unrealized gain on derivative instrument	(4,327)	—	—	—	(4,327)
Equity in earnings of subsidiaries	(12,691)	—	—	12,691	—

Income (loss) before provision for income taxes	6,786	(4,183)	16,874	(12,691)	6,786

Provision for income taxes	—	—	—	—	—

Net income (loss)	$6,786	$(4,183)	$16,874	$(12,691)	$6,786

GEOEYE, INC.
Condensed Consolidating Balance Sheet
June 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$56,308	$75,945	$30,305	$—	$162,558
Receivables, net	—	34,155	24,870	(2,602)	56,423
Amounts due from related parties	—	—	56,626	(56,626)	—
Other current assets	—	2,719	5,357	—	8,076

Total current assets	56,308	112,819	117,158	(59,228)	227,057

Property, plant and equipment, net	—	60,798	12,697	—	73,495
Satellites and related rights, net	—	315,533	4,162	—	319,695
Investment in subsidiaries	350,903	—	—	(350,903)	—
Goodwill	—	28,490	6,176	—	34,666
Intangible assets	—	135	16,186	—	16,321
Other assets	18,956	209	1,000	—	20,165

Total assets	$426,167	$517,984	$157,379	$(410,131)	$691,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$8,615	$13,492	$(2,602)	$19,505
Amounts payable to related parties	3,520	53,106	—	(56,626)	—
Amounts payable to subcontractors	—	48,888	—	—	48,888
Accrued interest payable	17,292	—	—	—	17,292
Current portion of deferred revenue	—	392	11,747	—	12,139
Other current liabilities	1,277	—	939	—	2,216

Total current liabilities	22,089	111,001	26,178	(59,228)	100,040

Long-term debt	246,432	—	—	—	246,432
Deferred revenue, net of current portion	—	187,282	—	—	187,282
Other noncurrent liabilities	21		(1)	—	20

Total liabilities	268,542	298,283	26,177	(59,228)	533,774

Stockholders’ equity	157,625	219,701	131,202	(350,903)	157,625

Total liabilities and stockholders’ equity	$426,167	$517,984	$157,379	$(410,131)	$691,399

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

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$892	$(15,773)	$18,170	$—	$3,289
Cash flows from investing activities:
Capital expenditures	—	(13,891)	(2,694)	—	(16,585)
Payment for business acquisitions, net of cash acquired	—	—	(8,747)	—	(8,747)

Net cash used in investing activities	—	(13,891)	(11,441)	—	(25,332)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	360	—	—	—	360

Net cash provided by (used in) financing activities	360	—	(15,443)	—	(15,083)

Net increase (decrease) in cash and cash equivalents	1,252	(29,664)	(8,714)	—	(37,126)
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$56,308	$75,392	$30,858	$—	$162,558

GEOEYE, INC.
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
     GeoEye, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), operates satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and advanced image processing and geospatial information technology development and production centers in St. Louis, Missouri and Thornton, Colorado. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated GeoEye-1. As a result of the acquisition of MJ Harden Associates, Inc. in the first quarter of 2007 as described below, the Company is also a provider of digital aerial imagery and geospatial information solutions.
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
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. In addition, the NextView contract, as modified, provides the ability for any spacecraft which could technically meet the specifications of a particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available to GeoEye-1 imagery, the NextView contract permits NGA to add funds to the contract for additional collection. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by the NextView contract. The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
      We continue to make progress toward completion of the GeoEye-1 satellite, and testing of the satellite and components continue. We have encountered typical technical issues during the testing phase and are taking a deliberate and thorough approach to address and resolve these issues. To date we have uncovered no substantial design issues, but have had some individual component and piece-part problems. As testing continues, we expect to uncover other issues, some of which may affect schedule.
     We previously indicated that we expected the launch of GeoEye-1 to occur in the fourth quarter of 2007. The effect of slower than anticipated progress on the satellite has resulted in our not being able to accept a fourth quarter 2007 launch slot. The official launch manifest has not been released by Boeing. We believe we are fourth in line to launch, which means we expect the GeoEye-1 launch to occur in the late first quarter or early second quarter 2008 time frame.

      The Company intends to purchase launch insurance and on-orbit insurance to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The costs of such insurance cannot be determined with specificity at this time, but the Company expects to achieve better premium rates then the previously anticipated 15 - 20% of insured value due to favorable market conditions.
     MJ Harden Acquisition. On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired MJ Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.
     The amount of goodwill associated with this acquisition to be recorded is subject to an appraisal of the fair values of purchased intangible assets. The Company has retained an independent third party appraisal firm to perform a fair market valuation of MJ Harden. The results of that valuation, when completed, will be the basis for the allocation of the excess of cost over net assets acquired to goodwill and intangible assets. The accompanying condensed consolidated statement of operations includes the operating results of MJ Harden from the date of acquisition.
     SPADAC Investment. On June 8, 2007, ORBIMAGE SI Opco, Inc. invested in Series A Preferred Stock in SPADAC, Inc. (“SPADAC”), a non publicly traded entity. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies. The Company acquired a 4.9 percent equity stake in the outstanding voting shares. The stock purchase transaction will be treated as a long-term investment and accounted for using the cost method.
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
     The OrbView-3 satellite is insured for $40 million. The insurance coverage is for both total loss and partial loss, with a sliding scale based on level of degradation, if a partial loss is declared. The Company submitted an insurance claim on June 8, 2007. We have had initial discussions with the insurers regarding our claim, and believe we will ultimately be successful in collecting the insurance proceeds. Based on those discussions, collection is likely to occur approximately 90-120 days from our filing of the proof of loss. Any proceeds received from the insurance claim will offset the $36.1 million loss recorded in the first quarter of 2007.

     The Company has reallocated imagery resources from its IKONOS satellite to satisfy customers’ imagery needs when possible. In the second quarter ending June 30, 2007, approximately $3.9 million in imagery revenue was shifted to the IKONOS satellite from OrbView-3. Although OrbView-3 will not be collecting new imagery, the Company expects to continue to sell archived OrbView-3 products.
     The OrbView-3 camera design did not include a redundant set of electronics that we could switch to in order to restore operations, such as exists in the design of the GeoEye-1 satellite. Although the design of GeoEye-1 is superior to that of OrbView-3, we do not know if this claim will have an impact, if any, on the rates for GeoEye-1.
     OrbView-3 generated approximately $25 million of imagery revenue in 2006. We had expected the amount of imagery revenue generated by OrbView-3 to decline in 2007 as customers waited for GeoEye-1 to be launched and commissioned. The impact of losing the satellite varies across our markets. The loss of OrbView-3 in support of the U.S. Government reduces overall worldwide collection activity by our constellation. However, the IKONOS satellite has sufficient collection capacity that we believe will satisfy contractual requirements until the launch of GeoEye-1. OrbView-3 support to international ground stations is less than ten percent of that provided by IKONOS and only unique in one country. We expect that IKONOS will fill some of the void left by OrbView-3, and we continue to work with the affected customers to find ways to minimize the impact to their missions and for us to recapture revenue. Because OrbView-3 could only produce black and white imagery at its highest resolution, OrbView-3 did not play a significant role in serving the commercial marketplace. Although OrbView-3 will not be collecting new imagery, we expect to continue to sell archived OrbView-3 products.
RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited.
     Revenues. Total revenues for the Company were $48.3 million and $35.1 million for the three months ended June 30, 2007 and 2006, respectively, and $85.1 million and $65.4 million for the six months ended June 30, 2007 and 2006, respectively. The increases for both periods were mostly attributable to an increase in deliveries of imagery and production services under contracts with the National Geospatial-Intelligence Agency (“NGA”) of $10.1 million for the second quarter and $16.6 million for the six month period. The remaining variance is attributable to increases and decreases across the Company’s other businesses, namely the inclusion of the operations of M.J. Harden Associates, Inc., which was acquired in March 2007, offset by the absence of revenue generated from the OrbView-3 satellite, which suffered an anomaly during the first quarter of 2007 and is no longer operational.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the Company’s satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $15.2 million and $20.2 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, direct expenses were $34.3 million and $40.6 million respectively. The decrease in direct expenses for both periods primarily resulted from a decrease in expenditures associated with the purchase of imagery to satisfy contractual requirements of $1.0 million and $1.9 million for the three month and six month periods, respectively, and from a reduction in depreciation expense resulting from the write-off of the OrbView-3 satellite during March 2007 of $5.3 million for the three months ended June 30, 2007, and $5.9 million for the six months ended June 30, 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $7.4 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively, and were $14.0 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively. The increase in both periods were attributable to the incurrence of additional SG&A expenses associated with the acquisition of MJ Harden operations, increases in headcount from the prior year, and increased stock-based compensation expense over the prior year.

     Interest Expense, net. The Company recorded net interest expense of $1.9 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively. Net interest expense for the six months ended June 30, 2007 and 2006 was $5.1 million and $10.9 million, respectively. As presented in the table below, the majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s $250 million Senior Secured Floating Rate Notes due 2012 (the “Notes”). Interest expense incurred on these Notes includes amortized prepaid financing costs and amortization of debt discount and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems. The composition of interest costs incurred on the Notes is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense	$3,604	$5,360	$7,383	$11,134
Capitalized interest	5,874	4,440	11,572	8,298

Total interest costs on Notes	$9,478	$9,800	$18,955	$19,432

     In addition, as more fully described in the Liquidity and Capital Resources section below, the Company entered into a Credit Agreement on January 10, 2006, in order to finance the Space Imaging acquisition, pursuant to which the Company borrowed $50 million of senior secured term loans. The remaining principal balance of these term loans was repaid in February 2007. Interest expense related to these loans was $1.4 million for 2007 and $1.7 million for 2006, inclusive of amortization of prepaid financing costs.
     The Company recorded interest income of $1.7 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and $3.7 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively.
     Unrealized Gain (Loss) on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. The Company recorded an unrealized gain on this derivative instrument of $0.8 million for the three months ended June 30, 2007 and an unrealized loss of $1.0 million for the 2007 year-to-date period. The Company recorded unrealized gains of $1.6 million and $4.3 million for the three months and six months ended June 30, 2006, respectively.
      Provision for Income Taxes. The Company recorded an income tax provision of $1.2 million for the three months ended June 30, 2007 and $1.4 million for the 2007 year-to-date period. This provision is principally the result of state income tax expense obligations incurred that are associated with the acquired Space Imaging operations. No income tax benefit was recorded for the three months and six months ended June 30, 2007.
     Backlog. Total negotiated backlog excluding NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $313.3 million at June 30, 2007. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $170.2 million at June 30, 2007 and includes $105.2 million funded in February 2007 under the Next View program for imagery purchases through December 31, 2007. In addition, NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. The contracts are generally for terms of up to four years, and the customers have options to renew.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2007. and $23.8 million for the six months ended June 30, 2006. The $20.5 million decrease is the result of a decrease in working capital balances of $43.3 million, offset by a favorable increase in net earnings (net of non-cash charges) of $22.8 million. The decrease in working capital balances resulted from a $29.0 million decrease in deferred revenue associated with milestone payments collected from NGA associated with the construction of the GeoEye-1 satellite, and a $14.0 million increase in accounts receivable caused mainly by an increase in receivables associated with purchases of imagery and value-added services. In July 2007, the Company collected approximately $23.7 million of the outstanding balance owed by NGA.
     Net cash used in investing activities was $25.3 million and $77.7 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures decreased by $32.4 million in 2007 compared to the similar period in the prior year due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule. In addition, during 2007, as discussed above, the Company completed its acquisition of MJ Harden and acquired a 4.9 percent ownership interest in SPADAC Inc., while in 2006 the Company completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $43.0 million. The acquisition of Space Imaging was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.
     Net cash used in financing activities was $15.1 million for the first six months of 2007. Net cash provided by financing activities was $35.5 million for the six months ended June 30, 2006. As discussed above, the Company entered into a Credit Agreement whereby it borrowed $50 million of senior secured term loans on the closing date. In 2006, the Company incurred costs of $5.6 million associated with the Credit Agreement in 2006 which were amortized over the expected payout period, and repaid approximately $8.8 million of the outstanding principal. In the first quarter of 2007, the Company repaid the remaining $15.4 million balance on the notes.
     On June 30, 2007, the Company had $162.6 million of cash and cash equivalents from its combined operations. At that date, our total long-term debt consisted of $246.4 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.6 million. The Company entered into an interest rate swap agreement in conjunction with the issuance of the Notes. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt to capital ratio (debt/debt plus equity), net of unamortized discounts, was approximately 61 percent at June 30, 2007 as compared to 62 percent at December 31, 2006. However, this ratio will improve upon receipt of insurance proceeds for the loss of OrbView-3. Our stockholders’ equity was $157.6 million at June 30, 2007.
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
     The Company’s performance under the NextView Contract requires significant capital expenditures to develop, manufacture and launch the GeoEye-1 satellite. Funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred, over a period of approximately two and one half years, most of which has passed. The construction of the GeoEye-1 satellite under the NextView program continues to be on budget.

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
     During the quarter ended June 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders was held on June 7, 2007
     The following proposals were adopted by the margins indicated:
1.	To elect the Directors of the Company to hold office until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified.

	Number of Shares
Nominee	For	Withheld
James A. Abrahamson	13,481,404	3,591
Joseph M. Ahearn	13,440,190	44,805
Martin C. Faga	13,440,190	44,805
Lawrence A. Hough	13,440,190	44,805
Matthew M. O’Connell	13,484,590	405
James M. Simon	13,440,190	44,805
William W. Sprague	13,440,190	44,805
2.	Ratification of BDO Seidman, LLP as independent registered public accountants of the Corporation for the year ending December 31, 2007:

For:	13,482,859
Against:	1,303
Abstain:	833
Item 5. Other Information
     None.

Item 6. Exhibits
(a)	Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O'Connell

Exhibit 31.2	Rule 13a-14(a) Certification of Henry E. Dubois

Exhibit 31.3	Rule 13a-14(a) Certification of Tony A. Anzilotti

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O'Connell

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.
(Registrant)

Date: August 2, 2007	by: /s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS
Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI
Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)