Form 10-Q
period 2007-09-30
GeoEye, Inc.
filed 2007-11-06
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares outstanding of Common Stock, par value $0.01, as of November 2, 2007 was 17,593,968 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$53,750	$43,531	$138,800	$108,931

Direct expenses	20,799	20,218	55,071	60,833

Gross profit	32,951	23,313	83,729	48,098

Selling, general and administrative expenses	8,863	6,569	22,841	18,039
Net gain on satellite insurance proceeds	(39,063)	—	(3,010)	—

Income from operations	63,151	16,744	63,898	30,059

Interest expense, net	1,628	4,105	6,748	14,961
Unrealized loss (gain) loss on derivative instrument	2,098	2,272	3,097	(2,055)

Income before provision for income taxes	59,425	10,367	54,053	17,153

Provision for income taxes	683	—	2,111	—

Net income	$58,742	$10,367	$51,942	$17,153

Earnings per common share – basic	$3.34	$0.60	$2.96	$0.98

Earnings per common share – diluted	$2.67	$0.48	$2.38	$0.80
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$229,299	$199,684
Receivables net of allowances of $742 and $610, respectively	37,848	21,208
Other current assets	6,907	7,285

Total current assets	274,054	228,177

Property, plant and equipment, at cost, less accumulated depreciation of $10,603 and $12,772, respectively	81,505	67,389
Satellites and related rights, at cost, less accumulated depreciation and amortization of $9,357 and $60,342, respectively	322,113	328,677
Goodwill	32,612	28,490
Intangible assets	17,753	18,394
Other assets	18,522	20,690

Total assets	$746,559	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,335	$20,768
Amounts payable to subcontractors	48,888	32,721
Accrued interest payable	8,698	17,358
Current portion of long-term debt	—	15,146
Current portion of deferred revenue	13,585	7,798
Other current liabilities	1,039	1,989

Total current liabilities	95,545	95,780

Long-term debt	246,610	246,075
Deferred revenue, net of current portion	187,281	184,481
Other noncurrent liabilities	525	2,363

Total liabilities	529,961	528,699

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,593,178 shares and 17,475,234 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	176	175
Additional paid-in capital	190,068	188,531
Retained earnings (accumulated deficit)	26,354	(25,588)

Total stockholders’ equity	216,598	163,118

Total liabilities and stockholders’ equity	$746,559	$691,817

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$51,942	$17,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	14,044	24,024
Net gain on satellite insurance proceeds	(3,010)	—
Amortization of debt discount and issuance costs	2,945	4,424
Unrealized loss (gain) on derivative instrument	3,097	(2,055)
Loss on sale of equipment	55	—
Stock compensation expense	1,703	790
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(16,166)	(4,368)
Other assets	(731)	(24)
Accounts payable and accrued expenses	(23,744)	(25,300)
Deferred revenue	8,544	50,071

Net cash provided by operating activities	38,679	64,715
Cash flows from investing activities:
Capital expenditures	(23,954)	(90,877)
Satellite insurance proceeds	40,000	—
Payment for business acquisition, net of cash acquired	(10,027)	(28,700)

Net cash provided by (used in) investing activities	6,019	(119,577)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000
Repayment of long-term debt	(15,443)	(17,796)
Long-term debt repayment and issuance costs	—	(5,644)
Equity issuance costs	—	(26)
Issuance of common stock	360	62

Net cash (used in) provided by financing activities	(15,083)	26,596

Net increase (decrease) in cash and cash equivalents	29,615	(28,266)
Cash and cash equivalents, beginning of period	199,684	226,504

Cash and cash equivalents, end of period	$229,299	$198,238

Supplemental cash flow information:
Interest paid	$34,589	$38,456

Non-cash items:
Capital expenditures	$(48,888)	$(31,947)
Amounts payable to subcontractors	48,888	31,947
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2006, which are included in our Form 10-K filed with the SEC. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
     Certain prior period amounts have been reclassified to conform with the current period’s presentation.
(2) Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of wholly-owned subsidiaries which the Company controls. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Actual results could differ from these estimates.
Revenue Recognition
     The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery to our customer. Deferred revenue represents receipts in advance of the delivery of imagery and are generally recognized as current liabilities. We also derive revenues from maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.
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
     Much of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with the Company or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.
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
Satellites and Related Rights
     The OrbView-3 satellite and related ground system assets were placed into service in February 2004 and were being depreciated over a five year period in accordance with its design life. As further detailed in Note 4 below, the Company declared the satellite permanently out of service in the first quarter of 2007. The IKONOS satellite was acquired in January 2006, and is being depreciated over its remaining estimated useful life of 2.5 years from the date of acquisition.
     The Company is constructing a next generation, high resolution imagery satellite which has been named GeoEye-1. Costs associated with the construction of the GeoEye-1 satellite and the related ground system are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. The satellite is expected to be depreciated over its design life of seven years. Capitalized costs include interest costs associated with construction in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as well as the cost of any applicable launch insurance.
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
(3) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry by sharing the costs for the engineering, construction and launch of the next generation of imagery satellites. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView program. Under this program, the Company is the prime contractor constructing the GeoEye-1 satellite. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of September 30, 2007, NGA had paid the Company $187.3 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $335.8 million as of September 30, 2007. Approximately $48.9 million of this amount was payable to subcontractors at September 30, 2007.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007, all of which had been delivered to NGA by September 30, 2007. The Company has completed discussions with NGA for a new $60 million task order for the continued delivery of additional products beginning in November 2007. Our fourth quarter results may be affected by the timing of this new task order and any potential impacts that may occur because the U.S. Government has not finalized its 2008 fiscal budget, which began October 1, 2007.
     The NextView contract, as modified, provides the ability for any of the Company’s spacecraft which could technically meet the specifications of a particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available to GeoEye-1 imagery, the NextView contract permits NGA to add funds for additional collection. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by the contract. The

Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity during this time, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company.
     We continue to make progress toward launch of the GeoEye-1 satellite in accordance with the plan previously disclosed.  Boeing has indicated that, given their other launch commitments, our target launch date is April 16, 2008.  The exact timing of the actual launch date will depend on a number of factors, many of which are outside of the Company’s control.  Such factors include the timeliness and success of preceding Boeing launches, weather and launch site conditions.  Such factors could result in the launch occurring either earlier or later than the target launch date.  We have encountered typical technical issues during the testing phase but have uncovered no substantial design issues.  As testing continues, we expect to uncover other issues, some of which could affect our schedule.
     In September 2007, the Company secured $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage to cover to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company will be approximately $41.4 million and will be capitalized as part of the satellite’s cost and depreciated over its estimated seven year life. In October 2007, the Company paid $2.2 million of the insurance premium.
(4) Loss of OrbView-3 Satellite
     On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems investigated the problem, and identified the problem to a specific unit within the camera electronics. On April 23, 2007, the Company announced that the satellite had been declared permanently out of service. The Company recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million impairment charge for the remaining book value of the satellite as well as a $3.9 million charge for the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million.
     The OrbView-3 satellite was insured for $40.0 million. The Company submitted a $40.0 million insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007. Upon receipt of the proceeds, the Company wrote off approximately $0.9 million of the remaining prepaid insurance premiums resulting in a net gain of $39.1 million which was recorded in the third quarter of 2007.
     Both the first quarter loss on the satellite that was recorded in the first quarter of 2007 and the subsequent gain on the receipt of insurance proceeds in the third quarter of 2007 were reported in the Company’s Imagery industry segment in their respective periods.
     The Company continues to be in communication with and in control of OrbView-3, but the satellite no longer produces usable imagery. With the loss of OrbView-3’s imagery capabilities, the Company is satisfying customers’ imagery needs with imagery from its IKONOS satellite where possible. Although OrbView-3 is not collecting new imagery, the Company has sold archived OrbView-3 products.
(5) Acquisition and Investment Activities
     On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc. (“OISI Opco”), acquired MJ Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both aerial and digital LiDAR imagery and geospatial information solutions. With this acquisition, GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.
     The Company hired an independent third party to perform a fair market valuation of the MJ Harden assets purchased. The results of that valuation were the basis for a $2.2 million allocation of costs to intangible assets. Those intangible assets will be subject to amortization over the assigned lives of six and ten years. The remaining excess of cost over fair value of the net assets of $4.1 million was allocated to acquired goodwill and is not subject to amortization. The accompanying condensed consolidated statements of operations include the operating results of MJ Harden from the date of acquisition.
     On June 8, 2007, Opco acquired a 4.9 percent equity position in Spadac, Inc., a privately held corporation, for $1.0 million through the acquisition of Series A Preferred Stock. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies. The stock purchase transaction is treated as a long term investment in accordance with APB Opinion 18, “The Equity Method for Investments in Common Stock,” and accounted for using the cost method.
     On August 2, 2007, Opco purchased a 3.0 percent ownership position in East-Dawn Group, Inc. (“East-Dawn”), a privately-held corporation established to provide satellite imagery and value-added products in China and to provide production services to international customers, for $1.0 million.  East-Dawn was in turn, formed as a new company, Beijing Earth Observation (“BEO”), to implement this strategy.  BEO will be GeoEye’s exclusive master reseller in China for IKONOS imagery products, including the IKONOS archive.  As part of the transaction, BEO placed two of GeoEye’s employees on its board of directors. The stock purchase transaction is treated as a long term investment in accordance with APB Opinion 18, “The Equity Method for Investments in Common Stock,” and accounted for using the cost method.
(6) Other Comprehensive Income
     For the three and nine months ended September 30, 2007, there were no material differences between net income as reported and comprehensive income.

(7) Earnings per Common Share
     The computations of basic and diluted earnings per common share were as follows for the three and nine months ended September 30, 2007 and 2006 respectively (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per common share:
Earnings available to common stockholders	$58,742	$10,367	$51,942	$17,153

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,588,910	17,422,601	17,548,966	17,415,815
Dilutive effect of warrants, restricted stock and stock options	4,374,487	4,170,055	4,314,639	4,126,767

Average number of common shares outstanding for diluted computations	21,963,397	21,592,656	21,863,605	21,542,582

Earnings per common share – basic	$3.34	$0.60	$2.96	$0.98

Earnings per common share – diluted	$2.67	$0.48	$2.38	$0.80

(8) Long-Term Debt
     On January 10, 2006, in conjunction with the acquisition of the operating assets of Space Imaging LLC, the Company and its wholly owned subsidiaries, Opco and ORBIMAGE SI Holdco Inc.(“Holdco”), entered into a Credit Agreement (the “SI Credit Agreement”) whereby Opco borrowed $50 million of senior secured term loans on the closing date. The term loans were to mature on July 1, 2008, at which time the principal amount of the loans were required to be paid in full. Opco was to prepay the loans with 100 percent excess cash flow of Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by Holdco and secured by substantially all of the tangible and intangible assets of each of Holdco and Opco. As of December 31, 2006, Opco had repaid approximately $34.6 million of these loans. On February 2, 2007, Opco repaid the remaining $15.4 million principal balance. In conjunction with the repayment of the remaining principal balance, all restrictive covenants associated with the debt were retired. The interest rate per annum applicable to the loans was 11 percent in 2007. Interest expense recognized in 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million of amortization of the debt discount that was outstanding at year-end.
     The terms of the Company’s Senior Secured Floating Rate Notes require the Company to make a tender for the Notes for the $40 million of insurance proceeds received from the loss of the OrbView-3 satellite, plus any accrued interest. The tender offer to the existing Noteholders was filed on October 2, 2007 and expired on November 1, 2007. None of the Noteholders accepted the terms of the tender offer to redeem their Notes for payment. Therefore, the Company will retain the entire $40 million of insurance proceeds and will use the funds for its general operations as allowed under the indenture.
     The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled $42.0 million at September 30, 2007.
(9) Income Taxes
     The Company recorded a provision for income taxes of $0.7 million for the third quarter of 2007 and $2.1 million for the nine months ended September 30, 2007. The tax provision was calculated using the Company’s estimated effective tax rate and includes the one time gain on the disposal of the OrbView-3 asset described in Note 4 above.
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.1 million in the third quarter of 2007 and $1.1 million for the 2007 year to date period, which reduced earnings per basic and diluted share for the nine months ended September 30, 2007 by $0.06 and $0.05 respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Volatility	51.34% - 52.35%	62.50%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.65% - 4.66%	3.70% - 4.70%
Expected average life	5.25 years – 6.24 years	5.50 years – 6.33 years
Exercise price per option	$6.50 – $20.24	$6.50 – $18.25

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
     The following table summarizes stock option activity for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	461,485	$9.84
Granted	221,734	18.03
Exercised	(54,668)	8.10
Forfeited	(21,884)	11.65

Outstanding at September 30, 2007	606,667	$12.91	8.2 years	$7,725

Exercisable at September 30, 2007	160,142	$8.41	7.9 years	$2,777

     The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.0 million and $ 0, respectively. No options vested during the three months ended September 30, 2007.
Restricted Stock
     As of September 30, 2007 and 2006, there was $1.2 million and $ 0.5 million respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the three-month period is presented below:

		Weighted-
		Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value
Nonvested at December 31, 2006	38,300	$13.75
Granted	135,747	18.16
Forfeited	(13,747)	17.67
Vested	(78,164)	15.92

Nonvested at September 30, 2007	82,136	$17.43

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Imagery	$44,947	$32,349	$110,153	$86,194
Production and Other Services	8,803	11,182	28,647	22,737

Total net sales	$53,750	$43,531	$138,800	$108,931

Operating profit
Imagery
Net effect of satellite loss	$39,063	$—	$3,010	$—
Other operating profit	22,665	10,062	50,589	19,241

Total Imagery	61,728	10,062	53,599	19,241
Production and Other Services	1,423	6,682	10,299	10,818

Total operating profit	$63,151	$16,744	$63,898	$30,059

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
     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $30.4 million for the third quarter of 2007, which represents 57 percent of total revenues for the current quarter and approximately $71.0 million or 56 percent of total year to date revenue. Total revenues from the U.S. Government for the corresponding quarter of 2006 were $18.2 million, which represents 42 percent of total revenues for that period and $49.2 million, or 45 percent of total year to date revenue. No other customer accounted for more than 10 percent of the Company’s revenues for the third quarter of 2007 or 2006.
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

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$29,727	$43,473	$(19,450)	$53,750

Direct expenses	—	22,508	17,741	(19,450)	20,799

Gross profit	—	7,219	25,732	—	32,951

Selling, general and administrative expenses		4,761	4,102		8,863
Gain on satellite insurance proceeds	—	(39,063)	—	—	(39,063)

Income from operations	—	41,521	21,630	—	63,151

Interest expense (income), net	2,938	(1,178)	(132)	—	1,628
Unrealized loss on derivative instrument	2,098	—	—		2,098
Equity in earnings of subsidiaries	(64,461)	—	—	64,461	—

Income before provision for income taxes	59,425	42,699	21,762	(64,461)	59,425

Provision for income taxes	683	—	—	—	683

Net income	$58,742	$42,699	$21,762	$(64,461)	$58,742

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$11,502	$32,231	$(202)	$43,531

Direct expenses	—	9,176	11,244	(202)	20,218

Gross profit	—	2,326	20,987	—	23,313

Selling, general and administrative expenses	—	3,302	3,267	—	6,569

Income from operations	—	(976)	17,720	—	16,744

Interest expense (income), net	4,041	(1,560)	1,624	—	4,105
Unrealized loss on derivative instrument	2,272	—	—	—	2,272
Equity in earnings of subsidiaries	(16,680)	—	—	16,680	—

Income before provision for income taxes	10,367	584	16,096	(16,680)	10,367

Provision for income taxes	—	—	—	—	—

Net income	$10,367	$584	$16,096	$(16,680)	$10,367

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$72,934	$111,312	$(45,446)	$138,800

Direct expenses	—	60,831	39,686	(45,446)	55,071

Gross profit	—	12,103	71,626	—	83,729

Selling, general and administrative expenses	—	8,725	14,116	—	22,841
Net gain on satellite insurance proceeds	—	(3,010)	—	—	(3,010)

Income from operations	—	6,388	57,510	—	63,898

Interest expense (income), net	9,259	(3,535)	1,024	—	6,748
Unrealized loss on derivative instrument	3,097	—	—	—	3,097
Equity in earnings of subsidiaries	(65,895)	—	—	65,895	—

Income before provision for income taxes	53,539	9,923	56,486	(65,895)	54,053

Provision for income taxes	1,597	—	514	—	2,111

Net income	$51,942	$9,923	$55,972	$(65,895)	$51,942

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$29,689	$79,476	$(234)	$108,931

Direct expenses	—	28,185	32,882	(234)	60,833

Gross profit	—	1,504	46,594	—	48,098

Selling, general and administrative expenses	—	9,624	8,415	—	18,039

Income (loss) from operations	—	(8,120)	38,179	—	30,059

Interest expense (income), net	14,273	(4,521)	5,209	—	14,961
Unrealized gain on derivative instrument	(2,055)	—	—	—	(2,055)
Equity in earnings of subsidiaries	(29,371)	—	—	29,371	—

Income (loss) before provision for income taxes	17,153	(3,599)	32,970	(29,371)	17,153

Provision for income taxes	—	—	—	—	—

Net income (loss)	$17,153	$(3,599)	$32,970	$(29,371)	$17,153

GEOEYE, INC.
Condensed Consolidating Balance Sheet
September 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$38,216	$121,507	$69,576	$—	$229,299
Receivables, net	—	14,750	23,098	—	37,848
Amounts due from related parties	2,770	—	39,299	(42,069)	—
Other current assets	—	1,963	4,944	—	6,907

Total current assets	40,986	138,220	136,917	(42,069)	274,054

Property, plant and equipment, net	—	67,737	13,768	—	81,505
Satellites and related rights, net	—	319,250	2,863	—	322,113
Investment in subsidiaries	415,364	—	—	(415,364)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	113	17,640	—	17,753
Other assets	16,445	77	2,000	—	18,522

Total assets	$472,795	$553,887	$177,310	$(457,433)	$746,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$12,253	$11,082	—	$23,335
Amounts payable to related parties	—	42,069	—	(42,069)	—
Amounts payable to subcontractors	—	48,888	—	—	48,888
Accrued interest payable	8,698	—	—	—	8,698
Current portion of deferred revenue	—	472	13,113	—	13,585
Other current liabilities	889	—	150	—	1,039

Total current liabilities	9,587	103,683	24,345	(42,069)	95,545

Long-term debt	246,610	—	—	—	246,610
Deferred revenue, net of current portion	—	187,281	—	—	187,281
Other noncurrent liabilities	—	525	—	—	525

Total liabilities	256,197	291,488	24,345	(42,069)	529,961

Stockholders’ equity	216,598	262,399	152,965	(415,364)	216,598

Total liabilities and stockholders’ equity	$472,795	$553,887	$177,310	$(457,433)	$746,559

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

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,200)	$(4,802)	$60,681	$—	$38,679
Cash flows from investing activities:
Capital expenditures	—	(18,747)	(5,207)	—	(23,954)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payment for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)

Net cash provided by (used in) investing activities	—	21,253	(15,234)	—	6,019
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	360	—	—	—	360

Net cash provided by (used in) financing activities	360	—	(15,443)	—	(15,083)

Net increase (decrease) in cash and cash equivalents	(16,840)	16,451	30,004	—	29,615
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$38,216	$121,507	$69,576	$—	$229,299

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,564	$28,383	$34,768	$—	$64,715
Cash flows from investing activities:
Capital expenditures	—	(90,054)	(823)	—	(90,877)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(90,054)	(29,523)	—	(119,577)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(17,796)	—	(17,796)
Long-term debt repayment and issuance costs	—	—	(5,644)	—	(5,644)
Issuance of common stock	62	—	—	—	62
Equity issuance costs	(26)	—	—	—	(26)

Net cash provided by financing activities	36	—	26,560	—	26,596

Net increase (decrease) in cash and cash equivalents	1,600	(61,671)	31,805	—	(28,266)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$54,437	$111,996	$31,805	$—	$198,238

\

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     GeoEye, Inc., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), operates satellites that collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions. In addition to the IKONOS and OrbView-2 satellites, the satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, the Company maintains an image processing and production center at its headquarters in Dulles, Virginia, and advanced image processing and geospatial information technology development and production centers in St. Louis, Missouri and Thornton, Colorado. The Company is also constructing a next-generation high-resolution imagery satellite, which has been designated GeoEye-1. As a result of the acquisition of MJ Harden Associates, Inc. in the first quarter of 2007 as described below, the Company is also a provider of both aerial and digital LiDAR imagery and geospatial information solutions.
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
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007, all of which had been delivered to NGA by September 30, 2007. The Company has completed discussions with NGA for a new $60 million task order for the continued delivery of additional products beginning in November 2007. Our fourth quarter results may be affected by the timing of this new task order and any potential impacts that may occur because the U.S. Government has not finalized its 2008 fiscal budget, which began October 1, 2007.
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
          We continue to make progress toward launch of the GeoEye-1 satellite in accordance with the plan previously disclosed.  Boeing has indicated that, given their other launch commitments, our target launch date is April 16, 2008.  The exact timing of the actual launch date will depend on a number of factors, many of which are outside of the Company’s control.  Such factors include the timeliness and success of preceding Boeing launches, weather and launch site conditions.  Such factors could result in the launch occurring either earlier or later than the target launch date.  We have encountered typical technical issues during the testing phase but have uncovered no substantial design issues.  As testing continues, we expect to uncover other issues, some of which could affect our schedule.
     As of September 26, 2007, the Company has secured $220 million of launch and first year on-orbit insurance and $50 million of launch plus three-year on-orbit insurance for the GeoEye-1 satellite to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The insurance coverage of approximately $41.4 million was obtained at a premium rate that was less than previously anticipated. Depending on market and economic conditions, we may attempt to procure additional insurance on the satellite.
     MJ Harden Acquisition. On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc., acquired MJ Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both aerial and digital LiDAR (laser based Light Detection and Ranging technology) imagery and geospatial information solutions.
     With the acquisition GeoEye now has access to M. J. Harden’s aerial and digital LiDAR imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.
     The Company hired an independent, third party appraisal firm to perform a fair market valuation of the MJ Harden assets purchased. The results of that valuation were the basis for a $2.2 million allocation of costs to intangible assets. Those intangible assets will be subject to amortization over their assigned lives of six and ten years. The remaining excess of cost over the fair value of net assets of $4.1 million was allocated to goodwill and is not subject to amortization. The accompanying condensed consolidated statements of operations include the operating results of MJ Harden from the date of acquisition.
     SPADAC Investment. On June 8, 2007, the Company purchased a 4.9 percent of the outstanding voting shares in SPADAC, Inc. (“SPADAC”), a privately held entity, for $1.0 million. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies.
     East-Dawn Investment. On August 2, 2007, the Company purchased a 3.0 percent ownership position in East-Dawn Group, Inc. (“East-Dawn”), a privately held corporation, for $1.0 million. East-Dawn was established to provide satellite imagery and value-added products in China and to provide production services to international customers. East-Dawn, in turn, formed a new company, Beijing Earth Observation (“BEO”), to implement this strategy.  BEO will be GeoEye’s exclusive master reseller in China for IKONOS imagery products, including the IKONOS archive.  As part of the transaction, BEO placed two of GeoEye’s employees on its board of directors.
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
     The OrbView-3 satellite was insured for $40.0 million. The Company submitted a $40.0 million insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007. Upon receipt of the proceeds, the Company wrote off approximately $0.9 million of the remaining prepaid insurance premiums resulting in a net gain of $39.1 million which recorded in the third quarter of 2007.
     As a result of the loss of the OrbView-3 satellite, the Company has reallocated imagery resources from its IKONOS satellite to satisfy customers’ imagery needs when possible. The IKONOS satellite has sufficient collection capacity that we believe will satisfy contractual requirements until the launch of GeoEye-1. Although OrbView-3 is not collecting new imagery, we continue to sell archived OrbView-3 products.
     GeoEye-2 Satellite. The Company announced in October 2007 that it has entered into a contract with ITT Corporation to begin work on the camera for GeoEye’s next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from significant improvements in capability and the potential to collect imagery of the Earth’s surface at approximately 0.25 meter or 9.75 inch ground resolution. The Company expects to contract with a satellite builder in 2008 and launch the satellite approximately three years after work begins on that contract. The Company will evaluate is options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.
RESULTS OF OPERATIONS
     Revenues. Total revenues for the Company were $53.8 million and $43.5 million for the three months ended September 30, 2007 and 2006, respectively, and $138.8 million and $108.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increases for both periods were mostly attributable to an increase in deliveries of imagery and production services under contracts with NGA of $13.1 million for the third quarter and $31.2 million for the nine month period. The remaining variance is attributable to increases and decreases across the Company’s other businesses, namely the inclusion of the operations of M.J. Harden Associates, Inc., which was acquired in March 2007, offset by the absence of revenue generated from the OrbView-3 satellite, which suffered an anomaly during the first quarter of 2007 and was deemed to be permanently impaired.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the Company’s satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $20.8 million and $20.2 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, direct expenses were $55.1 million and $60.8 million respectively. The $0.6 million increase in direct expenses for the third quarter of 2007 primarily resulted from an increase in expenditures associated with the purchase of imagery to satisfy contractual requirements and the additional direct operational expenses associated with the acquisition of MJ Harden, offset by a reduction in depreciation expense as a result of the OrbView-3 satellite write-off during March 2007 for the three months ended September 30, 2007.
     The $5.8 million decrease in direct expenses for the nine months ended September 30, 2007 was the result of the absence of $11.2 million of depreciation expense associated with the OrbView-3 satellite offset by the additional direct operational expenses associated with the acquisition of MJ Harden.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $8.9 million and $6.6 million for the three months ended September 30, 2007 and 2006, respectively, and were $22.8 million and $18.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in both periods were attributable to the incurrence of additional SG&A expenses associated with the acquisition of MJ Harden operations, increases in headcount from the prior year, and increased stock-based compensation expense over the prior year.

     Interest Expense, net. The Company recorded net interest expense of $1.6 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively. Net interest expense for the nine months ended September 30, 2007 and 2006 was $6.7 million and $15.0 million, respectively. As presented in the table below, the majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s $250 million Senior Secured Floating Rate Notes due 2012 (the “Notes”). Interest expense incurred on these Notes includes amortized prepaid financing costs and amortization of debt discount and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems. The composition of interest costs incurred on the Notes is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense	$3,429	$4,645	$10,810	$15,872
Capitalized interest	6,047	4,930	17,619	13,228

Total interest costs on Notes	$9,476	$9,575	$28,429	$29,100

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
     The Company recorded interest income of $1.5 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, and $5.6 million and $6.3 million for the nine months ended September 30, 2007 and 2006, respectively.
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
     The Company recorded unrealized losses of $2.1 million and $ 3.1 million for the three months and nine months ended September 30, 2007, respectively. The Company recorded an unrealized loss on this derivative instrument of $2.3 million for the three months ended September 30, 2006 and an unrealized gain of $2.1 million for the nine months ended September 30, 2006.
      Provision for Income Taxes. The Company recorded an income tax provision of $0.7 million for the three months ended September 30, 2007 and $2.1 million for the 2007 year-to-date period. This provision is principally the result of state income tax expense obligations incurred that are associated with the acquired Space Imaging operations. No income tax benefit was recorded for the three months and nine months ended September 30, 2006.
     Backlog. Total negotiated backlog excluding NGA’s expected remaining contribution relating to GeoEye-1 construction costs was $234.3 million at September 30, 2007. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $146.8 million at September 30, 2007. In addition, NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. The contracts are generally for terms of up to four years, and the customers have options to renew.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $38.7 million for the nine months ended September 30, 2007 and $64.7 million for the nine months ended September 30, 2006. The $26.0 million decrease is the result of a decrease in working capital balances of $52.5 million, offset by a favorable increase in net earnings (net of non-cash charges) of $26.4 million. The decrease in working capital balances resulted from a $41.5 million decrease in deferred revenue associated with milestone payments collected from NGA associated with the construction of the GeoEye-1 satellite, and a $13.0 million increase in accounts receivable caused mainly by an increase in receivables associated with purchases of imagery and value-added services.
     Net cash provided by investing activities was $6.0 million for the nine months ended September 30, 2007. Net cash used in investing activities was $119.6 million for the nine months ended September 30, 2006. Capital expenditures decreased by $67.0 million in 2007 compared to the similar period in 2006 due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule. During 2007, the Company received $40.0 million of proceeds from insurance for the loss of the OrbView-3 satellite. In addition, during 2007, the Company completed its acquisition of MJ Harden, acquired a 4.9 percent ownership interest in SPADAC Inc., and invested in a strategic partnership with the East-Dawn Group in China, while in 2006 the Company completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $43.0 million. The acquisition of Space Imaging was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.
     Net cash used in financing activities was $15.1 million for the first nine months of 2007. Net cash provided by financing activities was $26.6 million for the nine months ended September 30, 2006. As discussed above, the Company entered into a Credit Agreement whereby it borrowed $50 million of senior secured term loans on the closing date. In 2006, the Company incurred costs of $5.6 million associated with the Credit Agreement in 2006 which were amortized over the expected payout period, and repaid approximately $17.8 million of the outstanding principal. In the first quarter of 2007, the Company repaid the remaining $15.4 million balance on the notes.
     The terms of our Senior Secured Floating Rate Notes required us to make a tender for the Notes for the amount of insurance proceeds received, plus any accrued interest. The tender offer to the existing noteholders was filed on October 2, 2007 and expired on November 1, 2007. None of the Noteholders accepted the terms of the tender offer to redeem their Notes for payment. Therefore, the Company will retain the entire $40 million of insurance proceeds and will use the funds for its general operations as allowed under the indenture.
     On September 30, 2007, the Company had $229.3 million of cash and cash equivalents from its combined operations which includes the $40 million of OrbView-3 insurance proceeds that we have offered to tender to our note holders. At that date, our total long-term debt consisted of $246.6 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.4 million. The Company entered into an interest rate swap agreement in conjunction with the issuance of the Notes. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt to capital ratio (debt/debt plus equity), net of unamortized discounts, was approximately 53 percent at September 30, 2007 as compared to 62 percent at December 31, 2006. Our stockholders’ equity was $216.6 million at September 30, 2007.
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
     During the quarter ended September 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

GeoEye, Inc.

(Registrant)

Date: November 5, 2007	by: /s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS

Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI

Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)