Form 10-K
period 2007-12-31
GeoEye, Inc.
filed 2008-04-02
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 000-50933
GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	20-2759725 (IRS Employer Identification Number)
21700 Atlantic Blvd Dulles, VA (Address of principal executive office)	20166 (Zip Code)

Registrant’s telephone number, including area code:
(703) 480-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $382,142,650

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of Common Stock, par value $0.01, as of March 1, 2008 was 17,968,951 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2008 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

Restatement

GeoEye, Inc. (the “Company”) is restating herein its historical financial data for the three and nine month periods ended September 30, 2007. The Company has preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change in control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005 then as this change of control occurred within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards are eliminated. The Company has utilized its post-reorganization carryforwards against taxable income generated in 2006 and through the third quarter of 2007. In the third quarter of 2007 the taxable income exceeded the post acquisition losses and therefore the company has restated its third quarter tax provision and has recorded an additional provision for income taxes of $15.8 million. The Company will have a payment obligation if its final determination is that a change of control took place in 2005. The Company is vigorously pursuing the matter. If the Company is able to conclude that a change of control for Section 382 purposes did not take place, the Company plans to reinstate its pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods to reduce any taxes payable. If the pre-reorganization NOLs are available, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of Fresh-Start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. Once these pre-reorganization NOLs are utilized, the Company would utilize its post-reorganization NOLs to offset any future income tax expense.

The restatement has the following impact on net earnings and diluted earnings per share and on the balance sheet:

Increase (Decrease) by Periods

	Net Income	Diluted EPS
	Adjustment	Adjustment
	(In thousands, except per share
	information)

Adjustment to Net Earnings
Three Months Ended September 30, 2007	$(15,837)	$(0.47)
Nine Months Ended September 30, 2007	$(15,837)	$(0.51)

September 30,
2007
(in thousands)

Adjustments to Balance Sheet
Other assets	$5,779
Total assets	5,779
Other current liabilities	21,616
Total liabilities	21,616
Retained earnings	(15,837)
Total stockholders’ equity	(15,837)

For additional information relating to the effect of the restatement, see the following items:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures.

PART I

Item 1.	Business.

Overview

GeoEye, Inc. (“GeoEye” or the “Company”), together with its consolidated subsidiaries, is a leading provider of global space-based and aerial imagery and geospatial information. We have built a fully integrated receiving, processing and distribution network for delivering high-resolution and low-resolution imagery, imagery-derived products and image processing services to customers around the world. With our collection systems and our large-scale product generation capabilities, GeoEye serves the worldwide market needs for advanced imagery information products to map, measure, and monitor the earth for applications including intelligence gathering, precision mapping, construction planning, and environmental monitoring. Our primary customers are the US Government and international customers, which include some international governments. In addition, we serve commercial customers, including the on-line mapping industry.

We currently operate the IKONOS high resolution and OrbView-2 low-resolution satellites. IKONOS, which was launched in September 1999 and acquired by the Company in January 2006, supports a wide range of applications: defense, military planning, and intelligence; general mapping and charting; and civil and commercial applications such as agriculture, forestry, and environmental monitoring. IKONOS collects 0.82 meter resolution panchromatic (black and white) imagery and 3.2 meter resolution multi-spectral (color) imagery. IKONOS can take simultaneous panchromatic and multispectral imagery, allowing us to deliver “pan sharpened multispectral” imagery, which is in effect black and white imagery at 0.82-meter resolution to which color has been accurately added, yielding a colorized product at higher resolution. In addition, IKONOS can capture stereo images on the same pass, allowing us to provide digital elevation data. OrbView-2, launched in 1997, collects 1.0 kilometer resolution multi-spectral imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. Its coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing, environmental monitoring and naval operations. We also own and operate two airplanes with digital and light detection radar (LiDAR) cameras as result of our acquisition of M.J. Harden and Associates in March 2007.

We are currently in the final stages of testing our new satellite, GeoEye-1. The GeoEye-1 satellite is scheduled to be launched later this year from Vandenberg Air Force Base in California. Our launch provider, Boeing Launch Services, has offered us an August 22, 2008 launch slot. We believe that our contract entitles us to an earlier launch date as described below. When launched, GeoEye-1 will be the world’s highest-resolution commercial remote-sensing satellite with a ground resolution of slightly less than 0.5 meters. In October 2007, we announced our intention to construct and launch a new high resolution satellite, GeoEye-2, to augment our constellation of remote sensing satellites and initiated a contract order for the procurement of long lead satellite camera equipment and parts. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 and launch the satellite approximately three to four years after work begins on that contract.

We operate image production and exploitation facilities located at our headquarters in Dulles, Virginia, Thornton, Colorado and Mission, Kansas. We also own and operate a satellite image processing facility in St. Louis, Missouri, that provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility is a leader in advanced image processing and photogrammetry. Photogrammetry refers to the process of measuring objects from the imagery data collected from many different satellites and other imagery sources and is used principally for object interpretation (i.e., establishing what the object is, type, quality, quantity) and object measurement (i.e., what are its coordinates, what is its form and size). These image production capabilities combined with imagery from our satellites enable us to provide end-to-end imagery solutions.

With our recent acquisition of MJ Harden and their aerial and digital LiDAR imagery capture capability, we have expanded our photogrammetry services and added mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. This enables us to provide end-to-end aerial imagery and related value added solutions to our customers which include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas.

We operate ground stations in Alaska, Colorado, Oklahoma, Virginia and West Virginia and have remote access to a ground station in Sweden. In addition, once GeoEye-1 is launched, we will have access to two additional ground stations, one in Norway and the other in Antarctica.

We currently operate in two industry segments: (1) Imagery; and (2) Production and Other Services. The business segments have been organized based on the nature of the products and services offered. The Imagery segment provides image-derived geospatial intelligence to commercial businesses and governmental organization. The Production and Other Services segment provides advanced image processing and photogrammetry, the acquired M.J. Harden operations and our SeaStar fishing information products and services.

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

Company History

Our business started in 1991 as an operating division of Orbital Sciences Corporation (“Orbital Sciences”) to manage the development and operation of remote imaging satellites that would collect, process and distribute digital imagery of the earth’s landmass, oceans and atmosphere. Subsequently, our predecessor, Orbital Imaging Corporation was incorporated in 1992 in Delaware as a wholly owned subsidiary of Orbital Sciences. Our first satellite was launched in 1995. In 1996 and 1997, Orbital Imaging Corporation purchased all assets and liabilities of Orbital Sciences’ operating division at historical cost and purchased engineering, construction and launch services for each of our satellites.

On September 15, 2005, we entered into a definitive asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments. Pursuant to the terms of the Purchase Agreement, the Company entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, whereby the Company agreed to assign all of their rights and certain obligations in, to and under the Purchase Agreement to Opco.

On January 10, 2006, we completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The final cash purchase price, including acquisition costs, was approximately $51.5 million. The acquisition was financed mainly through the incurrence of $50 million of indebtedness. We were required to prepay the debt with 100 percent of the excess cash flows of the acquired operations calculated on a quarterly basis. We made payments totaling $34.6 million during 2006 and repaid the remaining principal of $15.4 million on February 2, 2007.

On March 15, 2007, we acquired M.J. Harden through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition GeoEye now has access to M.J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities and oil and gas pipeline companies, engineering companies, developers and federal, state and local government agencies, among others.

On June 8, 2007, we acquired a 4.9 percent equity position in SPADAC, Inc., a privately held corporation. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies. On August 2, 2007, we purchased a 3.0 percent ownership position in East-Dawn Group, Inc. (“East-Dawn”), a privately-held corporation established to provide satellite imagery and value-added products in China and to provide production services to international customers. East-Dawn, in turn, formed a new company, Beijing Earth Observation (“BEO”), to implement their distribution strategy. BEO will be GeoEye’s exclusive master reseller in China for IKONOS imagery of China, including the IKONOS archive. As part of the transaction, four of our employees are members of BEO’s Board of Directors, which is comprised of ten members.

In October 2007, we announced that we had retained ITT Corporation to begin work on the camera for our next high resolution satellite, GeoEye-2. In 2008, we will evaluate our options for financing the construction of GeoEye-2 in conjunction with our selection of the satellite builder. The expected launch of GeoEye-2 would be approximately three to four years after construction of the satellite begins.

Corporate Structure

The Company was organized as a Delaware corporation as ORBIMAGE Holdings, Inc. on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. ORBIMAGE, Inc. had been established on December 31, 2003 in conjunction with Orbital Imaging Corporation’s reorganization and emergence from Chapter 11. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”). As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of the Company, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.

In connection with the Merger, the Company assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, the Company assumed ORBIMAGE Inc.’s obligations under the Warrant Agreement dated March 14, 2005 and the warrant certificates issued thereunder. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares at the same exercise price of the Company’s common stock. The Company also assumed ORBIMAGE Inc.’s registration obligations under its various registration rights agreements.

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

Upon closing of the acquisition of the Space Imaging operations on January 10, 2006, we adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings Inc. to GeoEye, Inc.

The NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded us a contract as the second provider under this NextView program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, are constructing a new satellite, GeoEye-1. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract that we have with NGA, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. We have received approximately $193.9 million of NextView milestone payments from NGA since inception, which represents all of the payments that were currently available under the milestone schedule and includes $6.6 million received in 2008 for milestones completed in 2007.

We believe GeoEye-1, when it is launched and placed into service, will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution panchromatic (black and white) images, and 1.65 meter resolution multi-spectral (color) images, with the capability to take panchromatic images across up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi-spectral images across up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year.

In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service.

At the time the NextView contract was signed, the launch of GeoEye-1 was anticipated to take place during the first quarter of 2007. The combined effect of slower than anticipated progress on the satellite and other launch commitments of Boeing resulted in our being given a thirty day launch date window beginning April 16, 2008 from Vandenberg Air Force Base, California. The Company received a January 12, 2008, letter from its launch services provider, Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite during the April 2008 launch window. Boeing offered in its letter to launch GeoEye-1 on August 22, 2008. The final determination of the launch date is being discussed by GeoEye and Boeing.

The NextView award provides for NGA to purchase imagery from the satellite for an initial 18-month period following the successful launch and check-out of GeoEye-1. NGA will have the first right to order images from the satellite, which we anticipate will utilize more than half of the satellite’s imagery-taking capacity during the initial imagery delivery period and approximately 50 percent of the satellite’s capacity thereafter, with the remainder available for commercial, state and local government and international customers. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the current NextView contract.

In February 2007, the Company and NGA executed a task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s IKONOS satellite for the period from February 1, 2007 to December 31, 2007. We delivered all imagery products under the task order by September 30, 2007. In November 2007, we completed discussions with NGA for the continued delivery of additional products through the launch and checkout of GeoEye-1 for approximately $60 million. We delivered

IKONOS imagery totaling $14.0 million in the fourth quarter of 2007. In January 2008, NGA funded an additional $25 million task order for IKONOS imagery. The NextView contract, as modified, provides the ability for any spacecraft which could technically meet the specifications of the particular collection requirement to satisfy that requirement both before and after the GeoEye-1 launch. While this could reduce the amount available for GeoEye-1 imagery, the NextView contract also permits NGA to add funds to the contract for additional collection. In addition to the imagery task orders, NGA also funded $24.3 million of production and services task orders during 2007.

Remote Imagery Industry

Remote imaging is the process of observing, measuring and recording objects or events from a distance using a variety of sensors mounted on satellites and aircraft. The market for remote imaging includes the sale of imagery and related products and services by imagery suppliers. It also includes satellite operations by both domestic and international commercial and government users.

Formerly, all satellite imagery systems were either military surveillance platforms or were sponsored by large national and international civil space agencies, which used satellites to monitor meteorological conditions and environmental changes on the Earth’s surface. Historically, in the United States, the only “commercial” operators of remote imaging satellites were quasi-governmental programs like the low-resolution Landsat satellite systems in operation since 1972. The opportunities for commercialization of space-based imagery expanded in 1994 when the U.S. Government implemented a policy permitting the worldwide, commercial sale of high-resolution satellite imagery by U.S. companies. Currently, there are a limited but growing number of commercial providers of satellite imaging services, which collectively address only a portion of the market opportunities in the remote imaging industry. Historically, the majority of commercial imagery came from local or regional aerial photography firms. Although aerial imaging companies are able to achieve high spatial resolution and customize their products according to local needs, their limited coverage range and restricted ability to fly over certain areas of the globe limit use of their products.

The major purchaser of commercial satellite imagery in the United States is NGA. Under the NextView program, NGA acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other agencies of the U.S. Government that purchase satellite imagery include the Department of Agriculture, the Department of Commerce, the Department of Interior, the Department of State, the Department of Transportation, the Department of Treasury and many independent agencies that include the EPA, FEMA and NASA among others.

The aftermath of the terrorist attacks on the U.S. on September 11, 2001 and the conflicts in Afghanistan, Iraq and the Middle East have significantly contributed to the increase in demand by the U.S. Government for satellite imagery to address national security and intelligence gathering concerns. The U.S. Government’s increasing reliance on commercial satellite imagery providers was formalized in the Bush Administration’s “U.S. Commercial Remote Sensing Policy” dated April 25, 2003. This policy requires U.S. Government agencies to “rely to the maximum practical extent on commercial remote sensing space capabilities for filling imagery and geospatial needs.”

International customers represent a substantial portion of our revenue. Most countries currently do not have satellite collection programs as sophisticated as those in the United States, and thus rely on limited aerial imagery collection for border surveillance and related national defense programs or purchase imagery from reliable existing commercial satellites. Our satellites are able to image areas that are not accessible by airplanes because of restrictions on air space or because the areas are too remote. Our international revenues in 2007 were $65.8 million, or 36 percent of total revenues. However, several countries are developing satellite capabilities, as noted below under “Competition.”

Commercial imagery customers, like a telecommunications company that wants to map a large, fairly remote area to determine where to place cellular towers, could hire an aerial photographer to fly an airplane over the area to take a digital image and deliver the final map to the customer. Although aerial photography alone may be able to produce a higher resolution image (aerial imagery can always be of a higher resolution than satellite imagery because an airplane needs only lower its altitude to generate a higher resolution), this can be time consuming as the airplane needs to be mobilized to the area, captures imagery in much smaller scene sizes and, thus, incurs additional expenses to do so. Our high-resolution IKONOS satellite is capable of obtaining tens of thousands of square kilometers of 0.82 meter resolution imagery in a single 10-minute pass (though operationally image windows are set for shorter periods and the imaging mode that maximizes the size of the imaged area is not used unless that is the appropriate mode for a customer’s needs). Additionally, IKONOS can quickly downlink its imagery directly to a customer, as we do to significant, large customers, or we can further process the imagery in response to specialized customer requests. Therefore, given our satellite and aerial capabilities, we can satisfy customers through both means.

Given the nature of our cost structure, we can support customers with an interest in broad area collection on a speculative such as on-line web services companies and general mapping companies.

We believe remote imagery allows commercial customers to map areas of the world efficiently and cost-effectively where either no maps exist or where existing maps are obsolete. In addition, satellite imagery can be coupled with aerial imagery to meet the varying needs of the customer. Remote imagery also permits users to monitor agricultural, forestry and fishing areas frequently to provide timely information to enhance business and government effectiveness.

Products and Services

We use our integrated system of imaging satellites, aerial collection capabilities, ground stations and global sales channels to collect, process and distribute satellite imagery and derived products from our IKONOS and OrbView-2 satellites, our airborne sensors, and our OrbView-3 imagery archives throughout the world. With our collection systems and our large-scale product generation capabilities, GeoEye serves the worldwide market needs for advanced imagery information products to map, measure, and monitor the earth for applications including intelligence gathering, precision mapping, construction planning and environmental monitoring. A clear, high-resolution image of the earth can help national security agencies monitor borders, gather intelligence on potential conflicts, plan air, ground and naval missions, deploy resources, and assess battle damage. Up-to-date maps are crucial for serving the high-technology segments of the national security market, such as digital terrain modeling for aircraft and missile guidance. It can also aid with a wide range of commercial applications such as environmental impact assessments, utility infrastructure planning, wireless telecommunications design, oil and gas exploration, forestry management, insurance and risk management and natural disaster assessment.

Our product offerings include imagery sales, direct down-linking of data to large customers, and value-added services such as 3-D airport maps identifying features for the airline industry, oceanographic maps highlighting fishing opportunities for commercial fishing vessels, corridor mapping services for oil and gas-pipeline companies and utilities, etc.

The U.S. Government is our largest single customer. As of December 31, 2007 we had contracts to provide NGA imagery, imagery derived products and image production services under the NextView program. We provide imagery production services to NGA under the NextView program and the Global Geospatial Intelligence (GGI) program. In 2007, the Company recognized revenues of $100.5 million from the U.S. Government in the aggregate, which represents approximately 55 percent of our total revenues. Although funding for these programs has been allocated by the U.S. Government, the Government may cancel the programs at any time, subject to limited termination liability.

After the U.S. Government, our major clients are foreign customers located throughout the world. Most of our current contracts to provide satellite imagery data to customers are IKONOS satellite specific, and do not contemplate multi-source data, such as from GeoEye-1. The material terms of these agreements are similar. In each case, our international clients pay us a guaranteed annual minimum for a defined amount of direct access time to IKONOS while it is over their antenna “footprint”. The contracts are for multi-year periods, and the customers have option to renew. In 2008, we expect to enter into contracts with existing and new customers to provide GeoEye-1 imagery downlink, ground station and processing capabilities. In the event IKONOS or GeoEye-1 become incapable of providing the required imagery, the contracts can be terminated, without further liability of either party beyond that for imagery already provided to the date of termination. The U.S. Government places certain restrictions on the sale and dissemination of satellite imagery which is discussed below under “Regulation — United States Regulation.”

We regard aerial imagery data as complementary to our satellite data, and we expanded our product line in 2007 to distribute aerial data. The M.J. Harden acquisition described above exemplifies our intent to expand into aerial imagery products and services.

Satellite and Ground System Operations

Our basic system architecture consists of the following major components:

•	Two advanced-technology low-Earth orbit, imaging satellites carrying sophisticated sensors that collect specific types of land and ocean data and another in the final testing phases that will be the most advanced collection satellite commercially available;

•	a central U.S.-based ground system that controls the satellites and that receives, processes and archives their imagery, and includes electronic cataloging and distribution capabilities;

•	satellite image processing facilities that provide advanced image processing products, software, engineering analysis and related services; and

•	international regional distributor satellite receiving and distribution centers with direct downlinking capabilities.

We are also completing pre-launch testing of GeoEye-1, our next-generation high-resolution imagery satellite. The following table summarizes the primary characteristics of our satellites:

	IKONOS	OrbView-2	GeoEye-1

Principal Applications	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning	Weather, Fishing, Agricultural, Scientific Research	National Security, Mapping, Oil and Gas, Agriculture, Land Use, Land Planning
Best Ground Resolution	0.82 m Panchromatic, 3.2 m Multispectral	1 km to 4 km Multispectral	0.41 m Panchromatic, 1.65 m Multispectral
Scene Width	11 km	2,800 km	15.2 km
Image Area (or Swath)	121 km(2)	N.A.	225 km(2)
On-Board Storage	80 Gigabytes	128 Megabytes	1 Terrabyte
Revisit Time	3 Days	1 Day	3 Days
Orbital Altitude	680 km	705 km	684 km

IKONOS

The IKONOS satellite was launched in September 1999. IKONOS provides 0.82-meter resolution panchromatic (i.e., black and white) and 3.2-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. IKONOS can collect about 200,000 square kilometers of imagery per day. IKONOS can downlink imagery directly to a customer, as we do to significant, large customers. IKONOS can take simultaneous panchromatic and multispectral imagery, allowing us to deliver “pan sharpened multispectral” imagery, which is in effect black and white imagery at 0.82-meter resolution to which color has been accurately added, yielding a colorized product at higher resolution. In addition, IKONOS can capture stereo images on the same orbital pass. IKONOS stereo imagery allows 3-D viewing and measurements providing reliable geo location (including elevation) of Earth’s features. IKONOS had an initial design life of 7 years. A recent study completed in the fourth quarter of 2007 by the IKONOS manufacturer resulted in a revised life expectancy to at least through 2010. In December 2007, we obtained on-orbit insurance coverage on the IKONOS satellite of $20 million that expires on November 30, 2008. We can offer no assurances that IKONOS will maintain its orbit or remain commercially operational for its revised life expectancy or thereafter.

OrbView-2

The OrbView-2 satellite was launched in August 1997. OrbView-2 collects low-resolution digital imagery of the Earth’s surface (land and oceans). OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Servicetm. We also provide OrbView-2 imagery to researchers and U.S. Government agencies for scientific and environmental applications. There can be no assurance that U.S. Government agencies will renew their contracts beyond their current terms. Notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life. Should OrbView-2 become inoperable, we have access to similar imagery data that would allow us to continue providing data to our Sea Star Fishing Information Service customers, although we could no longer supply OrbView-2 imagery to researchers and US Government agencies.

GeoEye-1

GeoEye-1 has been designed to collect 0.41 meter resolution black and white imagery and 1.65 meter resolution color imagery of the Earth’s surface, both individually and simultaneously. GeoEye-1 is designed to be able to offer three-meter geolocation accuracy, which means that customers can map natural and man-made features to within three meters of their natural location on the Earth’s surface without ground control points. As with IKONOS, GeoEye-1 is designed to downlink imagery to a customer and will have the ability to take simultaneous panchromatic and multispectral imagery, allowing us to deliver “pan sharpened multispectral” imagery. GeoEye-1 is also designed to capture stereo images on the same pass, allowing us to provide digital elevation data. GeoEye-1 is intended to have a design life of 7 years and sufficient fuel to operate for up to two additional years. Although it is possible that GeoEye-1 will continue to operate past its design life, we can offer no assurances that it will maintain its orbit or remain commercially operational for its design life or thereafter. In September 2007, we secured $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage to cover to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service.

GeoEye-2

We announced in October 2007 that we entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. Although not yet designed, we anticipate GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 and launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with our selection of the satellite builder.

We hold a license from the Department of Commerce, National Oceanic and Atmospheric Administration to build a remote sensing satellite system capable of producing imagery up to 0.25 meter resolution black and white imagery and one-meter or better resolution color imagery of the Earth’s surface. If we are permitted to use this license for the planned GeoEye-2 high resolution satellite, the GeoEye-2 satellite could be designed to provide higher resolution imagery than the GeoEye-1 satellite .

OrbView-3

OrbView-3 was launched on June 26, 2003. While operational, OrbView-3 provided 1.0-meter resolution panchromatic (i.e., black and white) and 4.0-meter resolution multispectral (i.e., color) imagery on a global basis to a variety of government and commercial customers worldwide. On March 4, 2007, the satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems investigated the problem, and identified the problem to a specific unit within the camera electronics. Unlike IKONOS and GeoEye-1, OrbView-3 was not designed with secondary components in its camera electronics to serve as back-ups. On April 23, 2007, we announced that the satellite had been declared permanently out of service.

We continue to be in communication with and in control of OrbView-3, but the satellite no longer produces usable imagery. With the loss of OrbView-3’s imagery capabilities, the Company is satisfying customers’ imagery needs with imagery from its IKONOS satellite where possible. Although OrbView-3 is not collecting new imagery, we continue to sell archived OrbView-3 products.

Ground Operations Centers and Image Processing Facilities

IKONOS is controlled from our operations center located in Thornton, Colorado. The OrbView-2 satellite is controlled from our operations center located in Dulles, Virginia. Although the OrbView-3 satellite no longer performs tasks to produce imagery, the Dulles operations center remains in communication with and in control of the satellite. Each of our operations centers monitors the satellites controlled from that location while they are in orbit and commands them as required for imagery collection and to ensure that they maintain their proper orbits and appropriate communication links and that electrical power and other operating variables stay within acceptable limits. We communicate with the OrbView-2 satellite through antennas located in Dulles, Virginia and Fairmont, West Virginia. We communicate with IKONOS through four main antennas located in Thornton, Colorado, Norman, Oklahoma, Fairbanks, Alaska and Kiruna, Sweden.

The Thornton operations center performs the tasking operations for our IKONOS satellite, to the extent that the satellite is not tasked by the regional affiliates. The tasking process is complicated and employs software systems to evaluate whether a customer’s tasking request is feasible — the satellite must be able to view the desired area on a certain day at the time it passes overhead; adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on a certain day. The order must be received in time for processing and transmission to the satellite. In addition, the tasking system considers the relative priority of different requests by one customer or several customers.

The Dulles facility has an image receiving and processing center for the OrbView-2 satellite and the Thornton facility has an image receiving and processing center for IKONOS. The image processing centers receive OrbView-2 or IKONOS imagery downlinked to multiple ground antennas and are equipped with numerous work stations that process and convert the digital imagery into imagery products. The centers are designed to archive the maximum number of high-resolution satellite images per day and have the capability to generate a variety of geospatial products for resale.

Our St. Louis image processing facility provides advanced image processing products, software, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility can produce imagery from multiple sources including the U.S. Government’s satellites, our IKONOS satellite, the satellites operated by our U.S. competitor and many of the current international satellites.

Our MJ Harden facility in Mission, KS offers a range of geospatial products and services to help develop and manage geospatial data to support documentation, resources inventory, engineering and development applications. The services are based on 50 years of experience in photogrammetric mapping, Geospatial Information Service (GIS) implementation and geospatial information technology development and include: digital aerial imagery, LiDAR elevation data, planimetric maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services, and GIS consulting and implementation.

We will control GeoEye-1 using the main antenna located in Dulles, Virginia as well as the antenna formerly used for OrbView-3 in Point Barrow, Alaska. In addition, we will have access to two new ground stations, one in Norway and the other in Antarctica.

Backlog

Total negotiated backlog excluding the NGA’s expected remaining milestone payments relating to GeoEye-1 construction costs was $237.7 million at December 31, 2007. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $139.7 million at December 31, 2007. NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. Customer contracts are generally for terms of one to four years, and the customers have options to renew.

Competition

We compete against various private companies as well as against systems owned by the U.S. Government and various foreign governments.

There are two primary commercial competitors in the U.S. market for satellite remote sensing. They are DigitalGlobe, Inc. (“DigitalGlobe”) and our company. DigitalGlobe operates the high-resolution QuickBird satellite, which was launched in 2001, and a high-resolution satellite named WorldView-1, which was launched in September 2007 under NGA’s NextView program. DigitalGlobe has also announced that its WorldView-2 satellite is anticipated to be ready for launch in late 2008. DigitalGlobe is believed to offer the highest level of resolution for its imagery products currently. The postponement of the GeoEye-1 launch to a later date could benefit DigitalGlobe because it has provided DigitalGlobe with an opportunity to market and distribute its WorldView-1 high resolution imagery to current and prospective GeoEye customers prior to our GeoEye-1 high resolution imagery becoming available.

The companies compete on the basis of the ability to downlink directly to overseas customers in real time, resolution, accuracy, cost, collection speed and the ability to produce value added products from the imagery received from the satellites. The IKONOS and QuickBird satellites can simultaneously collect both panchromatic (or black and white) and multispectral (or color) imagery of any area. The newly launched WorldView-1 satellite is capable of collecting only panchromatic (or black and white) imagery at 0.50-meter resolution, currently the highest resolution available. Historically, we have been able to compete for customers using IKONOS because it has the ability to downlink imagery data directly to international ground station customers and Quickbird does not. However, this competitive advantage is no longer as strong because the WorldView-1 satellite has the ability to directly downlink though it doesn’t do so yet as customer ground stations have not yet been installed.

We also compete indirectly against certain satellite systems operated by the U.S. Government. The U.S. Government currently supports the use of commercial imagery for mapping and certain other purposes. There can be no guarantee that the U.S. Government will continue that policy. We also compete both directly and indirectly against certain systems operated by certain foreign governments and foreign corporations. We believe that those systems do not currently offer as high a level of resolution with the same level of accuracy as the commercial U.S. companies offer. There can be no assurance that future systems will not be equal to or better than our current system.

In addition, we compete indirectly in the international arena against radar satellites, also known as synthetic aperture radar or SAR satellites. A decision by our international clients to purchase radar imagery may reduce their resources for purchasing electro-optical imagery, such as ours, although radar and electro-optical imagery are, in some cases, complementary. Two European organizations have recently launched radar satellites, including the German TerraSar-X, which offers 1 meter SAR data, and the Italian Cosmo Skymed system, which includes two satellites that offer 1 meter SAR data. Next summer, the Italians plan to launch a third Cosmo Skymed satellite.

We face many competitors in the North American market for aerial imaging. Aerial photography coupled with photogrammetry has been the technology most often used in the past by the mapping industry to create terrain models. It provides relatively detailed images at a high relative cost and is mostly applicable to local area maps (counties and towns). As a result of low barriers to entry, aerial photography’s market segment is typically crowded and offers low margins. Many of the competitors operate locally, so each separate customer or market which we may want to address potentially has different possible competitors. We believe that our pricing and technology are competitive and will allow us to continue to serve our markets for aerial imagery, but if our competitors gain access to new technologies or are able to reduce pricing below levels that we can profitably compete with, it could have a material adverse effect on our aerial business.

The availability of imagery through on-line search engines has helped raise public awareness of satellite imagery. We derive a portion of our revenues from certain of these providers. However, these search engines utilize a broad range of satellite and aerial-based imagery imagery products from other sources, and we believe our products generally are more accurate and sophisticated than the imagery available through on-line search engines.

Seasonality

The angle of the sun and the presence or absence of cloud cover and leaves at different times of the year affect our satellites’ and airplanes’ ability to capture useful images for certain customers at certain times of the year. Our revenues that are based on the delivery of imagery and imagery products, however, can be affected by seasonality. However, many of our international clients currently pay us under “take-or-pay” arrangements whereby customers pay for satellite access time regardless of usage, which mitigates the impact of seasonality. Consequently, our foreign revenues, which accounted for approximately 36 percent of our total revenues in 2007, are not materially affected by seasonal weather changes.

Employees

We employed 410 people as of January 31, 2008. Of those, 156 work at the Dulles facility, 117 work at our Thornton facility, 65 at our Mission, Kansas facility, 64 work at our St. Louis facility, and 8 work at our Norman, Oklahoma facility. Approximately two-thirds of our employees have U.S. Government security clearances to work on data that is classified by the U.S. Government. Approximately five percent of our employees hold PhD’s or other similar advanced degrees in their fields.

None of our employees are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Regulation

The satellite remote imaging industry is a highly regulated industry, both domestically and internationally. In the U.S., the operation of remote imaging satellites generally require licenses from the Department of Commerce (“DoC”) and from the Federal Communications Commission (“FCC”). Furthermore, remote sensing technology is subject to U.S. export control licensing and regulation. In addition, we are party to certain classified U.S. Government contracts, the performance of which is subject to U.S. facility clearance laws and regulations. Finally, in order to operate internationally, remote imaging satellites may require International Telecommunications Union (“ITU”) coordination and registration and licenses from the governments of foreign countries in which imagery will be directly down linked.

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

DoC regulation.  The DoC, through the National Oceanic and Atmospheric Administration (“NOAA”), is responsible for granting commercial imaging satellite operating licenses and for coordinating satellite imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security and foreign policy concerns, and complies with all international obligations of the United States. Under our DoC licenses, the U.S. Government reserves the right to interrupt service during periods of national emergency when U.S. national security interests are affected. Although the US Government has never invoked this right to date, the threat of these interruptions of service could adversely affect our ability to market our products to some foreign distributors or end-users. In addition, the DoC has the right to review and approve the terms of certain kinds of agreements with foreign entities, and the DoC licenses may not be transferred or assigned without NOAA’s prior written consent.

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

We hold a DoC license that we intend to use for the GeoEye-2 satellite system, subject to DoC approval and will be required to obtain a DoC license for any new commercial imaging satellite systems which we develop.

FCC regulation.  The FCC is responsible for licensing commercial satellite systems and the radio frequencies used by commercial satellite systems. In general, the FCC grants licenses to commercial satellite systems that conform to the technical, legal and financial requirements for these systems set forth in FCC regulations.

The FCC regulates the operation of OrbView-2. We have an experimental license issued by the FCC to operate OrbView-2 and its associated ground station in Fairmont, West Virginia using commercial frequencies in support of existing U.S. Government contracts with NASA, NOAA and NGA. In connection with the NASA contract, the DoC, through the National Telecommunications Information Administration, which regulates the use of U.S. Government radio frequencies, has authorized NASA to sponsor our use of a government-only frequency on a non-interference basis for the purpose of downlinking certain OrbView-2 imagery for use by

NASA and NASA-authorized researchers. The FCC experimental authorization for OrbView-2 will expire April 1, 2009, and is renewable subject to FCC approval. We expect to obtain the U.S. Government agency sponsors and regulatory approvals necessary to continue OrbView-2 operations in support of our government contracts; however, if such sponsorships or approvals are not granted, it would not have a material adverse effect on our results of operations.

The FCC granted authority to launch and operate IKONOS and to operate the associated earth station systems in 1999. The license to operate IKONOS will expire in 2014 and the licenses to operate the earth stations will expire in October 2022.

In February 1999, the FCC granted our application for a license to launch and operate the OrbView-3 satellite and to obtain a frequency allocation in the FCC’s Earth Exploration-Satellite Service (“EESS”) to transmit wideband imagery directly to Earth for commercial use and to perform telemetry, tracking and command of the satellites. The license to operate the OrbView-3 satellite will expire in 2018. In April 1999, the FCC also granted licenses to us to operate ground stations in Dulles, Virginia and Point Barrow, Alaska. These ground station licenses each have a 10-year term expiring April 15, 2009, and are renewable for additional terms upon FCC approval.

In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the construction, launch and placing into service of GeoEye-1 by certain dates. GeoEye has successfully completed all milestones under the license except for launch and commencement of operations. The deadline for the license is July 2010 and we are on track to commence operation this year. The license to operate GeoEye-1 will expire fifteen years from the date the satellite is successfully placed into orbit. The FCC has also authorized modifications to the licenses mentioned above for ground stations in Dulles, Virginia and Point Barrow, Alaska to provide communications with Geo-Eye-1 in addition to OrbView-3. In addition, we are leasing additional ground stations in Tromso, Norway and in Antarctica to provide additional communication capabilities with GeoEye-1.

We will be required to obtain FCC licenses for the proposed GeoEye-2 satellite and any new commercial imaging satellite systems developed by the company. Currently, DigitalGlobe holds a license to use the same frequency band for imagery transmissions that we currently use for IKONOS and intend to use by the GeoEye-1 and proposed GeoEye-2 satellites and any new commercial imaging satellite systems we develop. The band is allocated by the FCC for use by other EESS licensees, as well as terrestrial fixed and mobile services. We expect to satisfy the terms of our FCC licenses and obtain the regulatory licenses and approvals necessary for GeoEye-1 and GeoEye-2 operations and any new commercial imaging satellite systems satellite we develop in the future; however, the termination of such licenses or failure to obtain such licenses or approvals would have a material adverse effect on our results of operations.

Export Controls and Security Clearance Regulation.  We are subject to a complex set of regulations and requirements due to the work we do for federal agencies as well as the potential defense-related applications of our satellites, ground stations and services. Among other things, we are a registrant under the ITAR and we hold export licenses and other approvals from the U.S. Department of State’s Directorate of Defense Trade Control (“DDTC”). Additional approvals may be required from DDTC and from the DoC’s Bureau of Industry and Security in certain cases. For example, licenses may be required if certain foreign persons or entities are involved in the development or acquisition of our products and services. Furthermore, we require certain security clearances to perform our U.S. Government related business. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual, which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. Government contracts.

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

The U.S. Government, on our behalf, is required to coordinate and/or register with the ITU the frequencies used by our satellites, which do or will operate internationally, in order to provide interference protection from other international satellite systems. In addition, completion of the ITU process is a necessary prerequisite for obtaining approvals and licenses from some foreign countries. The ITU coordination process has been completed for IKONOS, OrbView-3 and OrbView-2. Assuming timely action by the FCC and ITU, we expect to complete the ITU process for the GeoEye-1 and GeoEye-2 satellite systems before placing the satellites into service. We believe the ITU process will not prevent our customers from timely obtaining foreign licenses that are necessary for foreign ground stations to receive imagery from and communicate with GeoEye-1 and GeoEye-2.

In addition to complying with ITU regulations and coordination processes, we must also demonstrate that our satellites will not cause technical harm to Intelsat and Inmarsat communications satellites, under the Intelsat and Inmarsat agreements signed under international treaty. We have completed this process for OrbView-2 and believe that because of the frequencies they use or intend to use, the IKONOS, OrbView-3, GeoEye-1 and GeoEye-2 satellites will not cause any technical harm to the Intelsat or Inmarsat systems.

Within foreign countries, we expect that our regional distributors or customers will secure appropriate licenses and operational authority to use the required spectrum in each country into which we will downlink high-resolution satellite imagery. For the most part, we anticipate that distributors or customers will perform these activities themselves, with assistance from us when required.

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

Revenues from U.S. government contracts accounted for approximately 55 percent of our revenues for the year ended December 31, 2007. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. In addition, one or more of these government agencies may not continue to fund these contracts at current levels. Under the NextView imagery contract, the U.S. government has agreed to order approximately $197 million in imagery sales from GeoEye-1. Although we anticipate that the U.S. government will purchase imagery under this contract, we cannot assure you that they will order or purchase imagery up to the full level specified in the contract or at all. The timing of the receipt of orders from the U.S. government has fluctuated in the past and may continue to fluctuate. In addition, although we anticipate that these government agencies will continue to purchase imagery and imagery products from us after the termination of the contracts under the ClearView and NextView programs, we cannot assure you that they will continue to purchase at pre-termination levels or at all. If a U.S. government agency terminates or suspends any of its contracts with the Company or its subsidiaries, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations.

We may not successfully compete in the remote imaging industry.

Our products and services compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these competitors may have greater financial, personnel and other resources than we have. Our major existing U.S. competitor for high-resolution satellite imagery is DigitalGlobe, which operates two high-resolution satellites, Quickbird, which was launched in 2001, and WorldView-1, which was launched in September 2007 under NGA’s NextView program. DigitalGlobe has also announced that its WorldView-2 satellite is anticipated to be ready for launch in late 2008. Both WorldView satellites have higher resolution and more advanced technologies than IKONOS. In addition, we have historically had a competitive advantage against DigitalGlobe with international customers because our high resolution satellites had the capability to directly download imagery to customers’ ground stations. However, this advantage is no longer as strong because WorldView-1, unlike Quickbird, does have such capabilities.

There are also several international competitors which compete with us now for high-resolution satellite imagery customers or will in the near future. These competitors include National Remote Sensing Agency, Department of Space, Government of India, RADARSAT International (Canada), ImageSat International N.V. (Israel) and Spot Image SA (France). Taiwan and Korea also have high resolution satellite programs.

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

Governments may build and operate their own systems causing our potential market to shrink.

The U.S. government and foreign governments also may develop, construct, launch and operate remote imaging satellites that generate imagery products and services. Those products and services could then replace their need to purchase our products and services. The U.S. government currently relies and is likely to continue to rely on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. government is currently considering a model which could also reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in total amount spent, though no decisions have been made. Similarly, foreign governments may launch their own imagery satellites rather than purchasing imagery from commercial imagery providers such as us. In addition, such governments could sell imagery from their own satellites, which would compete with our imagery products.

We may encounter further program delays in connection with the construction and launch of GeoEye-1.

The NextView contract is subject to a set schedule of milestones which originally anticipated a planned launch of GeoEye-1 during the first quarter of 2007. As a result of program delays, GeoEye-1’s launch date was initially rescheduled for an April 16, 2008 launch date. However, Boeing Launch Services informed us that their rocket won’t be available for an April launch. That delay, coupled with competition for use of the launch pad caused Boeing to reschedule us on the manifest for August 22, 2008. The final determination of the launch date is being discussed by GeoEye and Boeing. Delays in the launch or in the check-out of GeoEye-1 could affect our ability to provide the full amount of anticipated imagery and imagery products to the NGA during the post-launch period under the NextView contract and could cause GeoEye to receive less in revenues for imagery under the NextView imagery contract, which could cause a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that our satellites will operate as designed.

Our satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Employing advanced technologies is further complicated by the fact that the satellite is in space. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite’s performance. For example, on March 4, 2007, the OrbView-3 satellite experienced a problem affecting its image quality which ultimately resulted in the satellite being declared permanently out of service. OrbView-3 was designed with single-string camera electronic components such that no secondary components exist to serve as back-ups. Our GeoEye-1 satellite is based on an entirely different design by different vendors and the camera electronics components are designed with back-up capabilities.

We cannot assure you that IKONOS and OrbView-2 will continue to operate successfully in space throughout their expected remaining lives. In addition, we cannot assure you that we will successfully launch GeoEye-1 or that, once launched, GeoEye-1 will operate successfully. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.

Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-2 if either fails prematurely. The loss or failure of GeoEye-1 to be placed into service, or the permanent loss of IKONOS, particularly if such loss were to occur prior to GeoEye-1 being placed into service, could materially affect our operations and financial condition. While we have commenced our GeoEye-2 program, that program will take at least three to four years and cannot be considered a near-term replacement for a loss of our current satellites or GeoEye-1.

We cannot assure you that the market will accept our products and services.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by IKONOS and eventually GeoEye-1 and GeoEye-2, to our existing markets and new markets. The commercial availability of high-resolution satellite imagery is still a fairly recent phenomenon. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. Actual markets could vary materially from the potential markets that we have identified. As a result, we may miss opportunities even for markets that do exist because the products and services we develop are not aimed at the correct potential markets.

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

We rely on foreign regional distributors to market and sell internationally a significant portion of our imagery from IKONOS. We intend to rely on foreign regional distributors for GeoEye-1 as well, and have intensified our efforts to further develop our operations in overseas markets. We expect the majority of our existing and future foreign regional distributors to act on behalf of, or contract directly with, foreign governments to sell imagery for national security and related purposes. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements on a timely basis or if our foreign regional distributors fail to market and sell our imagery products and services successfully, these failures would negatively impact our business, financial condition and results of operations, and our ability to service our debt.

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

Satellites have limited useful lives. We determine a satellite’s useful life, or its design life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes. The original design lives of our satellites are as follows:

Satellite	Original Design Life

OrbView-2	7 1/2 years (launched in August 1997)
IKONOS	7 years (launched in September 1999)
GeoEye-1	7 years (anticipated launch in 2008)

The design lives of these satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to or loss of the use of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. We cannot assure you that each satellite will remain in operation for its design life. We expect the performance of each satellite to decline gradually near the end of its design life. During the course of the Space Imaging acquisition, an analysis was performed to assess the expected life of IKONOS after its then six years on orbit. The analysis indicated that the expected fully functional IKONOS lifetime is greater than 8.3 years from launch. A recent study completed in the fourth quarter in 2007 by the IKONOS manufacturer resulted in a revised life expectancy to the 2010+ timeframe. Despite the fact that OrbView-2’s seven and a half year design life has expired, we currently expect to continue commercial operations with OrbView-2 in 2008. However, notwithstanding the ongoing successful operations of IKONOS and OrbView-2, we can offer no assurance that either will maintain its prescribed orbit or remain commercially operational.

We anticipate using funds generated from operations to develop plans for follow-on high-resolution imagery satellites. If we do not generate sufficient funds from operations, we will not be able to deploy other potential follow-on satellites to replace GeoEye-1 or IKONOS at the end of its design life. In addition, we may need to obtain financing from outside sources to deploy follow-on satellites to replace GeoEye-1. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital, on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

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

In 2007, approximately 36 percent of our revenues were derived from international sales, and we intend to continue to pursue international contracts. We expect to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

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

The terms of our current notes require, and we believe that the issuance of any future notes will require, us to obtain launch and on-orbit insurance on GeoEye-1 and other subsequent satellites we construct and launch. Furthermore, we must maintain specified levels of on-orbit operations insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. In September 2007, we secured $270 million of insurance coverage for GeoEye-1. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1. We also carry $20 million of insurance coverage on the IKONOS satellite, but we do not carry any insurance coverage for the OrbView-2 satellite. In addition, we may find it difficult to insure against certain risks, such as partial degradation of functionality of a satellite.

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

FCC Approvals.  Our operation of satellites and earth stations requires licenses from the U.S. Federal Communications Commission (the “FCC”). The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum, and the licensing of our earth station terminals located within the United States. We currently operate OrbView-2 pursuant to experimental authority. Our experimental FCC license will expire on April 1, 2009. The FCC granted authority to launch and operate IKONOS and to operate the associated earth station systems in 1999. The license to operate IKONOS will expire in 2014, and the licenses to operate the earth stations will expire between October 2007 and December 2010. The FCC granted authority to launch and operate OrbView-3 and to operate the associated earth station systems in 1999. The license to operate OrbView-3 will expire in 2018, and the licenses to operate the earth stations will expire in 2009. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned.

In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the design, construction, launch and placing into service of GeoEye-1 by certain dates. Although GeoEye has successfully completed all milestones under the license to date except for launch and commencement of operations, failure to meet future milestones on a timely basis or to meet other conditions in the license could result in the cancellation of the license and impair our ability to satisfy our obligations under the NextView contract and have a material adverse effect on our ability to generate revenue and conduct our business as currently planned.

Other Domestic Approvals.  Some of our business operations require licenses from the U.S. Department of Commerce (the “DoC”) and the U.S. Department of State. The failure to obtain these licenses, or the revocation of one or more licenses, could adversely affect our ability to conduct these operations. The DoC licenses provide that the U.S. government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties in order to address national security or foreign policy concerns or because of the international obligations of the U.S. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products abroad. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements.

In connection with customer agreements, we have in the past and may in the future supply our international customers with earth stations that enable these customers to downlink data directly from our satellites. Exporting these earth stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the U.S. Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the U.S. Department of State revokes, suspends or denies a request for renewal of existing licenses, our financial condition and results of operations could be materially adversely affected.

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the International Telecommunication Union (the “ITU”). Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to earth station terminals within such countries.

The FCC has coordinated and/or registered the operations of our existing satellites pursuant to ITU requirements, and we expect the FCC to do so for GeoEye-1. Completion of the ITU process helps to prevent interference from or into existing or planned satellite operations. We do not expect significant issues relating to completion of the ITU process for our satellites due to the nature of satellite imaging operations; however, if the FCC fails to complete the ITU process for GeoEye-1 in a timely manner, it could have a material adverse effect on our business, financial condition and our results of operations.

Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they do business to receive imagery downlinked directly from our satellites to earth stations within such countries. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time imagery in those regions. Our inability to offer real time service in a significant number of foreign countries could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

The properties used in our operations consist principally of satellite ground stations and terminals, production facilities and administrative and executive offices. The following table sets forth certain information about the location of each property used in our business:

Location	SQ FT	Lease/Own	Purpose	Industry Segment

Dulles, VA	39,000	Lease	Satellite operations, production facilities and principal executive offices	Imagery; Production and Other Services
Thornton, CO	57,352	Own	Satellite operations, production facilities and administrative offices	Imagery; Production and Other Services
St. Louis, MO	16,200	Lease	Satellite operations and production services	Production and Other Services
Mission, KS	17,493	Lease	MJ Harden aerial imagery and production services	Production and Other Services
Norman, OK	5,000	Lease	Ground station terminal	Imagery
Fairmont, WV	600	Own	Ground station terminal	Imagery
Fairbanks, AK	5,041	Lease	Ground station terminal	Imagery
Point Barrow, AK	620	Lease	Ground station terminal	Imagery

Item 3.	Legal Proceedings

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

At December 31, 2007, there were 17,868,153 shares of our common stock, par value $0.01 per share, outstanding. We had approximately 200 holders of record of our common stock at that date, although we believe there are in excess of 4,000 beneficial owners since many brokers and other institutions hold our stock on behalf of stockholders. Effective September 14, 2006, our common stock began trading on the NASDAQ Global Market under the symbol “GEOY.” From the period from January 13, 2004 to September 13, 2006, our common stock traded over-the-counter and sales were reported on the NASDAQ bulletin board under the symbol “ORBM.” Prior to January 13, 2004 there was no established trading market for our common stock. Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

	Market Prices (Low High)	Market Prices (Low High)
Quarter	2007	2006

First	$15.89 — $19.98	N/A
Second	$17.50 — $24.37	N/A
Third	$17.00 — $25.99	$14.93 — $16.10
Fourth	$24.50 — $36.44	$15.51 — $22.00
Year	$15.89 — $36.44	$14.93 — $22.00

During the past three fiscal years and through December 31, 2007, we have not made or declared any cash dividends on our common equity. Under the instruments governing our long-term debt, we are prohibited from paying dividends until the principal amount of all such notes have been repaid. These restrictions are more fully discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” in Item 7 below.

The transfer agent for our common stock is: The Bank of New York, 101 Barclay Street, New York, New York 10286.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period January 13, 2004, the date of our initial public offering, to December 31, 2007, with the cumulative total return on the NASDAQ Global Market Index and with a selected peer group consisting of us and other companies with comparable market capitalizations between $500 million and $600 million. The peer group consists of the following publicly-traded technology and government contracting companies: Cubic Corporation, Input/Output, Inc., Measurement Specialties, Inc., MTS Systems Corporation, Nanometrics Incorporated, OYO Geospace Corporation and Trimble Navigation Limited. We selected this particular peer group because the satellite imaging industry does not presently include any reasonably similar public companies which could form the basis of such a comparison. This graph (i) assumes the investment of $100 on January 13, 2004 in our Common Stock (at the initial public offering price of $20.25 per share), the NASDAQ Market Index, and the peer group identified above and (ii) assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GEOEYE, INC.,
NASDAQ MARKET INDEX AND A PEER GROUP

ASSUMES $100 INVESTED ON JAN. 13, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	1/13/04	12/31/04	12/31/05	12/31/06	12/31/07
GeoEye, Inc.	100.00	91.36	54.07	95.56	166.17
Peer Group Index	100.00	106.93	107.85	123.75	108.51
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29

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

					Predecessor
	Successor Company				Company
	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Statement of Operations Data:
Revenues	$183,764	$151,168	$40,702	$31,020	$9,219
Direct expenses	76,645	82,837	38,116	33,754	10,697
Gross profit (loss)	107,119	68,331	2,586	(2,734)	(1,478)
Selling, general and administrative expenses	29,794	25,103	12,341	11,746	4,744
Asset losses and impairment charges	—	—	—	—	18,205
Earnings (loss) from operations	77,325	43,228	(9,755)	(14,480)	(24,427)
Net gain on satellite insurance proceeds	(3,010)	—	—	—	—
Interest expense, net(1)	7,276	21,744	14,083	10,259	1,303
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)	—	—
Loss from early extinguishment of debt	—	—	2,758	—	—
Reorganization items, net(2)	—	—	—	—	110,019
Earnings (loss) before provision for income taxes	69,981	24,120	(24,255)	(24,739)	84,289
Provision for income taxes	27,587	714	—	—	—
Net earnings (loss)	42,394	23,406	(24,255)	(24,739)	84,289
Earnings (loss) per diluted share	2.14	1.28	(1.50)	(3.80)	1.73
Other Data:
Cash flows from operating activities	54,200	102,230	125,531	27,500	(2,987)
Cash flows from investing activities	(13,453)	(138,855)	(179,598)	(3,530)	(9,118)
Cash flows from financing activities	(6,107)	9,805	220,006	22,190	20,217
Capital expenditures	43,426	110,155	171,757	3,530	21,402
Depreciation and amortization expense	12,972	28,347	23,191	21,923	3,356
Interest paid in kind(3)	—	—	—	11,903	1,403

	Successor Company
	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$234,324	$199,684	$226,504	$60,565	$14,405
Total assets	789,954	691,817	570,266	249,146	153,319
Current liabilities	132,383	95,780	54,745	53,749	5,394
Long-term obligations	246,788	246,075	245,361	85,018	73,115
Deferred revenue — NextView program(4)	193,860	184,481	129,625	24,491	—
Stockholders’ equity	216,923	163,118	136,897	85,888	74,810

(1)	Excludes contractual interest of $26,156 in 2003

(2)	Reorganization items include the following components:

Predecessor Company
Year Ended
December 31, 2003

Reorganization items:
Gain on debt discharge	$116,056
Write off of unamortized debt issuance costs	—
Professional fees	(6,067)
Interest earned on accumulated cash and cash equivalents during Chapter 11 proceedings	30

Total reorganization items	$110,019

(3)	Interest expense paid in kind in 2004 consisted of interest on the ORBIMAGE Senior Notes and the ORBIMAGE Senior Subordinated Notes, all of which was paid in kind from the date of issuance until December 31, 2004. Interest expense paid in kind in 2003 consisted of interest on debt incurred for the purchase of insurance coverage for the OrbView-3 satellite.

(4)	Represents cost share amounts received by NGA, which are deferred until GeoEye-1 is placed into service and will then be recognized as revenue on a straight-line basis over the imagery delivery term of the program.

Item 7.	Management’s Discussion And Analysis of Financial Condition And Results Of Operations.

The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial and Operating Data,” and our audited and unaudited consolidated financial statements and notes thereto appearing elsewhere in this Report.

Restatement of Financial Statements

GeoEye, Inc. (the “Company”) is restating herein its historical financial data for the three and nine month periods ended September 30, 2007. The Company has preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change in control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005 then as this change of control occurred within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards are eliminated. The Company has utilized its post-reorganization carryforwards against taxable income generated in 2006 and through the third quarter of 2007. In the third quarter of 2007 the taxable income exceeded the post acquisition losses and therefore the company has restated its third quarter tax provision and has recorded an additional provision for income taxes of $15.8 million. The Company will have a payment obligation if its final determination is that a change of control took place in 2005. The Company is vigorously pursuing the matter. If the Company is able to conclude that a change of control for Section 382 purposes did not take place, the Company plans to reinstate its pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods to reduce any taxes payable. If the pre-reorganization NOLs are available, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of Fresh-Start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. Once these pre-reorganization NOLs are utilized, the Company would utilize its post-reorganization NOLs to offset any future income tax expense.

For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 and 12 to the consolidated financial statements. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

Overview

GeoEye, Inc., a Delaware corporation (“GeoEye” or the “Company”), together with its consolidated subsidiaries, provides geospatial information, imagery and solutions for the national security community, strategic partners, resellers and commercial customers to help them better map, measure and monitor the world. We operate a constellation of Earth imaging satellites and mapping aircraft which collect process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions and have an international network of ground stations, a robust imagery archive, and advanced geospatial imagery processing capabilities. We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”) and we have a license to operate and control the OrbView-2 satellite. We acquired the mapping aircraft in March 2007 upon our purchase of M.J. Harden & Associates, Inc. (“M.J. Harden”). We also are constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. The launch of GeoEye-1 is planned to occur during 2008 from Vandenberg Air Force Base, California. Our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, we maintain image processing and production centers at our headquarters in Dulles, Virginia and our facilities in Thornton, Colorado and Mission, Kansas, as well as an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri.

Our principal sources of revenue are the sale of satellite imagery to customers, regional distributors and value-added resellers, and the processing and production of imagery and geospatial information. We have entered into several long-term sales contracts to provide imagery products, and in certain circumstances we will be entitled to receive contractual payments in advance of product delivery. Our direct expenses include the costs of operating the satellites, airplanes and ground systems, as well as costs to perform value-added processing services and construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.

Prior to the acquisition of the Space Imaging operating assets in 2006, we had incurred losses from operations since our inception. Our net earnings were $42.4 million in 2007 and $23.4 million in 2006. Management currently projects that the combined company will continue to generate earnings from operations in 2008.

NextView Program.  The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract as the second provider under the NextView program. As the winning bidder, we are, as prime contractor, constructing a new satellite, GeoEye-1. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. We have spent approximately $405 million under the program through December 31, 2007. Remaining expenditures under the program principally consist of milestone payments to our subcontractors, launch and on-orbit insurance premiums and capitalized interest. NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through December 31, 2007, we have earned $193.9 million of milestone payments from NGA, which includes the receipt of $6.6 million in January 2008 for milestones completed in 2007.

As of September 26, 2007, we secured $220 million of launch and first-year on-orbit insurance and $50 million of launch plus three-year on-orbit insurance for the satellite. Proceeds from this insurance would be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. Most of these premiums will be paid within 30 days of the launch of GeoEye-1. Depending on market and economic conditions, we may attempt to procure additional insurance on GeoEye-1.

We continue to make progress toward launch of the GeoEye-1 satellite. In October 2007, Boeing indicated that, given their other launch commitments, our target launch date was April 16, 2008 from Vandenberg Air Force Base, California. However, on January 12, 2008 we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch

Alliance, LLC do not expect to launch the GeoEye-1 satellite on the date specified in the Launch Services Agreement between GeoEye and Boeing, set for a 30 day launch window commencing April 16, 2008. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008 from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. Shifts in launch dates frequently occur, and we continue to work toward the earliest possible launch date.

We believe that when it is launched and placed into service, GeoEye-1 will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution panchromatic (black and white) images, and 1.65 meter resolution multi-spectral (color) images, with the capability to take panchromatic images across up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi-spectral images across up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year.

The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, we completed discussions with NGA for a new $60 million task order for the continued delivery of products from November 2007 to the launch of GeoEye-1. As of February 2008, $40 million has been funded by NGA under this task order. We delivered approximately $14.5 million of imagery under this task order in the fourth quarter of 2007.

Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize approximately half of the satellite’s imagery-taking capacity, with the remainder available for commercial and state and foreign government sales by the Company. GeoEye-1 is intended to have a design life of seven years and sufficient fuel to operate for up to two additional years. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.

GeoEye-2 Satellite.  In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 and launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.

Business Combinations and Investments.  On September 15, 2005, we entered into an asset purchase agreement (the “Purchase Agreement”) to acquire the operating assets of Space Imaging for approximately $58.5 million less amounts to be paid by Space Imaging on its existing debt prior to closing as well as certain other adjustments, which collectively totaled approximately $9.5 million. Pursuant to the terms of the Purchase Agreement, the Company entered into an Assignment of Rights and Obligations, dated as of January 10, 2006, with ORBIMAGE SI Opco Inc. (“Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, whereby the Company agreed to assign all of its rights and certain obligations in, to and under the Purchase Agreement to Opco.

We made a $6.0 million initial payment to the sellers in September 2005 and completed the acquisition on January 10, 2006 by paying the sellers the remaining $43.0 million. We incurred approximately $2.5 million of acquisition-related out-of-pocket expenditures. Under the terms of the Purchase Agreement, we acquired Space Imaging’s cash balance at closing, which totaled approximately $14.9 million. The cash purchase price was principally funded with the issuance of $50 million of indebtedness. We made quarterly payments totaling $34.6 million during 2006 and repaid the remaining principal of $15.4 million on February 2, 2007. Our financial statements reflect the operations of Opco from January 10, 2006. The assets acquired from Space Imaging generated most of our revenues and net earnings in 2007 and 2006.

On March 15, 2007, we acquired M.J. Harden Associates, Inc. through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. M.J. Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition we now have access to M.J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. M.J. Harden is located in Mission, Kansas, and has approximately 60 employees. Our financial statements reflect the operations of M.J. Harden from March 15, 2007.

On June 8, 2007, we purchased a 4.9 percent of the outstanding voting shares in SPADAC, Inc. (“SPADAC”), a privately held entity, for $1.0 million. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies. On August 2, 2007, we purchased a 3.0 percent ownership position in East-Dawn Group, Inc. (“East-Dawn”), a privately held corporation, for $1.0 million. East-Dawn was established to provide satellite imagery and value-added products in China and to provide production services to international customers. East-Dawn, in turn, formed a new company, Beijing Earth Observation (“BEO”), to implement this strategy. BEO will be GeoEye’s exclusive master reseller in China for IKONOS imagery products in China, including the IKONOS archive. As part of the transaction, four of our employees are members of BEO’s Board of Directors, which is comprised of ten members.

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

The conversion of shares of capital stock in the Merger occurred without an exchange of certificates. The provisions of the certificate of incorporation, including, without limitation, those relating to the authorized capital stock and the bylaws of the Company, are identical to those of ORBIMAGE Inc. prior to the Merger. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by the Company in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to the Company and continue to be the assets of ORBIMAGE Inc. Upon closing of the Space Imaging acquisition, we adopted the brand name GeoEye. On September 28, 2006, our stockholders voted to formally change the legal name of the Company to GeoEye, Inc.

Industry and Business Considerations

NGA’s requirements for defense and related products and services for 2007 and beyond will continue to be affected by global concerns about terrorism and nuclear proliferation, the continued need for military missions and reconstruction efforts in Iraq and Afghanistan and increased concerns about natural disasters. The 9/11 attacks focused greater attention on the security of our country from terrorists, and Hurricane Katrina focused greater attention on the security of our country from natural phenomena. The President’s budget proposal for fiscal year 2008 and beyond presents a framework to reduce the federal budget deficit while continuing to gather intelligence that may help reduce global terrorism and nuclear proliferation. We believe the government’s commercial imagery requirements will continue to grow in the short term and that funding will continue to be at a steady state, subject to Congressional appropriations. We believe that the upcoming Presidential election will not significantly impact allocation of funds to the purchase of commercial imagery given the Government’s desire to monitor global events. The budget for other non-defense federal agencies is anticipated to decline through 2011. These changes in the President’s budget plan reflect a commitment to reduce the federal budget deficit and the sentiment that sustained federal deficits could hamper economic growth. We also provide products and services to a number of government agencies other than NGA, including NASA and the U.S. Geological Survey. Although our products and services which address civil government needs are not dependent on defense budgets, they share many of the same risks, as well as other risks unique to the particular programs. Other risks unique to civil government programs may include development of competing products, technological feasibility and product obsolescence.

In 2007, the NGA and National Reconnaissance Office commissioned a panel to prepare an independent study of the roles of commercial remote sensing in the future national system for geospatial intelligence. The study was undertaken in response to congressional concerns that the U.S. intelligence community is not taking full advantage of commercial satellite capabilities. The report said the government must not become dependent on external sources for the provision of critical satellite intelligence data, and must not become dependent on non-government sources for the provision of satellite intelligence data that is more critical than that which is now provided or will be provided under the NextView contract. The panel’s favored alternatives are a return to the traditional model in which the government uses its own satellites to meet its image-gathering needs and a hybrid option whereby commercial data providers would be given the opportunity to partake in government block satellite buys. Under the latter scenario, the government would procure low to medium resolution imaging satellites in blocks of at least four. Commercial data providers such as GeoEye would then be given access to two of the satellites to sell data to non-U.S. government customers; or they would be allowed to buy the satellites at a discount cost. We are closely monitoring this initiative for any further developments.

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

A portion of our business is derived from long-term fixed-price contracts with the U.S. Government and commercial customers. Revenue under such contracts are recognized under the percentage of completion method of accounting. Such revenues are recorded based upon the percentage of costs incurred in the applicable reporting period as compared to the most recent estimates of costs to complete each period. These incurred costs approximate the output of deliverables to our customers. Revenue under ground station modifications, which are usually less than one year in duration, are recognized using the completed contract method of accounting. Costs of the project are initially recorded on the balance sheet and ultimately recorded as cost of goods sold upon completion of the project. We also derive revenues for maintenance of certain of these ground stations for our customers, which we account for under the straight-line method. Revenue for production-type contracts is recognized using the units-of-delivery method, a modification of the percentage of completion method whereby revenue is recognized based on the contract price of units of a basic production product delivered during a period. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. Management bases its estimate on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Costs to complete include, when appropriate, labor, subcontracting costs and materials, as well as an allocation of indirect costs. Reviews of the status of contracts are performed through periodic contract status and performance reviews. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period in which the change in estimate occurs. We have not incurred any material changes in estimates on our imagery and image processing contracts with the U.S. Government.

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

Long-Lived Assets.  Depreciation of the capitalized costs of our satellites begins when the satellites are placed into service. We depreciate the ground systems assets over the estimated lives of the related satellite assets. Depreciation and amortization are recognized using the straight-line method. We amortized the cost of the OrbView-2 satellite over the 7.5 year design life of the satellite. This amortization ended in the second quarter of 2005. We began depreciating the cost of the IKONOS satellite upon acquisition in January 2006.

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

Goodwill.  We evaluate the carrying value of goodwill on an annual basis in the fourth quarter of each year and when events and circumstances warrant such a review in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill, we calculate the fair market value at a reporting unit level using a discounted cash flow approach. If the carrying value of goodwill exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairment existed at December 31, 2007 and 2006.

Income Taxes.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.

We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2007, we determined that, despite having operating income and positive operating cash flows for the past two years, that it was more likely than not that certain deferred tax assets would not be realized in the future. Accordingly, we determined that it was appropriate to retain the valuation allowance recorded against those deferred tax assets.

Results of Operations

Revenues.  Revenues for the years ended December 31, 2007, 2006 and 2005 were $183.8 million, $151.2 million and $40.7 million, respectively. The $32.6 million increase in 2007 was attributable to a $13.3 million increase in deliveries of production services under contracts with the U.S. Government (principally NGA) and a $10.4 million increase in imagery sales, most of which also was attributable to NGA. The U.S. Government is our largest customer, with 2007 revenues of approximately $100.5 million or 55 percent. The remaining variance is attributable to increases and decreases across the Company’s other businesses, namely the inclusion of the operations of M.J. Harden Associates, Inc., which was acquired in March 2007.

All of the $110.5 million increase in 2006 revenues over 2005 resulted from the operations acquired from Space Imaging. Revenues generated by the operations acquired from Space Imaging, which are now reported by the Company’s Opco subsidiary, were $110.8 million for the period from January 10, 2006 to December 31, 2006. Excluding the acquired operations, revenues were comparable with the prior year. In 2006, our contracts under the ClearView program provided for NGA to pay us a minimum of $36 million for IKONOS-related imagery products and $13 million for OrbView-3 related imagery products.

Direct Expenses.  Direct expenses include the costs of operating and depreciating the satellites, aircraft and production facilities as well as the related costs associated with the company-owned and affiliate-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses for the years ended December 31, 2007, 2006 and 2005 were $76.6 million, $82.8 million and $38.1 million, respectively. Of these amounts, total depreciation and amortization expense recorded in 2007, 2006 and 2005 was $13.0 million, $28.3 million and $23.2 million, respectively.

The $6.2 million decrease in direct expenses in 2007 over 2006 is mainly attributable to the absence of depreciation expense associated with the OrbView-3 satellite. As discussed in further detail below, the OrbView-3 satellite experienced technical problems which affected its image quality and was declared permanently out of service in the first quarter of 2007. Consequently, the book value of the satellite and related ground station assets were written off in 2007, resulting in the absence of approximately $17.0 million of depreciation expense associated with those assets. As discussed below, we recorded an impairment charge of $36.1 million related to the loss of the satellite which was offset by the receipt of insurance proceeds. The remaining $10.8 million increase in direct expenses in 2007 is attributable mainly to volume increases in our production and other services businesses.

The $44.7 million increase in direct expenses in 2006 over 2005 is attributable to the expenses incurred by the acquired Space Imaging operations. Direct expenses incurred by the operations acquired from Space Imaging were $45.0 million for the period from January 10, 2006 to December 31, 2006. Direct expenses for 2006 excluding the acquired operations were $38.1 million, which was comparable with the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses for the years ended December 31, 2007, 2006 and 2005 were $29.8 million, $25.1 million and $12.3 million, respectively. Principally all of the 2007 increase resulted from increases in headcount and increased stock-based compensation expense over the prior year. SG&A expenses increased by $11.7 million in 2006 due to the additional expenses associated with the acquired operations from Space Imaging. Excluding those expenses, SG&A expenses for 2006 increased by $1.1 million as a result of increased staffing requirements across many of the Company’s sales and administrative functions.

Net Gain on Satellite Insurance Proceeds.  On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems spent several weeks troubleshooting the problem, and identified the problem to a specific unit within the camera electronics. On April 23, 2007, we announced that the satellite had been declared permanently out of service. Though we continue to be in communication with and in control of OrbView-3, the satellite no longer produces usable imagery.

We recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million write-off of the remaining book value of the satellite as well as a $3.9 million write-off of the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million. The OrbView-3 satellite was insured for $40.0 million. We submitted a $40.0 million insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007. Upon receipt of the proceeds, we wrote off approximately $0.9 million of the remaining prepaid insurance premiums resulting in a net gain of $39.1 million which recorded in the third quarter of 2007.

As a result of the loss of the OrbView-3 satellite, we reallocated imagery resources from the IKONOS satellite to satisfy customers’ imagery needs when possible. The IKONOS satellite has sufficient collection capacity that we believe will continue to satisfy contractual requirements until the launch of GeoEye-1. Although OrbView-3 is not collecting new imagery, we continue to offer archived OrbView-3 products for sale.

Interest Expense, net.  Net interest expense for the years ended December 31, 2007, 2006 and 2005 was $7.3 million, $21.7 million and $14.1 million, respectively. The 2007 amount represents interest expense incurred on our Senior Floating Rate Notes of $14.0 million which includes $2.8 million of amortized prepaid financing costs and $0.7 million of discount amortization and excludes $23.9 million of capitalized interest expense. The interest rate per annum applicable to the Senior Floating Rate Notes was 13.75 percent, which is fixed through the use of an interest rate swap. In addition, interest expense includes the write off of previously unamortized prepaid financing costs and discount amortization on debt associated with the Space Imaging acquisition of $1.5 million due to the early payoff of the loan. Interest income for 2007 was approximately $8.2 million.

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

Loss from Early Extinguishment of Debt.  On March 31, 2005, ORBIMAGE repaid its Senior Notes due 2008 out of existing cash received pursuant to the exercise of warrants by certain investors during the first quarter of 2005. This payment included $0.6 million representing interest expense that would have been payable through June 30, 2005, the date of the initial interest payment, in accordance with the terms of the associated indenture agreement. Included in the loss amount is approximately $1.2 million which represents the write-off of the unamortized portion of consent fee payments paid in 2004 to the note-holders to allow the Company to use its cash flows from existing operations toward project costs for the GeoEye-1 satellite, and approximately $0.9 million represents incentive payments to certain executive officers for refinancing the notes prior to their maturity in 2008, under the terms of an employment agreement entered into in 2003.

Unrealized Gain on Derivative Instrument.  In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years, ending July 1, 2008. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides us with an economic hedge against interest rate risk, we are applying “mark to market” accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the effect of which is the inclusion in net earnings of any increases or decreases in the fair value of derivative instruments. We recorded an unrealized loss on this derivative instrument of $3.1 million for the year ended December 31, 2007 and a gain of $2.6 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively.

Provision for Income Taxes.  The Company recorded an income tax provision of $27.6 million for 2007, $0.7 million for 2006 and $0 for 2005. The increase in the provision in 2007 over 2006 principally reflects the usage, in 2006, of net operating loss carryforwards which accumulated during 2005. These NOLs were fully utilized in 2007. No income tax benefit was recorded for the year ended December 31, 2005 due to uncertainty regarding sufficiency of taxable income in future periods.

The Company has preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change in control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005 then as this change of control occurred within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards are eliminated. The Company has utilized its post-reorganization carryforwards against taxable income generated in 2006 and through the third quarter of 2007. In the third quarter of 2007 the taxable income exceeded the post acquisition losses and therefore the company has restated its third quarter tax provision and has recorded an additional provision for income taxes of $15.8 million. The Company will have a payment obligation if its final determination is that a change of control took place in 2005. The Company is vigorously pursuing the matter. If the Company is able to conclude that a change of control for Section 382 purposes did not take place, the Company plans to reinstate its pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods to reduce any taxes payable. If the pre-reorganization NOLs are available, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of Fresh-Start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. Once these pre-reorganization NOLs are utilized, the Company would utilize its post-reorganization NOLs to offset any future income tax expense.

Backlog.  Total negotiated backlog excluding the NGA’s expected remaining milestone payments relating to GeoEye-1 construction costs was $237.7 million at December 31, 2007. This amount includes both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $139.7 million at December 31, 2007. NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. Customer contracts are generally for terms of one to four years, and the customers have options to renew.

Quarterly Analysis.  The restatement of our financial statements did not impact our earnings before provision for income taxes for the three months and nine months ended September 30, 2007. The provision for income taxes was $16.5 million (as restated) and $17.9 million (as restated) for the three months and nine months ended September 30, 2007, respectively. No income tax benefit was recorded for the comparable 2006 periods.

Liquidity and Cash Flows

Net cash provided by operating activities was $54.2 million in 2007, $102.2 million in 2006 and $125.5 million in 2005. In 2007, net income, after adjustments for non-cash items such as depreciation, amortization, unrealized loss on derivative instrument and stock compensation, was $61.6 million. Changes in working capital used $7.4 million of cash, with most of that attributable to a $22.3 million increase in accounts receivable, offset by a $5.8 million increase in accounts payable and other liabilities, and a $9.4 million increase in deferred revenue. The increase in accounts receivable principally resulted from a $26.2 increase in amounts receivable from the U.S. Government. The increase in accounts payable and other liabilities resulted from a $23.3 million increase in amounts due from subcontractors. The deferred revenue balance principally represents milestone payments received from or invoiced to NGA for the NextView program through December 2007.

In 2006, net income, after adjustments for non-cash items, was $63.5 million. Changes in working capital in 2006 provided cash of $38.7 million and were primarily attributable to a $58.9 million increase in deferred revenue, which principally represents milestone payments received from NGA for the NextView program through December 2006, offset by decreases in accounts payable and other liabilities of approximately $19.1 million. In 2005, net income, after adjustments for non-cash items, was $3.0 million. Changes in working capital provided cash of $127.3 million and were primarily attributable to a $103.5 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program through December 2005.

Overall we have received $193.9 million of NextView milestone payments from NGA since the inception of the program. This amount represents all of the payments that were currently available under the milestone schedule. The remaining milestones are associated with the final testing, launch and commissioning of the GeoEye-1 satellite and total approximately $43.5 million.

Investing activities used cash of $13.5 million in 2007, $138.9 million in 2006 and $179.6 million in 2005. Capital expenditures were $43.4 million in 2007. Approximately $31.4 million of these expenditures were associated with the NextView program. This amount includes $5.9 million of amounts payable to subcontractors at the end of 2006 which were paid in 2007, but does not include $32.7 million of 2007 capitalized NextView expenditures payable to subcontractors which will be paid in 2008. In addition, we spent approximately $10 million for the acquisition of M.J. Harden and for the investments in SPADAC and East Dawn. These expenditures were offset by the receipt of $40 million of insurance proceeds in connection with the loss of the OrbView-3 satellite.

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

We made on-orbit incentive payments of $1.275 million in both May 2006 and May 2005 to Orbital Sciences Corporation (“Orbital Sciences”), the manufacturer of the OrbView-3 system, and a $1.5 million on-orbit milestone payment to Orbital Sciences in May 2005, the one-year anniversary of the date of acceptance of the OrbView-3 system. We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This obligation was written off in the first quarter of 2007 due to the loss of the OrbView-3 satellite. Orbital Sciences has asserted that it believes that a prorated portion of the 2007 on-orbit incentive payment is payable, which we dispute. The case is currently in arbitration.

Net cash used in financing activities was $6.1 million in 2007. On February 2, 2007, Opco repaid the remaining $15.4 million principal balance associated with the $50 million of senior secured term loans which Opco borrowed on January 10, 2006 in conjunction with the acquisition of Space Imaging operations. This payment was offset by the receipt of $9.3 million of cash from the issuance of shares resulting from warrant and stock option exercises.

Net cash provided by financing activities was $9.8 million in 2006. This amount includes the incurrence of $50 million of senior secured term loans on January 10, 2006, the closing date of the Space Imaging acquisition, offset by the repayment of $34.6 million of these loans in 2006 and incurred costs associated with the SI Credit Agreement of $5.6 million.

Net cash provided by financing activities in 2005 was $220.0 million. In February 2005, we commenced a rights offering in which we issued to its existing shareholders transferable subscription rights to purchase up to an aggregate of approximately 3.26 million investment units, each consisting of one share of common stock and warrant to purchase a share of common stock at a cash exercise price of $10.00 per share. The subscription rights expired on March 14, 2005. We received approximately $32.6 million from the rights offering.

On June 29, 2005, we issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. The Notes were issued at a discount of two percent of total principal. Consequently, we received $245 million of cash proceeds at closing. Approximately $8.9 million was used to pay certain transaction-related expenses. We recorded a loss of approximately $2.7 million relating to the early extinguishment of the Senior Subordinated Notes during 2005. In June 2006, we filed a registration statement with the SEC under Form S-3, which enabled the holders to exchange the Notes for publicly registered Notes with substantially identical terms.

Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. Prior to August 15, 2007, we had the ability to redeem all or part of the Notes at any time on or after July 1, 2008 provided the GeoEye-1 launch took place on or prior to August 15, 2007. With the delay of the launch into 2008, we may redeem the Notes at any time after July 1, 2008 plus the number of days that will have elapsed from February 15, 2007 to the launch of GeoEye-1. If the launch takes place in August 2008, the Notes could be redeemed beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. We entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes has been fixed at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $1.9 million and has been recorded in other assets in the consolidated balance sheet as of December 31, 2007. In February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR rate plus four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap.

As of December 31, 2007, we had $234.3 million of unrestricted cash and cash equivalents. As stated previously, approximately $56.0 million of this balance is committed for payments to subcontractors under the NextView program. Our performance under the NextView Contract requires significant capital expenditures to complete the development, manufacture and launch of the GeoEye-1 satellite. Total funding of the Company’s operations and obligations under the NextView Contract requires approximately $265 million, most of which has been incurred. We have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts.

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

In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 and launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.

As mentioned previously, we will have an income tax payment obligation for tax year 2007 of approximately $27 million if in our final determination we conclude that a change of control occurred in 2005. We will make that payment, if required, once our Section 382 study is completed. We made tax payments for Federal and state income taxes of $3.1 million during 2007, which includes payments of $1.8 million pertaining to 2007 taxes.

Capital Structure and Resources

At December 31, 2007, our total long-term debt consisted of $250 million of Senior Secured Floating Rate Notes due 2012. We also had contractual commitments to repay debt and to make payments under operating leases at December 31, 2007. Payments due under these long-term obligations and commitments are as follows:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Long-term debt	$412,188	$35,313	$108,750	$268,125	—
Operating lease commitments	7,177	1,963	4,675	539	—

Total contractual cash obligations(1)	$419,365	37,276	113,425	$268,664	—

(1)	Includes interest expense associated with the Company’s long-term debt instrument.

Our capital stock consists of 50 million authorized shares of common stock. These shares currently trade publicly in the NASDAQ Global Market. The Predecessor Company’s outstanding preferred stock and outstanding warrants were cancelled upon emergence from Chapter 11, with holders of the Series A preferred stock receiving a pro-rata share of warrants to purchase up to 318,947 shares of Successor Company common stock at $28.22 per share. During 2007, 275,958 of these warrants were exercised by the holders. We received $7.7 million in proceeds from these exercises. The remaining warrants expired on December 31, 2007.

In 2004 and 2005, the Company issued 6.5 million shares of common stock and approximately 6.5 million new warrants (of which approximately 1.3 million were exercised) in conjunction with the NextView program. Also, as additional consideration to the Lenders under the SI Credit Agreement for making the Loans thereunder, we issued to the Lenders warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15.00 per share, expiring January 10, 2009. The Warrants and the related Warrant Agreement provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance and were recorded as additional paid in capital.

In 2006, in connection with the SI Credit Agreement, we established a new class of preferred stock, par value $0.01 per share (the “Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to the Lenders under the SI Credit Agreement. Each share of the Series A Preferred Stock had a Liquidation Preference of $0.01 per share and would mature and be redeemable only when all Senior Credit Obligations (as defined in the SI Credit Agreement) have been paid in full. Upon repayment of the SI Credit Agreement on February 2, 2007, the Series A Preferred Stock was cancelled.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are evaluating the provisions of SFAS 157 to be applied to the financial assets and financial liabilities and to determine what effect its adoption on January 1, 2008 will have on the results of our financial statements. Additionally, we are evaluating the provisions of SFAS 157 to be applied to the nonfinancial assets and nonfinancial liabilities and to determine what effect its adoption on January 1, 2009 will have on the results of our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS 133 are not met. SFAS 159 is effective for years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations.” SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions as there will be no impact on our existing financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risk

Our primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. We are using an interest rate swap to mitigate its interest rate exposure with respect to the $250 million of Floating Rate Notes, which expires July 1, 2008. The swap will be replaced with a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure on the Notes to the three-month LIBOR rate plus four percent. We used a negotiated cap on the variable interest rate applicable to the $50 million of debt incurred for the purchase of Space Imaging.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA

We have audited GeoEye, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the provision for income taxes and related income tax balances has been identified and described in management’s assessment. Specifically, the Company did not correctly apply Generally Accepted Accounting Principles (“GAAP”) relating to the accounting for the utilization of pre-emergence bankruptcy net operating loss (“NOL”) carry forwards. In addition, the Company has not finalized the assessment of the impact to the financial statements of Internal Revenue Code Section 382 limitations related to the availability of net operating loss carryforwards. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 2, 2008 on those financial statements.

In our opinion, GeoEye, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoEye, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated April 2, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Bethesda, Maryland
April 2, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA

We have audited the accompanying consolidated balance sheets of GeoEye, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2008 expressed an adverse opinion thereon.

/s/  BDO Seidman, LLP

Bethesda, Maryland
April 2, 2008

GEOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Revenues	$183,764	$151,168	$40,702
Direct expenses	76,645	82,837	38,116

Gross profit	107,119	68,331	2,586
Selling, general and administrative expenses	29,794	25,103	12,341

Earnings (loss) from operations	77,325	43,228	(9,755)
Net gain on satellite insurance proceeds	(3,010)	—	—
Interest expense, net	7,276	21,744	14,083
Loss from early extinguishment of debt	—	—	2,758
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)

Earnings (loss) before provision for income taxes	69,981	24,120	(24,255)
Provision for income taxes	27,587	714	—

Net earnings (loss)	$42,394	$23,406	$(24,255)

Earnings (loss) per common share — basic	$2.41	$1.34	$(1.50)
Earnings (loss) per common share — diluted	$2.14	$1.28	$(1.50)

See accompanying Notes to Consolidated Financial Statements.

GEOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$234,324	$199,684
Receivables net of allowances of $738 and $610, respectively	44,517	21,208
Other current assets	6,419	7,285

Total current assets	285,260	228,177
Property, plant and equipment, less accumulated depreciation of $11,817 and $12,772, respectively	88,418	67,389
Satellites and related rights, less accumulated depreciation and amortization of $10,311 and $60,342, respectively	346,267	328,677
Goodwill	32,612	28,490
Intangible assets	17,068	18,394
Other assets	20,329	20,690

Total assets	$789,954	$691,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,665	$20,768
Amounts payable to subcontractors	55,967	32,721
Accrued interest payable	17,292	17,358
Current portion of long term debt	—	15,146
Current portion of deferred revenue	9,499	7,798
Other current liabilities	28,960	1,989

Total current liabilities	132,383	95,780
Long-term debt	246,788	246,075
Deferred revenue, net of current portion	193,860	184,481
Other noncurrent liabilities	—	2,363

Total liabilities	573,031	528,699
Commitments and Contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,868,153 shares and 17,475,234 shares issued and outstanding at December 31, 2007 and 2006, respectively	179	175
Additional paid-in-capital	199,938	188,531
Retained earnings (accumulated deficit)	16,806	(25,588)

Total stockholders’ equity	216,923	163,118

Total liabilities and stockholders’ equity	$789,954	$691,817

See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings (loss)	$42,394	$23,406	$(24,255)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	12,972	28,347	23,191
Amortization of debt discount and issuance costs	3,862	9,606	1,892
Amortization of intangible assets	3,525	3,652	298
Net gain on satellite insurance proceeds	(3,010)	—	—
Loss on disposal of fixed assets	55	—	—
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)
Loss on early extinguishment of debt	—	—	2,758
Deferred income taxes	(3,386)	—	—
Stock compensation	2,075	1,169	1,424
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(22,346)	(2,142)	4,802
Other assets	(167)	987	1,044
Accounts payable and accrued expenses	(24,154)	(18,501)	13,222
Current liabilities	29,923	(5,419)	—
Noncurrent liabilities	—	4,854	—
Deferred revenue	9,379	58,907	103,496

Net cash provided by operating activities	54,200	102,230	125,531
Cash flows from investing activities:
Capital expenditures	(43,426)	(110,155)	(171,757)
Satellite insurance proceeds	40,000	—	—
Payments for business acquisitions, net of cash acquired	(10,027)	(28,700)	(7,841)

Net cash used in investing activities	(13,453)	(138,855)	(179,598)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000	245,000
Repayment of long term debt	(15,443)	(34,557)	(85,018)
Costs associated with long-term debt issuance and repayment	—	(5,670)	(13,816)
Issuances of common stock	9,336	32	73,840

Net cash (used in) provided by financing activities	(6,107)	9,805	220,006

Net increase (decrease) in cash and cash equivalents	34,640	(26,820)	165,939
Cash and cash equivalents, beginning of year	199,684	226,504	60,565

Cash and cash equivalents, end of year	$234,324	$199,684	$226,504

Supplemental cash flow information:
Interest paid	$34,589	$39,195	$4,295
Income taxes paid	3,133	—	—

Non-cash items:
Capital expenditures	$(55,967)	$(32,721)	$(34,625)
Amounts payable to subcontractors	55,967	32,721	29,984

See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Unearned	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Equity
	(In thousands except share data)

Balance as of December 31, 2004	9,917,078	$99	$112,373	$(1,845)	$(24,739)	$85,888
Net loss	—	—	—	—	(24,255)	(24,255)
Warrants exercised	4,250,206	43	42,459	—	—	42,502
Issuances of common stock	3,275,234	33	31,305	—	—	31,338
Compensation attributable to vesting of restricted stock	—	—	—	1,424	—	1,424

Balance as of December 31, 2005	17,442,518	175	186,137	(421)	(48,994)	136,897
Net earnings	—	—	—	—	23,406	23,406
Issuance of warrants in connection with debt issuance	—	—	1,614		—	1,614
Issuances of common stock	32,716	—	32	—	—	32
Amounts attributable to stock-based compensation	—	—	748	421	—	1,169

Balance as of December 31, 2006	17,475,234	175	188,531	—	(25,588)	163,118
Net earnings	—	—	—	—	42,394	42,394
Warrants exercised	275,958	3	7,713	—	—	7,716
Issuances of common stock	116,961	1	1,619	—	—	1,620
Amounts attributable to stock-based compensation	—	—	2,075	—	—	2,075

Balance as of December 31, 2007	17,868,153	$179	$199,938	$—	$16,806	$216,923

See accompanying Notes to Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1)	Business Operations

GeoEye, Inc., a Delaware corporation (“GeoEye”), together with its consolidated subsidiaries (collectively, the “Company,”) is a leading global provider of Earth imagery products and services. GeoEye operates an integrated system of digital remote sensing satellites, U.S. and international ground stations and sales channels to collect, process and distribute Earth imagery products. With our collection systems and our large-scale product generation capabilities, GeoEye serves the worldwide market needs for advanced imagery information products to map, measure, and monitor the earth for applications including intelligence gathering, precision mapping, construction planning, and environmental monitoring. Our primary customers are the US Government and international customers, which include some international governments. In addition, we serve commercial customers, including the on-line mapping industry.

The Company’s IKONOS satellite, launched in 1999, was acquired by the Company on January 10, 2006. The IKONOS satellite provides 1.0-meter panchromatic (black and white) and 4.0-meter multispectral (color) imagery of the Earth. This imagery supports a wide range of applications including general mapping and charting, defense and intelligence, and commercial applications. The Company recognized revenue related to the IKONOS satellite of $123.0 million and $93.6 million for the years ended December 31, 2007 and 2006 respectively. The Company’s OrbView-2 satellite was launched in 1997 and collects 1.0 kilometer resolution multi-spectral imagery that supports a wide array of projects focusing on global environmental monitoring. The Company recognized revenue related to the OrbView-2 satellite of $7.6 million, $6.4 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005 respectively. The Company also owned and operated the OrbView-3 satellite. As discussed in Note 9 below, on March 4, 2007, the satellite experienced an anomaly which affected its image quality and was subsequently declared permanently out of service. The Company recognized revenue from the OrbView-3 satellite of $3.0 million, $24.6 and $35.9 million for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company was organized on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger (the “Merger”) as described below.

Prior to the Merger, the Company, then called ORBIMAGE Holdings Inc. (“Holdings”), was a direct, wholly-owned subsidiary of ORBIMAGE Inc., and ORBIMAGE Merger Sub Inc., a Delaware corporation (the “Merger Sub”), was a direct, wholly-owned subsidiary of Holdings. Both Holdings and Merger Sub were organized for the sole purpose of implementing the holding company structure. Pursuant to the Merger, Merger Sub merged with and into ORBIMAGE Inc., with ORBIMAGE Inc. continuing as the surviving corporation. Each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of Holdings, each issued and outstanding share of common stock of Merger Sub was converted into one share of ORBIMAGE Inc. common stock, and the separate corporate existence of Merger Sub ceased, and all of the issued and outstanding shares of Holdings owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, ORBIMAGE Inc. became a direct, wholly owned subsidiary of Holdings. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.

In connection with the Merger, Holdings assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, Holdings assumed ORBIMAGE Inc.’s obligations under various warrant agreements and registration rights agreements. The other liabilities of ORBIMAGE Inc., including contingent liabilities, were not assumed by Holdings in the transaction and therefore continue to be obligations of ORBIMAGE Inc., and the assets of ORBIMAGE Inc. were not transferred to Holdings and continue to be the assets of ORBIMAGE Inc. On September 28, 2006, the stockholders of ORBIMAGE Holdings approved an amendment to the Certificate of Incorporation changing the corporate name from ORBIMAGE Holdings Inc. to GeoEye, Inc.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company formed ORBIMAGE SI Holdco Inc. (“Holdco”), a Delaware corporation and a wholly-owned direct subsidiary of the Company, and ORBIMAGE SI Opco Inc. (“Opco”), a Delaware corporation and a wholly-owned indirect subsidiary of the Company, to effect the acquisition of the operating assets of Space Imaging LLC, as discussed in Note 5 below.

(2)	Restatement

GeoEye, Inc. (the “Company”) is restating herein its historical financial data for the three and nine month periods ended September 30, 2007. The Company has preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change in control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005 then as this change of control occurred within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards are eliminated. The Company has utilized its post-reorganization carryforwards against taxable income generated in 2006 and through the third quarter of 2007. In the third quarter of 2007 the taxable income exceeded the post acquisition losses and therefore the company has restated its third quarter tax provision and has recorded an additional provision for income taxes of $15.8 million. The Company will have a payment obligation if its final determination is that a change of control took place in 2005. The Company is vigorously pursuing the matter. If the Company is able to conclude that a change of control for Section 382 purposes did not take place, the Company plans to reinstate its pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods to reduce any taxes payable. If the pre-reorganization NOLs are available, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of Fresh-Start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. Once these pre-reorganization NOLs are utilized, the Company would utilize its post-reorganization NOLs to offset any future income tax expense.

The restatement has the following impact on the following financial information as of September 30, 2007 and for the three month and nine month periods ended September 30, 2007.

Increase (Decrease) by Periods (amounts in thousands except per share)

Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Adjusted

September 30, 2007
Other assets	$18,522	$5,779	$24,301
Total assets	746,559	5,779	752,338
Other current liabilities	1,039	21,616	22,655
Total liabilities	529,961	21,616	551,577
Retained earnings	26,354	(15,837)	10,517
Total stockholders’ equity	216,598	(15,837)	200,761

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations

	As Previously
	Reported	Adjustments	As Adjusted

Three Months Ended September 30, 2007
Provision for income taxes	$683	$15,837	$16,520
Net earnings	58,742	(15,837)	42,905
Earnings per common share — basic	$3.34	$(0.90)	$2.44
Earnings per common share — diluted	$2.67	$(0.47)	$2.20

	As Previously
	Reported	Adjustments	As Adjusted

Nine Months Ended September 30, 2007
Provision for income taxes	$2,111	$15,837	$17,948
Net earnings	51,942	(15,837)	36,105
Earnings per common share — basic	$2.96	$(0.90)	$2.06
Earnings per common share — diluted	$2.38	$(0.51)	$1.87

(3)	Significant Accounting Policies

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

Revenue is recognized on contracts to provide image processing services using the units-of-delivery method, a modification of the percentage of completion method whereby revenue is recognized based on the contract price of units of a basic production product delivered during a period. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $16.4 million and $2.3 million at December 31, 2007 and 2006, respectively. To the extent that estimated costs

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

Prior to January 1, 2006, we accounted for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, we did not record any expenses when we granted stock options because they were priced at the fair value of our stock at the date of grant. No stock options were issued during 2005. Compensation expense was recorded over the restriction period for restricted stock grants made to employees.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment.” SFAS 123(R) replaces SFAS 123 and supersedes APB 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the year ended December 31, 2006 included compensation expense for all share-based awards granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and compensation expense for all share-based awards granted prior to but unvested as of December 31, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

SFAS 123(R) requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. We use the Black-Scholes option pricing model which relies upon certain assumptions, including the expected term of the stock-based awards, stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate to calculate our stock-based compensation expense. During 2007 and 2006, we recognized $2.1 million and $1.2 million of stock-based compensation expense, respectively. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could materially vary in the future. All grants or awards made under the plans are governed by written agreements between the Company and the participants.

For purposes of pro forma disclosures, the options’ estimated fair values were amortized to expense over the options’ vesting periods. The Company’s pro forma information follows for the year ended December 31, 2005 (in thousands except per share data):

2005

Net loss:
Net loss available to common stockholders	$(24,255)
Fair value-based compensation cost, net of taxes	(396)

Pro forma net loss available to common stockholders	$(24,651)

Loss per common share — basic
As reported	$(1.50)

Pro forma	$(1.52)

Loss per common share — diluted
As reported	$(1.50)

Pro forma	$(1.52)

Under SFAS No. 123R, we have elected to continue using the Black-Scholes option pricing model to determine fair value of our awards on date of grant. We will reconsider the use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2005, 2006 and 2007:

Expected Dividend Yield.  The Black-Scholes valuation model requires an expected dividend yield as an input. We have not issued dividends in the past nor do we expect to issue dividends in the future. As such, the dividend yield used in our valuations for the years ended December 31, 2005, 2006 and 2007 were zero.

Expected Volatility.  The expected volatility of the options granted was estimated based upon the average volatility of our company’s stock price over the past four years, as described in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted during the year ended December 31, 2007 was determined under the simplified calculation provided in SAB No. 107, as amended by SAB No. 110 ((vesting term + original contractual term)/2). For the majority of grants valued during the years ended December 31, 2006 and 2007, the options had graded vesting over 4 years (25% of the options in each grant vest annually) and the contractual term was 10 years. Prior to 2006, we estimated the expected term to be 4 years.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted for the years ended December 31, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006

Volatility	50.48% - 52.39%	55.94% - 63.87%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.60% - 4.66%	4.30% - 4.70%
Expected average life	5.25 years - 6.25 years	5.50 years - 6.25 years
Exercise price per option	$18.00 - $20.24	$10.00 - $16.82

Business Combinations

Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the business acquired are recorded at their fair value at the date of acquisition.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. These investment generally consist of money market investments.

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

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform its annual analysis during the fourth quarter of each year and no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally three to ten years.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

Satellites and Related Rights and Property, Plant and Equipment

Costs associated with the construction of satellites and related ground systems are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with the construction in accordance with SFAS No. 34, “Capitalization of Interest Cost,” as well as the cost of any applicable launch and on-orbit insurance.

Depreciation and amortization are provided using the straight-line method as follows:

Ground system assets	8 years
Furniture and equipment	3 to 7 years
Orbview-2	7 1/2 years
IKONOS	2 1/2 years
Leasehold improvements	Shorter of estimated useful life or lease term

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We are evaluating the provisions of SFAS 157 to be applied to the financial assets and financial liabilities and to determine what effect its adoption on January 1, 2008 will have on the results of our financial statements. Additionally, we are evaluating the provisions of SFAS 157 to be applied to the nonfinancial assets and nonfinancial liabilities and to determine what effect its adoption on January 1, 2009 will have on the results of our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS 133 are not met. SFAS 159 is effective for years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations.” SFAS 141(R) replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions as there will be no impact on our existing financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

(4)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract under the NextView Second Vendor program. As the winning bidder, we are, as prime contractor, constructing a new satellite, GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, NGA had paid the Company approximately $193.9 million. GeoEye is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis through the anticipated imagery purchase period under the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total annual incurred costs of the GeoEye-1 satellite and related ground systems incurred were approximately $52.6 million and $108.8 million during 2007 and 2006, respectively. Amounts payable to subcontractors associated with the Next View program were $56.0 million and $32.7 million at December 31, 2007 and 2006, respectively.

The schedule under the NextView contract originally anticipated a planned launch of GeoEye-1 during the first quarter of 2007. Due to satellite construction delays, the GeoEye-1 launch date was rescheduled from a date in 2007 to a 30-day window beginning April 16, 2008 from Vandenberg Air Force Base, California. The Company received a January 12, 2008, letter from its launch services provider, Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite during the April 2008 launch window. Boeing offered in its letter to launch GeoEye-1 during a 30-day launch window commencing August 22, 2008. The final determination of the launch date is being discussed by GeoEye and Boeing. The Company purchased $220 million of launch insurance and on-orbit insurance for the first year and an additional $50 million of launch plus 3 year on orbit to cover the replacement cost of the satellite in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The insurance premium is approximately 15 percent of the coverage amount.

The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, the Company completed discussions with NGA for a new $60 million task order for the continued delivery of products from November 2007 to the launch of GeoEye-1. The Company delivered, and NGA accepted, approximately $14.0 million of imagery products under this arrangement in the fourth quarter of 2007. In 2008, NGA funded an additional $25 million under the existing task order. According to the terms of the NextView contract, NGA has the option to replenish the award to $197 million upon a successful GeoEye-1 launch and checkout.

The Company anticipates that NGA will account for approximately half of the satellites’ imagery-taking capacity, with the remaining capacity available to generate commercial sales, including sales to international ground station customers and municipal customers. Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from the satellite, which would utilize slightly more than half of the satellite’s imagery-taking capacity at any given time, with the remainder available for commercial and state and foreign government sales by the Company. Based on NGA’s public announcement of expected ongoing support, the Company expects NGA to continue to purchase our imagery products following expiration of the NextView contract.

In addition to the imagery task orders, NGA also executed several production and services task orders during 2007 that total $24.3 million. As of December 31, 2007, $8.8 million has been delivered and recognized as production and other services revenue in 2007 financial statements.

(5)	Acquisitions and Investments

MJ Harden Acquisition

On March 15, 2007, we acquired M.J. Harden through a stock purchase of all of the outstanding stock of M.J. Harden’s sole owner, i5, Inc. MJ Harden is a provider of both aerial and digital LiDAR imagery and geospatial information solutions. With this acquisition, GeoEye now has access to M. J. Harden’s digital aerial

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.

A fair market valuation of the MJ Harden assets purchased was completed. The results of that valuation were the basis for a $2.2 million allocation of costs to intangible assets. Those intangible assets will be subject to amortization over the assigned lives of six and ten years. The remaining excess of cost over fair value of the net assets of $4.1 million was allocated to acquired goodwill and is not subject to amortization. The accompanying consolidated statement of operations includes the operating results of MJ Harden from the date of acquisition.

This transaction was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” The business combination did not have a material impact on our results of operations for the year ended December 31, 2007 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2007. Further, the business combination would not have had a material impact on our results of operations for the comparable period in 2006 had the business combination occurred on January 1, 2006. Accordingly, pro forma financial information has not been provided.

Space Imaging Acquisition

On January 10, 2006, the Company acquired the operating assets of Space Imaging LLC (“Space Imaging”) for approximately $51.5 million less cash acquired of $14.9 million. Space Imaging was a leading supplier of high-resolution satellite imagery products and services, with resellers, international affiliates and ground stations around the world providing satellite imagery and imagery products to a wide variety of governmental and commercial customers both in the U.S. and internationally. Space Imaging launched IKONOS, the world’s first one-meter resolution, commercial Earth imaging satellite, on September 24, 1999.

The acquisition was funded with the issuance of $50 million of indebtedness and cash of Space Imaging acquired in the transaction. As discussed in Note 13 below, this debt was repaid in quarterly increments concluding in February 2007.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. The cost of the acquisition of Space Imaging’s net operating assets was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the fair value of the assets acquired and liabilities assumed over the cost of the acquisition has been allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except for any other current assets.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A fair market valuation of the purchased intangible assets was completed. The components of the intangible assets listed in the above table as of the acquisition date are as follows:

	Amount	Life

Contracts/customer relationships	$17,591	9 years
Trade name	1,208	5 years
Patents and other	858	5 years

Total	$19,657	8.6 years

The Company’s consolidated financial statements reflect the operations of the acquired net operating assets from January 10, 2006, the date of acquisition. The following pro forma consolidated operations for the two years ended December 31, 2006 and 2005 have been prepared as if the Space Imaging acquisition occurred on January 1, 2005, and are provided for informational purposes only and are not necessarily indicative of the past or future results of the operations of the Company.

	2006	2005

Revenues	$154,459	$165,313
Operating income	45,045	10,561
Net earnings (loss)	24,219	(23,054)
Earnings per common share -
Basic	$1.39	$(1.33)
Diluted	$1.12	$(1.33)

Investments

On June 8, 2007, Opco acquired a 4.9 percent equity position in SPADAC, Inc., a privately held corporation, for $1.0 million through the acquisition of Series A Preferred Stock. SPADAC delivers innovative comprehensive geointelligence and predictive analysis solutions, including applied research and development, to customers primarily in defense, intelligence and homeland security agencies. On August 2, 2007, Opco purchased a 3.0 percent ownership position in East-Dawn Group, Inc. (“East-Dawn”), a privately-held

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporation established to provide satellite imagery and value-added products in China and to provide production services to international customers for $1.0 million. East-Dawn, in turn, formed a new company, Beijing Earth Observation (“BEO”), to implement this strategy. BEO is GeoEye’s exclusive master reseller in China for IKONOS imagery products, including the IKONOS archive. As part of the transaction, four of our employees are members of BEO’s Board of Directors, which is comprised of ten members. These stock purchase transactions are treated as long-term investments and accounted for using the cost method.

(6)	Comprehensive Income (Loss)

For the years ended December 31, 2007, 2006 and 2005, there were no material differences between net earnings (loss) as reported and comprehensive income (loss).

(7)	Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised and convertible securities were converted to common stock.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, the Company’s derivation of dilutive securities varied from the amounts calculated using the treasury stock method as described in SFAS 128. As presented in the table below, we are revising our calculation of diluted shares for the year ended December 31, 2006.

The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128 (in thousands, except share data):

	For The Years Ended December 31,
	2007	2006(a)	2005

Numerator for basic and diluted earnings (loss) per common share:
Net earnings (loss) available to common stockholders	$42,394	$23,406	$(24,255)

Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,585,307	17,416,490	16,213,446
Dilutive effect of warrants, stock options, restricted stock units and director share units	2,165,416	805,518	(b )

Average number of common shares outstanding for diluted computations	19,750,723	18,222,008	16,213,446

Earnings (loss) per common share — basic	$2.41	$1.34	$(1.50)

Earnings (loss) per common share — diluted:	$2.14	$1.08	$(1.50)
Adjustments	—	0.20	—

As revised	$2.14	$1.28	$(1.50)

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31, 2006

(a) Denominator for diluted earnings per common share, as originally reported
Average number of common shares outstanding for basic computations	17,416,490
Dilutive effect of warrants, stock options, restricted stock units and director share units, as originally reported	4,159,421

Average number of common shares outstanding for diluted computations, as originally reported	21,575,911

Earnings per common share — diluted, as originally reported	$1.08

Earnings per common share — diluted, as revised	$1.28

(b)	All warrants, restricted stock and stock options of the Company were dilutive for the year ended December 31, 2005 because the Company incurred a net loss. There were 274,430 antidilutive securities at December 31, 2005.

(8)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Land and buildings	$6,076	$6,016
Ground system assets	75,928	66,113
Furniture and equipment	16,310	6,492
Leasehold improvements	1,921	1,540
Accumulated depreciation and amortization	(11,817)	(12,772)

Total	$88,418	$67,389

Depreciation and amortization expense was $4.8 million, $5.5 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(9)	Satellites and Related Rights

Satellites and related rights consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

IKONOS satellite	$9,166	$9,166
OrbView-2 (operated pursuant to License)	3,054	3,054
OrbView-3 satellite	—	93,958
Accumulated depreciation and amortization	(10,311)	(60,342)

Subtotal	1,909	45,836
Satellites in process	344,358	282,841

Total	$346,267	$328,677

In January 2006 the Company acquired the IKONOS satellite, which is being depreciated over its then-estimated remaining useful life of 2.5 years. A recent study completed in the fourth quarter of 2007 by the IKONOS manufacturer resulted in a revised life expectancy to at least the 2010+ timeframe. The IKONOS satellite is insured for $20 million of on-orbit coverage that expires on November 30, 2008.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems investigated the problem, and identified the problem to a specific unit within the camera electronics. The Company subsequently announced that the satellite had been declared permanently out of service and recorded a loss of $36.1 million in the first quarter of 2007. This loss consists of a $35.8 million impairment charge for the remaining book value of the satellite as well as a $3.9 million charge for the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million.

The OrbView-3 satellite was insured for $40.0 million. The Company submitted a $40.0 million insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007. Upon receipt of the proceeds, the Company wrote off approximately $1.0 million of remaining prepaid insurance premiums resulting in a net gain of $39.1 million which was recorded in the third quarter of 2007.

The total capitalized construction costs of the GeoEye-1 satellite were $335.7 million and $282.9 million at December 31, 2007 and 2006, respectively. These costs include capitalized interest at December 31, 2007 and 2006 of $41.5 million and $21.3 million, respectively.

The Company announced in October 2007 that it has entered into a contract with ITT Corporation to begin work on the camera for GeoEye’s next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. Although not yet designed, the Company anticipates that GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in. The Company expects to contract with a satellite builder in 2008 and launch the satellite approximately three years after work begins on that contract. The Company will evaluate is options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder. Total capitalized costs for GeoEye-2 were approximately $8.7 million in 2007.

Total satellite depreciation and amortization expense was $8.1 million, $22.8 million and $19.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(10)	Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

		Production and	Consolidated
	Imagery	Other Services	Total
Balance, December 31, 2005	$28,490	$—	$28,490

Acquired during the year	—		—

Balance, December 31, 2006	$28,490	$—	$28,490
Acquired during the year	—	4,122	4,122

Balance, December 31, 2007	$28,490	$4,122	$32,612

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Intangible Assets

Intangible assets consisted of the following at December 31, 2007 and 2006 (in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Value	Life

2007
Contracts/customer relationships	$18,971	$(3,965)	$15,007	8.1 years
Trade name	2,028	(585)	1,443	4.6 years
Patents and other	1,458	(839)	618	3.5 years

Total intangible assets	$22,457	$(5,389)	$17,068	7.6 years

2006
Contracts/customer relationships	$17,591	$(1,814)	$15,777	8.5 years
Capitalized archive costs	2,003	(1,263)	740	0.6 years
Trade name	1,208	(224)	984	4.5 years
Patents and other	1,459	(566)	893	3.3 years

Total intangible assets	$22,261	$(3,867)	$18,394	7.7 years

Total amortization expense related to intangible assets was $3.5 million, $3.7 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future amortization expense related to other intangible assets at December 31, 2007 is as follows (in thousands):

2008	$2,657
2009	2,573
2010	2,566
2011	2,177
2012	2,165
Thereafter	4,930

$17,068

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

The components of the Company’s tax provision from continuing operations are as follows (in thousands):

	2007	2006	2005
Current provision:
U.S. Federal	$27,070	$535	$—
State	3,903	469	—

Total current provision	30,973	1,004	—
Deferred provision:
U.S. Federal	(2,863)	(311)	—
State	(523)	21	—

Total deferred provision	(3,386)	(290)	—

Total provision for income taxes	$27,587	$714	$—

The differences between the tax provision calculated at the statutory Federal income tax rate and the actual tax provision for each of those years are as follows:

	2007	2006	2005
U.S. Federal tax at statutory rate	$24,493	$8,442	$(8,247)
State income taxes, net	6,289	1,243	(1,059)
Adjustment of deferred tax liabilities	—	—	8,219
Valuation allowance	(3,905)	(8,179)	1,399
Other	710	(792)	(312)

Total provision for income taxes	$27,587	$714	$—

The primary components of federal deferred tax assets and liabilities were as follows (in thousands):

	2007	2006
Deferred tax assets related to:
Net operating loss carryforward	$—	$3,312
Other	4,731	3,313

Deferred tax assets	4,731	6,625
Deferred tax liabilities related to:
Property, plant and equipment	—	(4,182)
Amortization	(325)	(246)
Other	(729)	(1,907)

Deferred tax liabilities	(1,054)	(6,335)

Net deferred tax assets	$3,677	$290

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Utilization of NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

As part of the Company’s reorganization effective December 31, 2003, the Company issued new common stock, and since that date has raised capital through the issuance of common stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change of control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005 then as this change of control occurred within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards are eliminated. Due to the significant complexity associated with the Section 382 regulations, the Company is undertaking a formal study to assess whether there has been a change of control since the Company’s emergence from Chapter 11. As stated previously, if the Company determines that it experienced a change in control within two years of the Company’s emergence from Chapter 11, utilization of the Company’s pre-reorganization NOL carryforwards will be eliminated. If that is the case, the Company would instead utilize its post-reorganization carryforwards against taxable income generated in 2006 and 2007. The Company would have a payment obligation commensurate with the tax liability recorded for the quarter ended December 31, 2007.

Given the uncertainty of whether a triggering change of control event occurred in 2005, the Company is utilizing its post-reorganization NOLs to offset 2006 and 2007 taxable income and has recorded a provision for income taxes of $27.6 million in 2007 for the remaining taxable income after the post-reorganization NOL carryforwards have been fully utilized. The Company is vigorously pursuing the matter. If the Company’s is able to conclude that a change of control for Section 382 purposes did not take place, the Company plans to reinstate its pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods. If the pre-reorganization NOLs are available, when the Company determines they can be utilized, the pre-reorganization NOLs will reduce any enterprise value recorded at the emergence date and then increase additional paid in capital. Any utilization of pre-emergence NOLs will not reduce tax expense, but will reduce taxes payable. Once these pre-reorganization NOLs are utilized, the Company would utilize its post-reorganization NOLs to offset any future income tax expense.

As a result of the adoption of Fresh-Start accounting effective December 31, 2003, the Company carried forward net operating losses (“NOLs”) of $132.2 million and recorded a deferred tax asset of $50.5 million. The Company also recorded a full valuation allowance to offset the deferred tax asset. Under the provisions of SFAS No. 109, reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company has recorded no additional tax liabilities.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Debt

Long term debt consisted of the following as December 31, 2007 and 2006 (in thousands):

	2007	2006

Senior Secured Floating Rate Notes	$250,000	$250,000
Less: unamortized debt discount	(3,212)	(3,925)

	246,788	246,075

OISIO Credit Agreement	—	15,443
Less: unamortized debt discount	—	(297)

	—	15,146

Total debt	246,788	261,221
Less: current portion	—	(15,146)

Total long-term debt	$246,788	$246,075

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

The Senior Floating Rate Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. The Company entered into an interest rate swap arrangement in June 2005 pursuant to which it has fixed its effective interest rate under the Notes at 13.75 percent through July 1, 2008. The fair value of this derivative instrument is approximately $1.9 million and has been recorded in other assets in the consolidated balance sheet at December 31, 2007. The Company recorded an unrealized loss of $3.1 million on this derivative instrument for the year ended December 31, 2007 and unrealized gains of $2.6 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. Expenses associated with the issuance of the Senior Floating Rate Notes were capitalized and are amortized over the term of the Notes using the effective interest rate method. Total unamortized prepaid financing costs related to the Senior Floating Rate Notes were $12.7 million and $15.5 million as of December 31, 2007 and 2006, respectively and are included in the noncurrent assets section of the Company’s balance sheet.

The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $48.3 million and $24.4 million as of December 31, 2007 and 2006, respectively.

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

The terms of the Company’s Senior Secured Floating Rate Notes required the Company to make a tender for the Notes for the $40 million of insurance proceeds received from the loss of the OrbView-3 satellite, plus any accrued interest. The tender offer to the existing creditors was filed on October 2, 2007 and expired on November 1, 2007. None of the Noteholders accepted the terms of the tender offer to redeem their notes for payment; therefore, all Senior Notes remained outstanding as of the conclusion of this offer. The Company retained the entire $40 million of insurance proceeds and will use the funds for its general operations as allowed under the indenture.

On January 10, 2006, the Company, Opco and Holdco, the parent company of Opco, entered into a Credit Agreement (the “SI Credit Agreement”) whereby Opco borrowed $50 million of senior secured term loans on the closing date. The term loans were to mature on July 1, 2008, at which time the principal amount of the loans were required to be paid in full. The interest rate per annum applicable to loans was the Eurodollar Rate plus an applicable margin. At no time was the Eurodollar Rate to be less than 3.00 percent or more than 5.00 percent. Opco was to prepay the loans with 100 percent excess cash flow of Holdco and its consolidated subsidiaries, calculated on a quarterly basis. The loans and other obligations under the SI Credit Agreement were guaranteed by Holdco and secured by substantially all of the tangible and intangible assets of each of Holdco and Opco. As of December 31, 2006, SI Opco repaid approximately $34.6 million of these loans. On February 2, 2007, Opco repaid the remaining $15.4 million principal balance. In conjunction with the repayment of the remaining principal balance, all restrictive covenants associated with the debt were retired. The interest rate per annum applicable to the loans was 11 percent in 2007.

The Company incurred costs associated with the SI Credit Agreement of $5.6 million which were amortized over the expected payout period. Expenses associated with the issuance of the SI Credit Agreement were amortized over the term of the debt. During 2007 and 2006, the interest rate on the loans was approximately 11 percent. Interest expense recognized in 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million of amortization of the debt discount that was outstanding at December 31, 2006. Total financing costs recognized in interest expense were $3.9 million and total amortized prepaid financing costs were $1.0 million for the year ended December 31, 2006.

As additional consideration to the Lenders under the Credit Agreement for making the Loans there under, the Company issued to the Lenders warrants to purchase 500,000 shares of Common Stock of the Company for an exercise price of $15.00 per share. These warrants expire January 10, 2009. The warrants provide for anti-dilution rights, subject to certain exceptions, with respect to any issuances of Common Stock below market value, and provide for demand and “piggy-back” registration rights. The warrants were valued at approximately $1.6 million at the date of issuance. The assumptions used to determine the value of the warrants at issuance were volatility of 62.53%, dividend yield of 0%, risk-free interest rate of 4.36% and expected term of 3 years. These warrants were recorded as additional paid in capital at issuance and were amortized over the term of the debt.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Leases

Total rental expense under operating leases was $1.4 million , $1.1 million, $1.0 million for the years ended December 31, 2007, 2006, and 2005. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) as of December 31, 2007 were as follows (in thousands):

2008	$1,963
2009	1,778
2010	1,691
2011	1,206
2012	540
Thereafter	—

$7,178

(15)	Employee Benefit Plan

Prior to January 10, 2006, all of the Company’s employees participated in the Orbital Imaging Corporation Retirement Savings Plan, as amended, a defined contribution plan (the “Plan”) established in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. On January 10, 2006, concurrent with the Space Imaging acquisition, the Company assumed control of the Space Imaging, Inc. Retirement Savings Plan (the “SI Plan”), which was also a defined contribution plan established in accordance with Section 401(k) of the Code. On July 31, the SI Plan was terminated. On August 1, 2006, the SI Plan assets were transferred into the Plan, and the name of the Plan was changed to the GeoEye Retirement Savings Plan.

The Company’s contributions to the Plan are made based on certain plan provisions and at the discretion of the Board of Directors. The annual contribution expense was $0.8 million, $0.7 million and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(16)	Capital Stock

The capital stock of the Company consists of 50,000,000 authorized shares of common stock of which 17,868,153 shares were issued and outstanding as of December 31, 2007 and outstanding warrants to purchase up to 3,753,893 shares of new common stock at a weighted average exercise price of $10.67 per share. Of the outstanding warrants, 500,000 warrants expire on January 10, 2009 and the remaining 3,253,893 warrants expire on March 25, 2010. No warrants were granted in 2007.

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity of outstanding warrants to purchase common stock during the years ended December 31, 2007, 2006 and 2005, was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding — beginning of year	4,076,637	$12.04	3,577,147	$11.62	4,568,947	$11.27
Granted	—	0.00	500,000	15.00	3,258,406	10.00
Exercised	(275,958)	28.22	(510)	10.00	(4,250,206)	10.00
Canceled or Forfeited	(46,786)	28.22	—	—	—	—

Outstanding and exercisable — end of year	3,753,893	$10.67	4,076,637	$12.04	3,577,147	$11.62

The expiration of the warrants ranges from four to ten years from the date of issuance.

(17)	Stock Incentive Plans

In September 2006, the stockholders approved the 2006 Omnibus Stock and Performance Incentive Plan (the “2006 Plan”). Under the 2006 Plan, employees, consultants and non-employee directors of the Company may be granted various types of awards. Under the 2006 Plan, options to purchase shares of the Company’s Common Stock and stock appreciation rights may be granted, but exercise prices can be no less than the share’s fair market value (as defined) on the date of grant. In addition, the 2006 Plan permits grants of shares of the Company’s Common Stock, rights to receive shares of the Company’s common stock, cash or a combination of the foregoing, including restricted stock, unrestricted stock, stock units and restricted stock units. The 2006 Plan also provides for cash or stock bonus awards based on objective goals pre-established by the Compensation Committee of the Board of Directors. The 2006 Plan currently provides for a maximum of 1,700,000 shares of the Company’s Common Stock as to which awards may be granted. No more than 1,000,000 shares of Common Stock shall be available for incentive stock awards. No more than 1,500,000 shares of Common Stock shall be available for stock awards. No employee may be granted, in any one-year period, options or stock appreciation rights that are exercisable for more than 200,000 shares of Common Stock, stock awards covering more than 200,000 shares of Common Stock, or cash awards having a value greater than $2,000,000. Non-employee directors may not be granted, in any one-year period, options that are exercisable for more than 20,000 shares of Common Stock or stock awards covering or relating to more than 20,000 shares of Common Stock. The 2006 Plan has a term of ten years. The 2006 Plan replaced the Company’s 2003 Employee Stock Incentive Plan and the 2004 Non-employee Director Equity Incentive Plan, under which stock options, restricted stock and other stock-based awards were granted to employees, officers, directors, consultants or advisors.

Stock Options

In 2007, the Company granted stock options that will vest in annual increments of 25 percent on the anniversary of the grant date. The Company also granted 47,300 stock options in 2006 to employees associated with the GeoEye-1 satellite construction program which vest contingent upon certain events. Due to the launch delay of the satellite, those options were cancelled in the fourth quarter of 2007 and are included as cancellations in the stock option activity table. As of December 31, 2007, the cancelled options have not been re-issued. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the year ended December 31, 2007:

	2007		2006		2007
						Weighted
		Weighted		Weighted	2007	Average
		Average		Average	Aggregate	Remaining
	Number of	Exercise	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Shares	Price	Value	Term (Years)

Outstanding at December 31, 2006	461,485	$9.84	295,338	$7.36
Granted	221,734	18.03	193,000	13.16
Exercised	(55,740)	8.07	(5,016)	6.50
Forfeited/Cancelled	(75,716)	13.85	(21,837)	6.50

Outstanding at December 31, 2007	551,763	12.72	461,485	9.84	$11,548	7.9

Exercisable at December 31, 2007	236,091	$8.95	199,976	$8.21	$5,832	7.7

The intrinsic value of options exercised during 2007, 2006, and 2005 was $1.4 million $0.1 million, and $0, respectively. As of December 31, 2007, there was $2.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $5.3 million, $1.6 million, and $0.6 million, respectively.

Restricted Stock

On April 12, 2007, Company granted a total of 62,427 shares of restricted stock. This includes (i) 51,594 shares of restricted stock under the 2006 Plan, at a grant price of $18.00, to executives as part of their 2006 annual performance awards, (ii) 5,833 shares issued to executive officers with a grant price of $15.00 relating to the previously unpaid stock portion of his 2005 bonus, and (iii) 5,000 shares issued on January 29, 2007 to a non-employee director under the 2004 Non-employee Director Incentive plan.

Additionally, as of January 1, 2007, there were 37,300 shares of non-vested stock. This includes 16,300 shares which were given to employees in May 2006, (ii), 11,000 remaining shares issued to non-employee directors under the 2004 Non-employee Director Incentive Plan, and (iii) 10,000 shares issued to executive officers pursuant to employment agreements.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Stock	No. of Shares	Fair Value

Nonvested at January 1, 2007	38,300	$13.84
Granted	62,427	18.00
Forfeited	4,138	11.86
Vested	30,333	15.71

Nonvested at December 31, 2007	66,256	$16.75

There was $0.2 million and $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan as of December 31, 2007 and 2006, respectively. That cost is expected to be recognized over a weighted-average period of 1.03 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $1.0 million and $2.4 million, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Units

On April 12, 2007, the Company granted 68,546 restricted stock units under the “2006 Plan” to executives as part of a Long Term Incentive Plan (“LTIP”) at grant price of $18.00 per share. All units granted vest, if at all, between 2009 and 2010 depending on performance measured at the end of the agreement term, at which time the vested units are converted into shares of common stock. As of December, 31, 2007, no units have vested. A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year is presented below:

		Weighted-Average
		Grant-Date
Nonvested Restricted Stock Units	No. of Shares	Fair Value

Nonvested at January 1, 2007	—	$—
Granted	68,546	18.00
Forfeited	3,243	18.00
Vested	—	—

Nonvested at December 31, 2007	65,303	$18.00

As of December, 31, 2007, there was $0.9 million of total unrecognized compensation cost related to the nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Additionally, the Company has 34,548 deferred stock units outstanding as of December 31, 2007. Under the current non-employee director compensation plan, each January 1, non-employee directors receive annual grants of deferred stock units (“DSUs”) valued at $50,000. DSUs will vest in two installments: at six months after grant and at twelve months after grant. DSUs will be settled in shares of the Company’s common stock six months after the non-employee director’s separation from Board service. DSUs are included in the dilutive earnings per share calculations.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Information on Industry Segments and Major Customers

Prior to the acquisition of Space Imaging, the Company operated as one reportable segment. With the acquisition completed the Company now operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. The Imagery segment provides image-derived geospatial intelligence to commercial businesses and government organizations. The Production and Other Services segment provides advanced image processing and photogrammetry as well as our SeaStar fishing information products and services and the M.J. Harden operations acquired in March 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 above. In the following tables of financial data (amounts in thousands), the prior periods have been conformed to the current year presentation.

	Years Ended December 31,
	2007	2006	2005

Revenues
Imagery	$147,448	$118,981	$23,263
Production and Other Services	36,316	32,187	17,439

Total revenues	$183,764	$151,168	$40,702

Operating profit (loss)
Imagery	$65,137	$26,948	$(18,834)
Production and Other Services	12,188	16,280	9,079

Total operating profit (loss)	$77,325	$43,228	$(9,755)

Depreciation and amortization
Imagery	$12,249	$27,806	$22,879
Production and Other Services	723	541	312

Total depreciation and amortization	$12,972	$28,347	$23,191

Amortization of intangible assets
Imagery	$3,525	$3,652	$90
Production and Other Services	—	—	208

Total amortization of intangible assets	$3,525	$3,652	$298

Capital Expenditures
Imagery	$40,394	$103,572	$163,132
Production and Other Services	3,032	6,583	8,625

Total capital expenditures	$43,426	$110,155	$171,757

Identifiable assets
Imagery	$514,944	$444,638	$299,677
Production and Other Services	20,357	23,963	13,971

Total segment assets	535,301	468,601	313,648
Corporate	254,653	223,216	256,618

Total identifiable assets	$789,954	$691,817	$570,266

Total domestic and foreign revenues for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Domestic	$117,985	$80,996	$25,392
Foreign	65,779	70,172	15,310

Total	$183,764	$151,168	$40,702

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized revenue related to contracts with the U.S. Government, its largest customer, of $100.5 million, $70.6 million and $24.7 million for the years ended December 31, 2007, 2006 and 2005, representing 55 percent, 47 percent and 61 percent of total revenues, respectively. The Company had no other customers for whom revenues exceeded 10 percent of total revenues in 2007 and 2006. The Company recognized revenue in 2005 of $5.0 million associated with OrbView-3 imagery to its largest international customer, which represents 12 percent of total revenues recognized.

(19)	Summary of Quarterly Information (Unaudited)

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated previously issued financial statements. The following financial data reflect the restatement for the three months and nine months ended September 30, 2007. The Company has not amended its Quarterly Report on Form 10-Q for periods affected by the restatement adjustment, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.

The restatement discussed above does not affect the Company’s reported quarterly revenues and operating profit, but does affect net income and earnings per share. The following tables compare the Company’s previously reported consolidated balance sheet as of September 30, 2007, the related consolidated statements of operations for the three months and nine months ended September 30, 2007 and the consolidated statement of cash flows for the nine months ended September 30, 2007 with the corresponding financial statements for those periods as restated.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007		2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Revenues	$53,750	$53,750	$138,800	$138,800
Direct expenses	20,799	20,799	55,071	55,071

Gross profit	32,951	32,951	83,729	83,729
Selling, general and administrative expenses	8,863	8,863	22,841	22,841

Earnings from operations	24,088	24,088	60,888	60,888
Net gain on satellite insurance proceeds	(39,063)	(39,063)	(3,010)	(3,010)
Interest expense (income), net	1,628	1,628	6,748	6,748
Unrealized loss on derivative instrument	2,098	2,098	3,097	3,097

Earnings before provision for income taxes	59,425	59,425	54,053	54,053
Provision for income taxes	683	16,520	2,111	17,948

Net income (loss)	$58,742	$42,905	$51,942	$36,105

Earnings (loss) per common share — basic	$3.34	$2.44	$2.96	$2.06
Earnings (loss) per common share — diluted	$2.67	$2.20	$2.38	$1.87

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEETS (unaudited)
(amounts in thousands)

	September 30,
	2007
	As
	Previously	As
	Reported	Restated

ASSETS
Current assets:
Cash and cash equivalents	$229,299	$229,299
Receivables net of allowances of $742	37,848	37,848
Other current assets	6,907	6,907

Total current assets	274,054	274,054
Property, plant and equipment, less accumulated depreciation of $10,603	81,505	81,505
Satellites and related rights, less accumulated depreciation and amortization of $9,357	322,113	322,113
Goodwill	32,612	32,612
Intangible assets	17,753	17,753
Other assets	18,522	24,301

Total assets	$746,559	$752,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,335	$23,335
Amounts payable to subcontractors	48,888	48,888
Accrued interest payable	8,698	8,698
Current portion of long term debt	—	—
Current portion of deferred revenue	13,585	13,585
Other current liabilities	1,039	22,655

Total current liabilities	95,545	117,161
Long-term debt	246,610	246,610
Deferred revenue, net of current portion	187,281	187,281
Other noncurrent liabilities	525	525

Total liabilities	529,961	551,577
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,593,178 shares issued and outstanding at September 30, 2007	176	176
Additional paid-in-capital	190,068	190,068
Retained earnings	26,354	10,517

Total stockholders’ equity	216,598	200,761

Total liabilities and stockholders’ equity	$746,559	$752,338

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2007
	As
	Previously	As
	Reported	Restated

Cash flows from operating activities:
Net earnings	$51,942	$36,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,044	14,044
Amortization of debt discount and issuance costs	2,945	2,945
Net gain on satellite insurance proceeds	(3,010)	(3,010)
Loss on disposal of fixed assets	55	55
Unrealized loss on derivative instrument	3,097	3,097
Stock compensation	1,703	1,703
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(16,166)	(16,166)
Other assets	(731)	(6,510)
Accounts payable and accrued expenses	(23,744)	(23,744)
Current liabilities	—	21,616
Deferred revenue	8,544	8,544

Net cash provided by operating activities	38,679	38,679
Cash flows from investing activities:
Capital expenditures	(23,954)	(23,954)
Satellite insurance proceeds	40,000	40,000
Payments for business acquisitions, net of cash acquired	(10,027)	(10,027)

Net cash provided by investing activities	6,019	6,019
Cash flows from financing activities:
Issuance of long-term debt	—	—
Repayment of long term debt	(15,443)	(15,443)
Costs associated with long-term debt issuance and repayment	—	—
Issuances of common stock	360	360

Net cash used in financing activities	(15,083)	(15,083)

Net increase in cash and cash equivalents	29,615	29,615
Cash and cash equivalents, beginning of year	199,684	199,684

Cash and cash equivalents, end of year	$229,299	$229,299

Supplemental cash flow information:
Interest paid	$34,589	$34,589

Non-cash items:
Capital expenditures	$(48,888)	$(48,888)
Amounts payable to subcontractors	48,888	48,888

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table of summary quarterly information includes the effects of the restatement described in Note 2 above. The table also includes the effect of the change in the calculation of the dilutive effect of outstanding options, warrants, and stock units described in Note 7 above.

	2007 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)

Revenues	$36,796	$48,254	$53,750	$44,964
Gross profit	17,686	33,092	32,951	23,390
Net earnings (loss):
As previously reported	(30,224)	23,424	58,742
Adjustments:
Provision for income taxes	—	—	(15,837)

As revised	(30,224)	23,424	42,905	6,289
Earnings (loss) per diluted share:
As previously reported	$(1.73)	$1.07	$2.67
Adjustments:
Provision for income taxes	—	—	(0.82)
Treasury stock method adjustments	—	0.15	0.35

As revised	$(1.73)	$1.22	$2.20	$0.31

	2006 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)

Revenues	$30,257	$35,143	$43,531	$42,237
Gross profit	9,828	14,957	23,313	20,233
Net earnings	552	6,234	10,367	6,253
Earnings per diluted share:
As previously reported	$0.03	$0.29	$0.48	$0.28
Adjustments:
Treasury stock method adjustments	—	0.05	0.09	0.05

As revised	$0.03	$0.34	$0.57	$0.33

(20)	Financial Information of Guarantor Subsidiary

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiaries and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended December 31, 2007

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$96,025	$146,370	$(58,631)	$183,764
Direct expenses	—	79,458	55,818	(58,631)	76,645

Gross profit	—	16,567	90,552	—	107,119
Selling, general and administrative expenses	56	5,228	24,510	—	29,794

Earnings from operations	(56)	11,339	66,042	—	77,325
Net gain on satellite insurance proceeds	—	(3,010)	—	—	(3,010)
Interest expense (income), net	12,127	(5,874)	1,023	—	7,276
Unrealized loss on derivative instrument	3,078	—	—	—	3,078
Equity in earnings of subsidiaries	(84,950)	—	—	84,950	—

Earnings (loss) before provision (benefit) for income taxes	69,689	20,223	65,019	(84,950)	69,981
Provision (benefit) for income taxes	(4,315)	10,283	21,619	—	27,587

Net earnings income (loss)	$74,004	$9,940	$43,400	$(84,950)	$42,394

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$40,728	$110,781	$(341)	$151,168
Direct expenses	—	38,143	45,035	(341)	82,837

Gross profit	—	2,585	65,746	—	68,331
Selling, general and administrative expenses	—	13,387	11,716	—	25,103

Earnings (loss) from operations	—	(10,802)	54,030	—	43,228
Interest expense (income), net	17,818	(6,027)	9,953	—	21,744
Unrealized gain on derivative instrument	(2,636)	—	—	—	(2,636)
Equity in earnings of subsidiaries	(39,095)	—	—	39,095	—

Earnings (loss) before provision for income taxes	23,913	(4,775)	44,077	(39,095)	24,120
Provision for income taxes	507	—	207	—	714

Net earnings (loss)	$23,406	$(4,775)	$43,870	$(39,095)	$23,406

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations
Year Ended December 31, 2005
(in thousands)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$40,702	$—	$—	$40,702
Direct expenses	—	38,116	—	—	38,116

Gross profit	—	2,586	—	—	2,586
Selling, general and administrative expenses	4	12,337	—	—	12,341

Loss from operations	(4)	(9,751)			(9,755)
Interest expense, net	12,880	1,203	—	—	14,083
Loss from early extinguishment of debt	—	2,758	—	—	2,758
Unrealized gain on derivative instrument	(2,341)	—	—	—	(2,341)
Equity in earnings of subsidiaries	(13,712)	—	—	13,712	—

Earnings (loss) before provision for income taxes	(24,255)	(13,712)	—	13,712	(24,255)
Benefit for income taxes	—	—	—	—	—

Net earnings (loss)	$(24,255)	$(13,712)	$—	$13,712	$(24,255)

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet
December 31, 2007

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$38,645	$116,821	$78,858	$—	$234,324
Receivables, net	—	33,007	11,510	—	44,517
Amounts due from related parties	95,351	—	—	(95,351)	—
Other current assets	3	7,784	3,836	(5,204)	6,419

Total current assets	133,999	157,612	94,204	(100,555)	285,260
Property, plant and equipment, net	—	73,804	14,614	—	88,418
Satellites and related rights, net	—	344,359	1,908	—	346,267
Investment in subsidiaries	357,712	—	—	(357,712)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	91	16,977	—	17,068
Other assets	18,252	77	2,000	—	20,329

Total assets	$509,963	$604,433	$133,825	$(458,267)	$789,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$11,598	$14,271	$(5,204)	$20,665
Amounts payable to related parties	—	78,119	17,232	(95,351)	—
Amounts payable to subcontractors	—	55,967	—	—	55,967
Accrued interest payable	17,292	—	—	—	17,292
Current portion of deferred revenue	—	2,474	7,025	—	9,499
Other current liabilities	28,960	—	—	—	28,960

Total current liabilities	46,252	148,158	38,528	(100,555)	132,383
Long-term debt	246,788	—	—	—	246,788
Deferred revenue, net of current portion	—	193,860	—	—	193,860
Other noncurrent liabilities	—	—	—	—	—

Total liabilities	293,040	342,018	38,528	(100,555)	573,031
Stockholders’ equity	216,923	262,415	95,297	(357,712)	216,923

Total liabilities and stockholders’ equity	$509,963	$604,433	$133,825	$(458,267)	$789,954

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2007

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(25,747)	$7,839	$72,108	$—	$54,200
Cash flows from investing activities:
Capital expenditures	—	(36,074)	(7,352)	—	(43,426)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payments for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)

Net cash provided by (used in) investing activities	—	3,926	(17,379)	—	(13,453)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuances of common stock	9,336	—	—	—	9,336

Net cash provided by (used in) financing activities	9,336	—	(15,443)	—	(6,107)

Net increase (decrease) in cash and cash equivalents	(16,411)	11,765	39,286	—	34,640
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$38,645	$116,821	$78,858	$—	$234,324

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$2,187	$39,432	$60,611	$—	$102,230
Cash flows from investing activities:
Capital expenditures		(108,043)	(2,112)	—	(110,155)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(108,043)	(30,812)	—	(138,855)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(34,557)	—	(34,557)
Long-term debt repayment and issuance costs	—	—	(5,670)	—	(5,670)
Issuance of common stock	32	—	—	—	32

Net cash provided by financing activities	32	—	9,773	—	9,805

Net increase (decrease) in cash and cash equivalents	2,219	(68,611)	39,572	—	(26,820)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$55,056	$105,056	$39,572	$—	$199,684

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$8,092	$117,439	$—	$—	$125,531
Cash flows from investing activities:
Capital expenditures	—	(171,757)	—	—	(171,757)
Payment for business acquisition, net of cash acquired	(7,841)	—	—	—	(7,841)

Net cash used in investing activities	(7,841)	(171,757)	—	—	(179,598)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—	—	245,000
Repayment of long-term debt	—	(85,018)	—	—	(85,018)
Long-term debt repayment and issuance costs	(8,774)	(5,042)	—	—	(13,816)
Issuance of common stock	94	73,746	—	—	73,840
Net capital contributions to subsidiaries	(183,734)	—	—	183,734	—
Net capital contributions from parent	—	183,734	—	(183,734)	—

Net cash provided by financing activities	52,586	167,420	—	—	220,006

Net increase in cash and cash equivalents	52,837	113,102	—	—	165,939
Cash and cash equivalents, beginning of period	—	60,565	—	—	60,565

Cash and cash equivalents, end of period	$52,837	$173,667	$—	$—	$226,504

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As described below, a material weakness was identified in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, our principal executive officer, principal financial officer and principal accounting officer have concluded that, as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management, under the supervision and with the participation of the Company’s principal executive, financial and accounting officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of management’s evaluation of our internal control over financial reporting, management identified a material weakness in our internal control. Specifically, management concluded that the Company did not maintain effective controls over the income tax reporting under SFAS No. 109, “Accounting for Income Taxes,” in 2007 with regard to the calculation of the provision for income taxes and utilization of net operating loss (“NOL”) carryforwards. During the 2007 year-end procedures for calculating the annual income tax provision the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382 of the Internal Revenue Code of 1986. This reassessment resulted in the misapplication of pre-reorganization NOLs to offset current taxable income. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the interim period ended September 30, 2007 to correct income tax expense. Accordingly, management determined that this control deficiency constitutes a material weakness.

BDO Seidman, LLP, the independent registered public accounting firm who also audited our consolidated financial statements, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is filed herewith.

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

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the “2008 Proxy Statement”), and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 of this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by this Item 11 will be included in the text and tables under the captions “Executive Compensation — Compensation Discussion and Analysis” and “2007 Director Compensation” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There are no matters required to be disclosed by Item 404 of Regulation S-K concerning certain relationships and related transactions. The information required by Item 407(a) of Regulation S-K concerning director independence will be included under the caption “Board of Directors” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be included under the caption “Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President, Chief Executive Officer and Director

April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on April 2, 2008.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Henry E. Dubois Henry E. Dubois	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Tony A. Anzilotti Tony A. Anzilotti	Vice President Finance and Corporate Controller (Principal Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Martin C. Faga Martin C. Faga	Director

/s/ Michael F. Horn Michael F. Horn	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ Roberta E. Lenczowski Roberta E. Lenczowski	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment to Certificate of Incorporation of the Company
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to Form S-1, filed on June 21, 2005 (File No. 333-122493))
4.1	Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.2	Form of Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.3	Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.4	Form of Warrant — Warrants issued November 16, 2004 and to be issued to private investors pursuant to backstop commitment, if necessary (incorporated by reference to Exhibit 4.6 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.5	Specimen Common Stock Certificate
4.6	Specimen Warrant Certificate — Warrants to be issued in the rights offering
4.7	Warrant Agreement with The Bank of New York, dated as of March 14, 2005 (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.8	Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005 (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.9	Indenture, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.10	Form of Senior Secured Floating Rate Note due 2012 (incorporated by reference to Exhibit A to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.11	Security Agreement, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.12	Registration Rights Agreement, dated as of June 29, 2005, among ORBIMAGE Holdings Inc., Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC (incorporated by reference to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.13	Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings Inc. and The Bank of New York, as Warrant Agent (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
4.14	Specimen Warrant Certificate with respect to Warrant Agreement dated as of January 10, 2006 (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
10.1	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.
10.2	Employment Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.3	Employment Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (file no. 333-122493))
10.4	Employment Agreement for Henry Dubois
10.5	Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.6	Contract No. HM1573-04-C-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))

Exhibit Number		Exhibit Title

10.7		Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of Matthew M. O’Connell
31	.2*	Rule 13a-14(a) Certification of Henry E. Dubois
31	.3*	Rule 13a-14(a) Certification of Tony A. Anzilotti
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois
32	.3*	Certification Pursuant to 18 U.S.C. Section 1350 of Tony A. Anzilotti

*	Filed herewith.