Form 10-Q
period 2008-03-31
GeoEye, Inc.
filed 2008-05-09
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 022-28714

GEOEYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
21700 Atlantic Boulevard
Dulles, VA 20166
(Address of principal executive offices) (Zip Code)
(703) 480-7500
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, par value $0.01, as of April 30, 2008, was 17,993,287 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$34,402	$36,796

Direct expenses	19,760	19,110

Gross profit	14,642	17,686

Selling, general and administrative expenses	8,940	6,594
Loss on impairment of satellite	1,150	36,053

Income (loss) from operations	4,552	(24,961)

Interest expense, net	1,084	3,222

Unrealized loss on derivative instrument	1,764	1,838

Income (loss) before provision for income taxes	1,704	(30,021)

Provision for income taxes	1,378	203

Net income	$326	$(30,224)

Earnings per common share — basic	$0.02	$(1.73)

Earnings per common share — diluted	$0.02	$(1.73)

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$212,173	$234,324
Receivables net of allowances of $567 and $738, respectively	38,324	44,517
Other current assets	5,643	6,419

Total current assets	256,140	285,260

Property, plant and equipment, at cost, less accumulated depreciation of $12,708 and $11,817, respectively	96,185	88,418
Satellites and related rights, at cost, less accumulated depreciation and amortization of $10,947 and $10,311, respectively	360,317	346,267
Goodwill	32,612	32,612
Intangible assets	15,916	17,068
Other assets	19,114	20,329

Total assets	$780,284	$789,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$25,115	$20,665
Amounts payable to subcontractors	48,698	55,967
Accrued interest payable	8,594	17,292
Current portion of deferred revenue	8,975	9,499
Other current liabilities	29,434	28,960

Total current liabilities	120,816	132,383

Long-term debt	246,967	246,788
Deferred revenue, net of current portion	193,860	193,860

Total liabilities	561,643	573,031

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,970,175 shares and 17,868,153 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	180	179
Additional paid-in capital	201,329	199,938
Retained earnings	17,132	16,806

Total stockholders’ equity	218,641	216,923

Total liabilities and stockholders’ equity	$780,284	$789,954

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$326	$(30,224)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,347	6,945
Loss on impairment of satellite	1,150	36,053
Amortization of intangible assets	641	696
Amortization of debt discount and issuance costs	883	945
Unrealized loss on derivative instrument	1,764	1,838
Loss on sale of equipment	—	55
Deferred income taxes	733	—
Stock compensation expense	175	353
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	6,969	(10,413)
Other assets	(1,498)	224
Accounts payable and accrued expenses	(11,693)	(16,424)
Other current liabilities	474	(676)
Deferred revenue	(523)	4,675

Net cash provided by (used in) operating activities	1,748	(5,953)
Cash flows from investing activities:
Capital expenditures	(25,115)	(7,316)
Payment for business acquisition, net of cash acquired	—	(7,000)

Net cash used in investing activities	(25,115)	(14,316)
Cash flows from financing activities:
Repayment of long-term debt	—	(15,443)
Issuance of common stock	1,216	121

Net cash provided by (used in) financing activities	1,216	(15,322)

Net decrease in cash and cash equivalents	(22,151)	(35,591)
Cash and cash equivalents, beginning of period	234,324	199,684

Cash and cash equivalents, end of period	$212,173	$164,093

Supplemental cash flow information:
Interest paid	$17,188	$17,405

Non-cash items:
Capital expenditures	$(48,698)	$(46,207)
Amounts payable to subcontractors	48,698	46,207
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2007, which are included in our Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.
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
Revenue Recognition
     The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery to our customer. Deferred revenue represents receipts in advance of the delivery of imagery and is generally recognized as a current liability. We also derive revenues from maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.
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
Satellites and Related Rights
     The IKONOS satellite was acquired in January 2006, and is being depreciated over its remaining estimated useful life of 2.5 years from the date of acquisition. The OrbView-2 satellite was launched in 1997 and is fully depreciated. The Company is constructing two next generation, high-resolution imagery satellites. Costs associated with the construction of the GeoEye-1 and GeoEye-2 satellites and the related ground system are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with construction in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized costs also include the cost of any applicable launch insurance. The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $54.6 million as of March 31, 2008 for the construction of GeoEye-1 and the related ground system assets.
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
Derivative Instruments and Hedging Activities
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates on its long-term debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under SFAS No. 133, all derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. Changes in the fair value of the Company’s existing derivative financial instrument are recorded in net earnings. In February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap.

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
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The net amount of assets and liabilities recorded at fair value at March 31, 2008 totaled $0.7 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The fair values of the derivative financial instruments are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS 133 are not met. SFAS 159 is effective for years beginning after November 15, 2007. We elected not to adopt the fair value option included in SFAS 159.
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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 expands quarterly and annual disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.
(3) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry by sharing the costs for the engineering, construction and launch of the next generation of imagery satellites. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView program. Under this program, the Company is the prime contractor constructing the GeoEye-1 satellite. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of March 31, 2008, NGA had paid the Company $193.9 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $414.8 million as of March 31, 2008. Approximately $48.7 million of this amount was payable to subcontractors at March 31, 2008. This amount also includes capitalized interest of approximately $54.6 million.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, we entered into a new $60 million task order with NGA for the continued delivery of products from November 2007 to the launch of GeoEye-1, which at that time was anticipated to occur in April 2008. We delivered approximately $14.0 million of imagery under this task order in the fourth quarter of 2007. The Company has experienced a shortfall in imagery orders from NGA during the first quarter of 2008. We delivered $5.9 million under this task order in the first quarter of 2008. We believe the NGA ordering issue will resolve itself over the coming months and should not be an issue once we have GeoEye-1 in operation later this year.
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

     We continue to make progress toward launch of the GeoEye-1 satellite. On January 12, 2008 we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite on the date specified in the Launch Services Agreement between GeoEye and Boeing, set for a 30-day launch window commencing April 16, 2008. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008 from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. On April 9, 2008, General Dynamics Corporation, the prime contractor and integrator of the spacecraft and telescope, successfully completed the satellite integration and environmental testing for GeoEye-1. The satellite will remain at the General Dynamics Space Systems facility until it is shipped to Vandenberg Air Force Base for launch.
     In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company total approximately $41.5 million. As of March 31, 2008, we paid $2.2 million of the insurance premium. The portion of the premiums associated with launch insurance will be capitalized as part of the satellite’s cost and depreciated over the estimated seven year life while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.
(4) Loss of OrbView-3 Satellite
     On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems investigated the problem, and identified the problem to a specific unit within the camera electronics. On April 23, 2007, the Company announced that the satellite had been declared permanently out of service. The Company recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. The Company submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007.
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This obligation was written off in the first quarter of 2007 in conjunction with the loss of the OrbView-3 satellite. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed. The dispute went to arbitration in March 2008. On April 22, 2008, we were informed that the arbitrator decided in favor of Orbital Sciences. On April 30, 2008, we paid Orbital Sciences approximately $1.1 million plus accrued interest. This amount was recorded in the first quarter of 2008.
     The loss on the satellite and the arbitration payment were both reported in the Company’s Imagery industry segment in their respective periods.
(5) MJ Harden Acquisition
     On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both digital electro-optical and LiDAR imagery and location-based information solutions. With this acquisition, GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.

     A fair market valuation of the purchased MJ Harden assets was completed in 2007, resulting in a $2.2 million allocation of costs to intangible assets. Those intangible assets will be subject to amortization over the assigned lives of six and ten years. The remaining excess of cost over fair value of the net assets of $4.1 million was allocated to acquired goodwill and is not subject to amortization. The accompanying consolidated statement of operations includes the operating results of MJ Harden from the date of acquisition.
(6) Other Comprehensive Income
     For the three months ended March 31, 2008 and 2007, respectively, there were no material differences between net income as reported and comprehensive income.
(7) Earnings per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months ended March 31, 2008 and 2007 respectively (in thousands, except share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator for basic and diluted earnings per common share:
Earnings (loss) available to common stockholders	$326	$(30,224)

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,898,322	17,489,446
Dilutive effect of warrants	2,469,112	1,274,458
Dilutive effect of stock options	342,913	122,506
Dilutive effect of restricted stock units	64,515	—
Dilutive effect of director stock units	46,417	52

Average number of common shares outstanding for diluted computations	20,821,279	18,886,462 (a)

Earnings per common share — basic	$0.02	$(1.73)

Earnings per common share — diluted	$0.02	$(1.73)

(a)	All warrants, stock options and stock units were anti-dilutive for the three months ended March 31, 2007 because the Company incurred a loss in that period.
(8) Income Taxes
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
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2004 to 2007.
     The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

     As stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company preliminarily determined that its prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions were incorrect and that a change in control may have occurred in 2005. As a result of that preliminary conclusion, pre-organizational NOL carryforwards were eliminated. We will have a payment obligation if our final determination is that a change of control took place in 2005. The Company has recorded a provision for income taxes of $1.4 million for the first quarter of 2008 which includes accrued interest and penalties associated with the outstanding payment obligation of $0.9 million. We are pursuing a resolution of the matter and have engaged in an independent Section 382 study to evaluate the ownership changes that have occurred since our emergence from Chapter 11.
(9) Stock Incentive Plans
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.2 million for the three months ended March 31, 2008, which reduced both earnings per basic and diluted share by $0.01, respectively. Stock-based compensation expense for the three months ended March 31, 2007 was $0.4 million, which reduced both basic and diluted shares by $0.02, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Volatility	51.0%	55.94% - 63.87%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.09%	4.34% - 4.70%
Expected average life	6.25 years	5.50 years - 6.24 years
Exercise price per option	$30.45	$6.50 - $16.82
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

     On January 3, 2008, the Company issued 12,136 deferred stock units (“DSUs”) to its non-employee directors. These DSUs will vest in two installments: at six months after grant and at 12 months after grant. These DSUs will be settled in shares of the Company’s common stock six months after the non-employee director’s separation from Board service. DSUs are included in the Company’s diluted earnings per share calculations.
(10) Industry Segments and Major Customers
     The Company operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these industry segments is reconciled to the corresponding consolidated amount.

	Three Months Ended March 31,
	2008	2007
Net sales
Imagery	$23,271	$28,647
Production and Other Services	11,131	8,149

Total net sales	$34,402	$36,796

Operating profit
Imagery
Net effect of satellite loss	$(1,150)	$(36,053)
Other operating profit	4,541	6,371

Total Imagery	3,391	(29,682)
Production and Other Services	1,161	4,721

Total operating profit	$4,552	$(24,961)

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
     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $13.5 million for the first quarter of 2008, which represents 39 percent of total revenues for the current quarter. Total revenues from the U.S. Government for the corresponding quarter of 2007 were $18.4 million, which represents 50 percent of total revenues for that period.

(11) Financial Information of Guarantor Subsidiary
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

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$13,538	$26,036	$(5,172)	$34,402

Direct expenses	—	10,561	14,371	(5,172)	19,760

Gross profit	—	2,977	11,665	—	14,642

Selling, general and administrative expenses	—	1,598	7,342	—	8,940
Loss on impairment of satellite	—	1,150	—	—	1,150

Income from operations	—	229	4,323	—	4,552

Interest expense (income), net	2,858	(1,774)	—	—	1,084
Unrealized loss on derivative instrument	1,764	—	—	—	1,764
Equity in earnings of subsidiaries	(3,557)	—	—	3,557	—

Income (loss) before provision for income taxes	(1,065)	2,003	4,323	(3,557)	1,704

Provision for income taxes	(1,391)	882	1,887	—	1,378

Net income (loss)	$326	$1,121	$2,436	$(3,557)	$326

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

GEOEYE, INC.
Condensed Consolidating Balance Sheet
March 31, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$20,270	$98,356	$93,547	$—	$212,173
Receivables, net	—	26,568	11,756	—	38,324
Amounts due from related parties	105,057	—	—	(105,057)	—
Other current assets	3	7,461	3,383	(5,204)	5,643

Total current assets	125,330	132,385	108,686	(110,261)	256,140

Property, plant and equipment, net	—	81,315	14,870	—	96,185
Satellites and related rights, net	—	359,362	955	—	360,317
Investment in subsidiaries	361,269	—	—	(361,269)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	70	15,846	—	15,916
Other assets	17,037	76	2,001	—	19,114

Total assets	$503,636	$601,698	$146,480	$(471,530)	$780,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$16,708	$13,611	(5,204)	$25,115
Amounts payable to related parties	—	76,317	28,740	(105,057)	—
Amounts payable to subcontractors	—	48,698	—	—	48,698
Accrued interest payable	8,594	—	—	—	8,594
Current portion of deferred revenue	—	2,579	6,396	—	8,975
Other current liabilities	29,434	—	—	—	29,434

Total current liabilities	38,028	144,302	48,747	(110,261)	120,816

Long-term debt	246,967	—	—	—	246,967
Deferred revenue, net of current portion	—	193,860	—	—	193,860

Total liabilities	284,995	338,162	48,747	(110,261)	561,643

Stockholders’ equity	218,641	263,536	97,733	(361,269)	218,641

Total liabilities and stockholders’ equity	$503,636	$601,698	$146,480	$(471,530)	$780,284

GEOEYE, INC.
Condensed Consolidating Balance Sheet
December 31, 2007
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

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,591)	$5,821	$15,518	$—	$1,748
Cash flows from investing activities:
Capital expenditures	—	(24,286)	(829)	—	(25,115)

Net cash used in investing activities	—	(24,286)	(829)	—	(25,115)
Cash flows from financing activities:
Issuance of common stock	1,216	—	—	—	1,216

Net cash provided by financing activities	1,216	—	—	—	1,216

Net (decrease) increase in cash and cash equivalents	(18,375)	(18,465)	14,689	—	(22,151)
Cash and cash equivalents, beginning of period	38,645	116,821	78,858	—	234,324

Cash and cash equivalents, end of period	$20,270	$98,356	$93,547	$—	$212,173

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
     GeoEye, Inc. (“GeoEye” or the “Company”), together with its consolidated subsidiaries, provides geospatial (also known as location-based) information, imagery and solutions for the national security community, strategic partners, resellers and commercial customers to help them better map, measure and monitor the world. We operate a constellation of Earth imaging satellites and mapping aircraft which collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions and have an international network of ground stations, a robust imagery archive, and advanced location-based imagery processing capabilities. We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”) and we have a license to operate and control the OrbView-2 satellite. We acquired mapping aircraft in March 2007 upon our purchase of M.J. Harden & Associates, Inc. (“M.J. Harden”). We also have completed testing of our next-generation high-resolution imagery satellite which we have been constructing; designated as GeoEye-1. The launch of GeoEye-1 is planned to occur during 2008 from Vandenberg Air Force Base, California. Our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, we maintain image processing and production centers at our headquarters in Dulles, Virginia and our facilities in Thornton, Colorado and Mission, Kansas. Our advanced image processing and location-based information technology development and production center in St. Louis, Missouri is a world-wide innovation center.
     Our principal sources of revenue are the sale of satellite imagery to and the processing and production of imagery and location-based information for customers, regional distributors and value-added resellers. We have entered into several long-term sales contracts to provide imagery products and solutions, and in certain circumstances, we will be entitled to receive contractual payments in advance of product delivery. Our direct expenses include the costs of operating the satellites, airplanes and ground systems, as well as costs to perform value-added processing services and construction costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest component of our direct expenses.
     NextView Program. The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract as the second provider under the NextView program. As part of the contract, we have been, as prime contractor, constructing a new satellite, GeoEye-1 and have completed all environmental testing of the satellite. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. We have spent approximately $414.8 million under the program through March 31, 2008. Remaining expenditures under the program principally consist of milestone payments to our subcontractors, launch and on-orbit insurance premiums and capitalized interest. NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through March 31, 2008, we have received $193.9 million of milestone payments from NGA.
     In 2007 we secured $220 million of launch and first-year on-orbit insurance and $50 million of launch plus three-year on-orbit insurance for the satellite. Proceeds from this insurance would be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company will be approximately $41.5 million. As of March 31, 2008, the Company paid $2.2 million of the insurance premium. Most of these premiums will be paid within 30 days of the launch of GeoEye-1. Depending on market and economic conditions, we may attempt to procure additional insurance on GeoEye-1.

     We continue to make progress toward launch of the GeoEye-1 satellite. On January 12, 2008 we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite on the date specified in the Launch Services Agreement between GeoEye and Boeing, set for a 30 day launch window commencing April 16, 2008. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008 from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. On April 9, 2008, General Dynamics Corporation, the prime contractor and integrator of the spacecraft and telescope, successfully completed the satellite integration and environmental testing for GeoEye-1. The satellite will remain at the General Dynamics space systems facility until it is shipped to Vandenberg Air Force Base for launch.
     We believe that when it is launched and placed into service, GeoEye-1 will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution black and white images, and 1.65 meter resolution multi-spectral (color) images, with the capability to take black and white images of up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi-spectral images of up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year. GeoEye-1 and IKONOS, operating together, will collect up to 500,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better in black and white and color.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, we entered into a new $60 million task order with NGA for the continued delivery of products from November 2007 to the launch of GeoEye-1, which at that time was anticipated to occur in April 2008. We delivered approximately $14.0 million of imagery under this task order in the fourth quarter of 2007. The Company has experienced a shortfall in imagery orders from NGA during the first quarter of 2008. We delivered $5.9 million under this task order in the first quarter of 2008. We believe the NGA ordering issue will resolve itself over the coming months and should not be an issue once we have GeoEye-1 in operation later this year.
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
     GeoEye-2 Satellite. In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 and launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder. Total capitalized costs for GeoEye-2 were approximately $14.5 million as of March 31, 2008.
RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited..
     Revenues. Total revenues for the Company were $34.4 million and $36.8 million for the three months ended March 31, 2008 and 2007, respectively. The Company experienced a reduction in revenues from imagery and production services provided to NGA, our largest customer, of $4.5 million in 2008. This decrease in revenues was offset by an increase of $1.5 million in commercial sales during the quarter as well as a $1.7 million increase in revenues derived from our M.J. Harden operations. M.J. Harden is a provider of digital aerial imagery and location-based information solutions which we acquired in March 2007.

     Direct Expenses. Direct expenses include the costs of operating and depreciating our satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses are the largest component of direct expenses. Direct expenses were $19.8 million and $19.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in direct expenses includes $1.9 million of direct expenses associated with our M.J. Harden operations, which we acquired in March 2007, increases in purchased imagery of $1.4 million in 2008 compared to 2007, the completion of a ground station upgrade for an international customer in 2008 for $1.0 million and a $1.0 million increase in other direct expenses. These increases were offset by the absence of $4.7 million of depreciation expense resulting from the write-off of the OrbView-3 satellite and related assets during March 2007 as discussed below.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $8.9 million and $6.6 million for the three months ended March 31, 2008 and 2007, respectively. This $2.3 million increase is attributable to increases in sales and marketing and other support-related activities, particularly with regard to labor, commissions, travel and bid and proposal activities. These activities have increased in preparation of the upcoming GeoEye-1 launch.
     Loss on Impairment of Satellite. On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. The Company and the vendors who built the OrbView-3 spacecraft and ground systems spent several weeks troubleshooting the problem, and identified the problem to a specific unit within the camera electronics. On April 23, 2007, we announced that the satellite had been declared permanently out of service. We recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. We submitted an insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007.
     As a result of the loss of the OrbView-3 satellite, we reallocated imagery resources from the IKONOS satellite to satisfy customers’ imagery needs when possible. The IKONOS satellite has sufficient collection capacity that we believe will continue to satisfy contractual requirements until the launch of GeoEye-1.
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This obligation was written off in the first quarter of 2007 in conjunction with the loss of the OrbView-3 satellite. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed. The dispute went to arbitration in March 2008. On April 22, 2008, we were informed that the arbitrator decided in favor of Orbital Sciences. On April 30, 2008, we paid Orbital Sciences approximately $1.1 million plus accrued interest. This amount was recorded in the first quarter of 2008.
     Interest Expense, net. We recorded net interest expense of approximately $1.1 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively. The majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s Senior Secured Floating Rate Notes due 2012 (the “Notes”). Total interest expense incurred on the Notes for the three months ended March 31, 2008 and 2007 was $2.9 million and $3.8 million, respectively. These amounts exclude capitalized interest expense in the first three months of 2008 and 2007 of $6.6 million and $5.7 million, respectively, which is associated with the construction of the GeoEye-1 satellite and related ground systems. In addition, as more fully described in the Liquidity and Capital Resources section below, in February 2007 we repaid the remaining $15.4 million principal balance of loans incurred to finance the Space Imaging acquisition in January 2006. Interest expense related to these loans was $1.4 million for 2007 inclusive of amortization of prepaid financing costs. The Company recorded interest income of $2.0 million in each of the three month periods ended March 31, 2008 and 2007, respectively.

     Unrealized Loss on Derivative Instrument. In June 2005, the Company entered into an interest rate swap agreement, effectively hedging $250 million of its LIBOR-based floating rate term debt for three years. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt will be fixed at 13.75 percent rather than on a three-month LIBOR plus 9.5 percent. Although the interest rate swap agreement provides the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. In addition, in February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap. We recorded an unrealized loss on these derivative instruments of $1.8 million for each of the three month periods ended March 31, 2008 and 2007, respectively.
     Provision for Income Taxes. We recorded an income tax provision of $1.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. The provision recorded in 2008 reflects the elimination of net operating loss (NOL) carryforwards as described below as well as accrued interest and penalties associated with the outstanding payment obligation of $0.9 million recorded in the first quarter. The 2007 provision represents state income tax expense obligations associated with the acquired Space Imaging operations.
     As stated in the Company’s Annual Report on Form 10-K that was filed on April 2, 2008, we have preliminarily determined that our prior conclusions regarding an ownership change in control as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions may have been incorrect and that a change in control may have occurred in 2005. Since we currently believe that a change may have occurred in 2005, our pre-reorganization NOL carryforwards are eliminated as this change of control occurred within two years of our emergence from Chapter 11. We used our post-reorganization NOL carryforwards against taxable income generated in 2006 and through the third quarter of 2007. In the third quarter of 2007 the taxable income exceeded the post acquisition losses and therefore we recorded a provision for income taxes at that time. We will have a payment obligation if our final determination is that a change of control took place in 2005. We are vigorously pursuing the matter and have engaged in an independent Section 382 study to evaluate the ownership changes that have occurred since our emergence from Chapter 11.
     If we are able to conclude that a change of control for Section 382 purposes did not take place, we plan to reinstate our pre-reorganization NOL carryforwards and apply them against taxable income in 2006 and 2007 as well as future periods to reduce any taxes payable. If the pre-reorganization NOLs are available, under the provisions of SFAS No. 109, “Accounting for Income Taxes,” reductions in a deferred tax asset valuation allowance that existed at the date of Fresh-Start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of Fresh-Start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. Once these pre-reorganization NOLs are utilized, we would utilize our post-reorganization NOLs to offset any future income tax expense.
     Backlog. Total negotiated backlog was $271.9 million at March 31, 2008 and $237.7 million at December 31, 2007. This amount includes NGA’s expected remaining milestone payments of $43.5 million related to GeoEye-1 construction costs. These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $130.3 million at March 31, 2008 and $139.7 million at December 31, 2007. NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. Customer contracts are generally for terms of one to four years, and the customers have options to renew.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2008. Net cash used in operating activities was $6.0 million for the three months ended March 31, 2007. The $7.7 million increase is the result of an increase in working capital balances of $16.3 million, offset by a decrease in net earnings (net of non-cash charges) of $8.6 million. The increase in working capital balances resulted mainly from a $16.1 million decrease in accounts receivable balances, much of which is associated with the decrease in NextView imagery purchase activity by NGA in the first quarter of 2008 as compared to the first quarter of 2007.
     Net cash used in investing activities was $25.1 million and $14.3 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures were $17.8 million greater in the current period compared to the similar period in the prior year due mostly to increased cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule of $11.2 million plus expenditures related to the construction of GeoEye-2 of $5.8 million during the first quarter of 2008. In addition, during the first quarter of 2007, the Company used $7.0 million of cash to purchase the M.J. Harden operations.
     Net cash provided by financing activities was $1.2 million for the quarter ended March 31, 2008 and were associated with issuances of common stock related to stock option exercises. Net cash used in financing activities was $15.3 million for the first quarter of 2007. As discussed above, we repaid the remaining $15.4 million balance on the debt that had been incurred to purchase the Space Imaging operations during the first quarter of 2007.
     On March 31, 2008, we had $212.2 million of cash and cash equivalents from our combined operations. At that date, our total long-term debt consists of $250 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.0 million. Our debt-to-total capital ratio, net of unamortized discounts, was approximately 53 percent at March 31, 2008 as compared to 65 percent a year ago. Our stockholders’ equity was $219.2 million at March 31, 2008.
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
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. We entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes has been fixed at 13.75 percent through July 1, 2008. The fair value of this cash flow hedge is approximately $0.5 million and has been recorded in other assets in the consolidated balance sheet as of March 31, 2008. As stated previously, in February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates after the expiration of our interest rate swap by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap and as of March 31, 2008, the interest rate cap agreement’s fair value was adjusted to $0.2 million.
     Approximately $48.7 million of our cash balance at March 31, 2008 is committed for payments to subcontractors under the NextView program. Our performance under the NextView contract requires significant capital expenditures to complete the development, manufacture and launch of the GeoEye-1 satellite. Total funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred. We have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts. We have repaid the indebtedness incurred to finance the Space Imaging acquisition with the operating cash flows of the acquired business. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, and that our cash balances and the reserve under the NextView program are more than sufficient to sustain the program through the launch of the GeoEye-1 satellite, even though the launch has been delayed to August 22. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.

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
     During the quarter ended March 31, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The net amount of assets and liabilities recorded at fair value at March 31, 2008 totaled $0.7 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The fair values of the derivative financial instruments fair values are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” Under this statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of hedge accounting under SFAS 133 are not met. SFAS 159 is effective for years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our results of operations, financial condition or cash flows.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 161 expands quarterly and annual disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

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
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. due to the Company’s inability to maintain effective controls over income tax reporting as detailed below. The Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management, in consultation with the Board of Directors, concluded that the Company did not maintain effective controls over the income tax reporting under SFAS No. 109, “Accounting for Income Taxes,” in 2007 with regard to the calculation of the provision for income taxes and utilization of net operating loss (“NOL”) carryforwards. During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382 of the Internal Revenue Code of 1986. This reassessment resulted in the misapplication of pre-reorganization NOLs to offset current taxable income. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the interim period ended September 30, 2007 to correct income tax expense. Accordingly, management determined that this control deficiency constitutes a material weakness. As a result of the assessment performed and the material weakness noted, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2008.

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
Item 1A. Risk Factors
     We do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Form 10-K.
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

GeoEye, Inc. (Registrant)

Date: May 8, 2008	by: /s/ MATTHEW M. O’CONNELL Matthew M. O’Connell
President and Chief Executive Officer

by: /s/ HENRY E. DUBOIS Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

by: /s/ TONY A. ANZILOTTI Tony A. Anzilotti
Vice President Finance and
Corporate Controller
(Principal Accounting Officer)