Form 10-Q/A
period 2007-09-30
GeoEye, Inc.
filed 2008-09-05
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number: 001-33015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
The number of shares outstanding of Common Stock, par value $0.01, as of September 3, 2008 was 17,998,573 shares.

EXPLANATORY NOTE
Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements for the years ended December 31, 2005, 2006 and 2007 and quarterly information for such periods and for each of the quarters ended September 30, 2007 and March 31, 2008, for the following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. That reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as discussed in the liquidity section. The net impact of the cost share payments is shown for each period in the table in Note 2 of the Notes to Condensed Consolidated Financial Statements in the adjustment to income tax reserve and liability accounts and the provision for income taxes.
     (2)  The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in an increase in income tax expense and its related tax liabilities due to the loss of pre-bankruptcy NOL carry-forwards from a change in control that occurred on November 16, 2004.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in the third quarter and the fourth quarter of 2007, due to an overstatement of the cost of purchased imagery from third parties associated with imagery sales in 2007.
      The Company filed an application for change in method of accounting with the IRS on August 8, 2008. As a result of the application filed with the IRS, as of the date of this filing, management believes the uncertain tax positions had been resolved. Management expects the financial impacts of the FIN 48 corrections will be reversed in the third quarter of 2008. Reversal of the tax expense in the third quarter of 2008 is expected to cause an increase in net income by $22.0 million for the amounts that have been expensed as of September 30, 2007. Thus, while this restatement reduces net income in the periods referenced, the Company expects that net income in the third quarter of 2008 should increase by the aggregate amount of the reduction in prior periods.
     Please refer to Item 1. Note 2 for the impact of these restatements on the consolidated financial statements.
     For additional information relating to the effect of the restatement, see the following items:
•	Item 1. Financial Statements

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Control and Procedures

•	Exhibits 32.1 and 32.2 Certifications
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, it increases operating cash flow and decreases investing cash flow by $13.2 and $17.6 million for the nine months ended September 30, 2006 and 2007, respectively.
     Further, this Form 10-Q/A does not reflect any other events occurring after November 6, 2007, the date we filed the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the original Form 10-Q, including our current reports on Form 8-K.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statement of Operations
(Unaudited; in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(As	(As	(As	(As
	Restated)	Restated)	Restated)	Restated)
Revenues	$53,750	$43,531	$138,800	$108,931
Direct expenses	19,125	20,218	53,397	60,833

Gross profit	34,625	23,313	85,403	48,098
Selling, general and administrative expenses	8,863	6,569	22,842	18,039
Satellite insurance proceeds	(36,053)	—	—	—

Earnings from operations	61,815	16,744	62,561	30,059
Net gain on satellite insurance proceeds	(3,010)	—	(3,010)	—
Interest expense, net	1,628	4,105	6,747	14,961
Unrealized loss (gain) on derivative instrument	2,098	2,272	3,097	(2,055)

Earnings before provision for income taxes	61,099	10,367	55,727	17,153
Provision for income taxes	27,115	6,697	32,051	14,948

Net income	$33,984	$3,670	$23,676	$2,205

Earnings per common share — basic	$1.93	$0.21	$1.35	$0.13
Earnings per common share — diluted	$1.74	$0.20	$1.23	$0.12
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(As	(As
	restated)	restated)
ASSETS
Current assets:
Cash and cash equivalents	$229,299	$199,684
Receivables net of allowances of $742 and $610, respectively	37,848	21,208
Other current assets	6,907	7,285

Total current assets	274,054	228,177
Property, plant and equipment, at cost, less accumulated depreciation of $10,603 and $12,772, respectively	81,505	67,389
Satellites and related rights, at cost, less accumulated depreciation and amortization of $9,357 and $60,342, respectively	322,113	328,677
Goodwill	32,612	28,490
Intangible assets	17,753	18,394
Other non-current assets	11,559	20,690
Deferred tax asset	56,717	68,450

Total assets	$796,313	$760,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,661	$20,768
Amounts payable to subcontractors	48,888	32,721
Accrued interest payable	8,698	17,358
Current portion of long-term debt	—	15,146
Current portion of deferred revenue	13,585	7,797
Income tax payable	—	1,064
Other current liabilities	1,039	1,275

Total current liabilities	93,871	96,129
Long-term debt	246,610	246,075
Non-current income tax reserve	87,052	75,460
Deferred revenue, net of current portion	187,281	184,481
Other non-current liabilities	525	2,363

Total liabilities	615,339	604,508
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,593,178 shares and 17,475,234 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	176	175
Additional paid-in capital	190,069	188,531
Accumulated deficit	(9,271)	(32,947)

Total stockholders’ equity	180,974	155,759

Total liabilities and stockholders’ equity	$796,313	$760,267

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Nine Months Ended
	September 30,
	2007	2006
	(As	(As
	Restated)	Restated)
Cash flows from operating activities:
Net earnings	$23,676	$2,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,044	24,024
Amortization of debt discount and issuance costs	2,945	4,424
Net gain on satellite insurance proceeds	(3,010)	—
Loss on disposal of fixed assets	55	—
Unrealized loss (gain) on derivative instrument	3,097	(2,055)
Deferred income taxes	12,544	(14,091)
Stock compensation	1,703	790
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	(16,262)	(4,368)
Other assets	6,232	(24)
Accounts payable and accrued expenses	(7,798)	(10,109)
Income tax payable	(1,064)	—
Noncurrent income tax reserve	11,592	27,076
Deferred revenue	8,544	50,071

Net cash provided by operating activities	56,298	77,943
Cash flows from investing activities:
Capital expenditures	(41,573)	(104,105)
Satellite insurance proceeds	40,000	—
Payments for business acquisitions, net of cash acquired	(10,027)	(28,700)

Net cash provided by (used in) investing activities	(11,600)	(132,805)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000
Repayment of long term debt	(15,443)	(17,796)
Costs associated with long-term debt issuance and repayment	—	(5,644)
Equity issuance costs	—	(26)
Issuances of common stock	360	62

Net cash (used in) provided by financing activities	(15,083)	26,596

Net increase in cash and cash equivalents	29,615	(28,266)
Cash and cash equivalents, beginning of year	199,684	226,504

Cash and cash equivalents, end of year	$229,299	$198,238

Supplemental cash flow information:
Interest paid	$34,589	$38,456
Taxes paid	$1,436	—

Non-cash items:
Capital expenditures	$(48,888)	$(31,947)
Amounts payable to subcontractors	48,888	$31,947
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2006, which are included in our Form 10-K/A filed with the SEC. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.
(2) Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements and other financial information for the years ended December 31, 2005, 2006 and 2007 and quarterly information for such periods and for the quarter ended September 30, 2007 for the following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods, in which the Company discovered that it had not correctly included in taxable income, cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as described below. The effect of the cost share payment adjustment was a decrease in net income of $25.8 million and $29.3 million for the three and nine months ended September 30, 2007, respectively. The effect of the cost share payment adjustment was a decrease in net earnings of $6.7 million and $14.9 million for three and nine months ended September 30, 2006.
     (2)  The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in an increase in income tax expense and its related tax liabilities due to the loss of pre-bankruptcy NOL carry-forwards from a change in control that occurred on November 16, 2004.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in 2007, due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007. The effect of this adjustment increased net income for the three and nine months ended September 30, 2007 by $1.0 million. This adjustment did not impact 2006.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, it increases operating cash flow and decreases investing cash flow by $13.2 and $17.6 million for the nine months ended September 30, 2006 and 2007, respectively.

     The restatement has the following impact on the following financial information as of December 31, 2006 and September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006.
   Increase (Decrease) by Periods (amounts in thousands except per share)
Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated
September 30, 2007
Deferred tax asset	$—	$56,717	$56,717
Other non-current assets	18,522	(6,963)	11,559
Total assets	746,559	49,754	796,313
Accounts payable and accrued expenses	23,335	(1,674)	21,661
Total current liabilities	95,545	(1,674)	93,871
Non-current income tax reserves	—	87,052	87,052
Total liabilities	529,961	85,378	615,339
Retained earnings (accumulated deficit)	26,354	(35,625)	(9,271)
Total stockholders’ equity	216,598	(35,624)	180,974
Total liabilities and stockholders’ equity	$746,559	$49,754	$796,313

	As Previously
	Reported	Adjustments		As Restated
December 31, 2006
Deferred tax asset	$—	$68,450		$68,450
Total assets	691,817	68,450		760,267
Current income taxes payable	—	1,064		1,064
Other current liabilities	1,989	(714)		1,275
Total current liabilities	95,780	349		96,129
Non-current income tax reserves	0	75,460		75,460
Total liabilities	528,699	75,809		604,508
Accumulated deficit	(25,588)	(7,359)		(32,947)
Total stockholders’ equity	163,118	(7,359)		155,759
Total liabilities and stockholders’ equity	$691,817	$68,450		$760,267

Consolidated Statement of Operations

	As Previously
	Reported	Adjustments		As Restated
Three Months Ended September 30, 2007
Direct expenses	$20,799	(1,674)		$19,125
Gross profit	32,951	1,674		34,625
Income from operations	63,151	(1,336	)(a)	61,815
Earnings before provision for income taxes	59,425	1,674		61,099
Provision for income taxes	683	26,432		27,115
Net earnings	58,742	(24,758)		33,984
Earnings per common share — basic	$3.34	(1.41)		$1.93
Earnings per common share — diluted	$2.67	(0.93)		$1.74

	As Previously
	Reported	Adjustments		As Restated
Three Months Ended September 30, 2006
Provision for income taxes	$0	6,697		$6,697
Net earnings	10,367	(6,697)		3,670
Earnings per common share — basic	$0.60	(0.39)		$0.21
Earnings per common share — diluted	$0.48	(0.28)		$0.20

(a)	Adjustments include reclassified of net gain on satellite insurance proceeds of $3.0 million below earnings from operations.

	As Previously
	Reported	Adjustments		As Restated
Nine Months Ended September 30, 2007
Direct expenses	$55,071	(1,674)		$53,397
Gross profit	83,729	1,674		85,403
Income from operations	63,898	(1,337	) (a)	62,561
Earnings before provision for income taxes	54,053	1,674		55,727
Provision for income taxes	2,111	29,940		32,051
Net earnings	51,942	(28,266)		23,676
Earnings per common share — basic	$2.96	(1.61)		$1.35
Earnings per common share — diluted	$2.38	(1.15)		$1.23

	As Previously
	Reported	Adjustments	As Restated
Nine Months Ended September 30, 2006
Provision for income taxes	$—	14,948	$14,948
Net earnings	17,153	(14,948)	2,205
Earnings per common share — basic	$0.98	(0.85)	$0.13
Earnings per common share — diluted	$0.80	(0.68)	$0.12

(a)	Adjustment includes reclassified of net gain on satellite insurance proceeds of $3.0 million below earnings from operations.
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
Revenue Recognition
     The Company’s principal source of revenue is the sale of satellite imagery to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise, we record revenues based on the delivery of imagery to our customer. Deferred revenue represents receipts in advance of the delivery of imagery and are generally recognized as current liabilities. We also derive revenues from maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.
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

     For contracts consisting of multiple elements, the Company identifies these elements and considers whether the delivered item,(s) has value to the customer on a standalone basis, whether there is objective and reliable evidence of the fair value of the undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), delivery of performance of the undelivered item(s) considered probable and substantially in the Company’s control.
     Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence, such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.
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

(4) NextView Contract
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
     In September 2007, the Company secured $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company will be approximately $41.4 million and will be capitalized as part of the satellite’s cost and depreciated over its estimated seven-year life. In October 2007, the Company paid $2.2 million of the insurance premium.

(5) Loss of OrbView-3 Satellite
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
(6) Acquisition and Investment Activities
     On March 15, 2007, our subsidiary, ORBIMAGE SI Opco, Inc. (“Opco”), acquired MJ Harden Associates, Inc. from General Electric Company through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both aerial and digital LiDAR imagery and geospatial information solutions. With this acquisition, GeoEye now has access to MJ Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas and has approximately 60 employees.
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

(7) Other Comprehensive Income
     For the three and nine months ended September 30, 2007, there were no material differences between net income as reported and comprehensive income.
(8) Earnings per Common Share
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(As restated)	(As restated)	(As restated)	(As restated)
Numerator for basic and diluted earnings per common share:
Restated earnings available to common stockholders	$33,984	$3,670	$23,676	$2,205

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,588,910	17,422,601	17,548,966	17,415,815
Dilutive effect of warrants, restricted stock and stock options
Dilutive effect of warrants	1,729,678	838,869	1,581,121	847,078
Dilutive effect of stock options	195,692	76,846	143,142	88,891
Dilutive effect of restricted stock units	—	—	—	—
Dilutive effect of director stock units	46,684	52	19,044	52
Average number of common shares outstanding for diluted computations	19,560,964	18,338,368	19,292,273	18,351,836
Earnings per common share — basic (a)	$1.93	$0.21	$1.35	$0.13
Earnings per common share — diluted (a)	$1.74	$0.20	$1.23	$0.12

(a) - refer to Note 2 to the Condensed Consolidated Financial Statements for the impact of the restatement on earnings per common share.

(9) Long-Term Debt
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
(10) Income Taxes
     The Company recorded a provision for income taxes of $27.1 million for the third quarter of 2007 and $32.1 million for the nine months ended September 30, 2007. The Company recorded a provision for income taxes of $6.7 million for the third quarter of 2006 and $14.9 million for the nine months ended September 30, 2006. The tax provision was calculated using the Company’s estimated effective tax rate of 38.6% for 2007 and 36.9% for 2006 prior to the application of penalties and interest related to the cost-share payments.
     The Company recently completed a detailed study analyzing its tax accounting methods, and the Company discovered that it had not correctly included in taxable income the $194 million cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods. These penalties and interest amount to $8.2 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007. As a subsequent event, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. This new accounting method for cost-share payments is to recognize the payments for tax purposes at the time the Company is entitled to receive them. As a result of the Company’s application filed with the IRS, payments for the past due amounts will be made over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed.
     Also as a result of the filing, management expects that the financial impact of these corrections for tax interest and penalties will be reversed in the third quarter of 2008. That reversal will result in a $22.0 million increase of net income for the third quarter of 2008 and includes cumulative interest and penalties through September 30, 2007.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has elected to record the interest and penalties associated with the uncertain tax position within the provision for income tax expense.
FIN 48 Reserves for Uncertain Tax Positions

Balance at January 1, 2007		$63,954
Increases related to current year tax position	1,074

Balance at September 30, 2007		65,028

     Prior to the adoption of FIN 48, the Company had established reserves for the uncertain tax position in accordance with Financing Accounting Standards Board Statement No. 5, “Accounting for Contingencies” (“FAS 5”). Accordingly, upon the adoption of FIN 48, these FAS 5 accruals of $64.0 million for taxes and $11.5 million for interest and penalties were comprehended as part of the FIN 48 reserves.
     The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in an increase in income tax expense and its related tax liabilities due to the loss of pre-bankruptcy NOL carry-forwards from a change in control that occurred on November 16, 2004.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. tax examinations for years before 2004. State jurisdictions that remain subject to the examination range of 2004 to 2007 are Colorado and Virginia. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
(11) Stock Incentive Plans
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 8 to 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.6 million in the third quarter of 2007 and $1.7 million for the 2007 year to date period, which reduced earnings per basic and diluted share for the three months ended September 30, 2007 by $0.03 and reduced earning per basic share by $0.10 and diluted earnings per share by $0.09 for the nine months ended September 30, 2007. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Volatility	51.34% - 52.35%	62.50%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.65% - 4.66%	3.70% - 4.70%
Expected average life	5.25 years - 6.24 years	5.50 years - 6.33 years
Exercise price per option	$18.00 - $20.24	$10.00 - $15.00
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

     The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.0 million and $0, respectively. No options vested during the three months ended September 30, 2007.

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

(12) Industry Segments and Major Customers
     The Company operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these industry segments is reconciled to the corresponding consolidated amount.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales
Imagery	$44,947	$32,349	$110,153	$86,194
Production and Other Services	8,803	11,182	28,647	22,737

Total net sales	$53,750	$43,531	$138,800	$108,931

Operating profit
Imagery
Satellite insurance proceeds	$36,053	$—	$—	$—
Other operating profit	24,339	10,062	52,262	19,241

Total Imagery	60,392	10,062	52,262	19,241
Production and Other Services	1,423	6,682	10,299	10,818

Total operating profit	$61,815	$16,744	$62,561	$30,059

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
(13) Financial Information of Guarantor Subsidiary
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
     Adjustments noted in Note 2 affect the Parent statement of operations, balance sheet and cash flow for the cost share payment tax liabilities and the non-guarantor statements for direct expenses as stated in Note 2. The effective tax rate impact was updated to the Parent and subsidiaries upon these restatements. The reclassifications in the Statement of Cash Flows impact only the guarantor subsidiaries.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007
(As Restated)
(Unaudited; in thousands)

	Unconsolidated
			Guarantor	Non-Guarantor
	Parent		Subsidiary	Subsidiaries		Eliminations		Consolidated
Revenues	$—		$29,727	$43,473		$(19,450)		$53,750
Direct expenses	—		22,508	16,067		(19,450)		19,125

Gross profit	—		7,219	27,406		—		34,625
Selling, general and administrative expenses	—		4,761	4,102		—		8,863
Satellite insurance proceeds	—		(36,053)	—		—		(36,053)

Income from operations	—		38,511	23,304		—		61,815
Net gain on satellite insurance proceeds	—		(3,010)	—		—		(3,010)
Interest expense (income), net	2,938		(1,178)	(132)		—		1,628
Unrealized gain on derivative instrument	2,098		—	—		—		2,098
Equity in earnings of subsidiaries	(37,074)		—	—		37,074		—

Income (loss) before provision for income taxes	32,038		42,699	23,436		(37,074)		61,099
Provision (benefit) for income taxes	(1,946	) (a)	20,005 (a)	9,056	(a)	—		27,115

Net income (loss)	$33,984	(a)	$22,694 (a)	$14,380	(a)	$(37,074	) (a)	$33,984

(a)	The provisions for income tax have been adjusted by $(2,629), $20,005 and $9,056 for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(24,758), ($20,005), $(7,382), and $27,387 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006
(As Restated)
(Unaudited; in thousands)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
Revenues	$—		$11,502		$32,231		$(202)		$43,531
Direct expenses	—		9,176		11,244		(202)		20,218

Gross profit	—		2,326		20,987		—		23,313
Selling, general and administrative expenses	—		3,302		3,267		—		6,569

Income (loss) from operations	—		(976)		17,720		—		16,744
Interest expense (income), net	4,041		(1,560)		1,624		—		4,105
Unrealized loss on derivative instrument	2,272		—		—		—		2,272
Equity in earnings of subsidiaries	(7,656)		—		—		7,656		—

Income before provision for income taxes	1,343		584		16,096		(7,656)		10,367
Provision (benefit) for income taxes	(2,327	) (a)	3,089	(a)	5,935	(a)	—		6,697

Net (loss) income	$3,670	(a)	$(2,505	) (a)	$10,161	(a)	$(7,656	) (a)	$3,670

(a)	The provision for income taxes was adjusted by $(2,327), $3,089 and $5,935 for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(6,697), $(3,089), $(5,935) and $9,024 for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007
(As Restated)
(Unaudited; in thousands)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
Revenues	$—		$72,934		$111,312		$(45,446)		$138,800
Direct expenses	—		60,831		38,012		(45,446)		53,397

Gross profit	—		12,103		73,300		—		85,403
Selling, general and administrative expenses	—		8,725		14,117		—		22,842

Income from operations	—		3,378		59,183		—		62,561
Net gain on satellite insurance proceeds	—		(3,010)		—		—		(3,010)
Interest expense (income), net	9,259		(3,535)		1,023		—		6,747
Unrealized loss on derivative instrument	3,097		—		—		—		3,097
Equity in earnings of subsidiaries	(31,258)		—		—		31,258		—

Income (loss) before provision for income taxes	18,902		9,923		58,160		(31,258)		55,727
Provision (benefit) for income taxes	(4,774	) (a)	14,352	(a)	22,473	(a)	—		32,051

Net income (loss)	$23,676	(a)	$(4,429	) (a)	$35,687	(a)	$(31,258	) (a)	$23,676

(a)	The provision for income taxes was adjusted by $(6,371), $14,351 and $21,959 for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(28,266), $(14,352), $(20,285), and $34,637 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006
(As Restated)
(Unaudited; in thousands)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries		Eliminations	Consolidated
Revenues	$—	$29,689	$79,476		$(234)	$108,931
Direct expenses	—	28,185	32,882		(234)	60,833

Gross profit	—	1,504	46,594		—	48,098
Selling, general and administrative expenses	—	9,624	8,415		—	18,039

Income (loss) from operations	—	(8,120)	38,179		—	30,059
Interest expense (income), net	14,273	(4,521)	5,209		—	14,961
Unrealized gain on derivative instrument	(2,055)	—	—		—	(2,055)
Equity in earnings of subsidiaries	(9,919)	—	—		9,919	—

Income (loss) before provision for income taxes	(2,299)	(3,599)	32,970		(9,919)	17,153
Provision for income taxes	(4,504)	7,296 (a)	12,156	(a)	—	14,948

Net income (loss)	$2,205	$(10,895)	$20,814		$(9,919)	$2,205

(a)	The provision for income taxes was adjusted by $(4,504), $(7,296) and $12,156 for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively.

GEOEYE, INC.
Condensed Consolidating Balance Sheet
September 30, 2007
(As Restated)
(Unaudited; in thousands)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,216		$121,507		$69,576		$—		$229,299
Receivables, net	—		14,750		23,098		—		37,848
Other current assets	1,674		289		4,944		—		6,907
Amounts due from related parties	129,796		—		39,299		(169,095)		—

Total current assets	169,686		136,546		136,917		(169,095)		274,054
Property, plant and equipment, net	—		67,737		13,768		—		81,505
Satellites and related rights, net	—		319,250		2,863		—		322,113
Investment in subsidiaries	258,003		—		—		(258,003)		—
Goodwill	—		28,490		4,122		—		32,612
Intangible assets	—		113		17,640		—		17,753
Other non-current assets	9,482		77		2,000		—		11,559
Deferred tax asset	—		56,717		—		—		56,717

Total assets	$437,171	(a)	$608,930	(a)	$177,310	(a)	$(427,098	) (a)	$796,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$10,579		$11,082		—		$21,661
Amounts payable to related parties	—		79,643		89,452		(169,095)		—
Amounts payable to subcontractors	—		48,888		—		—		48,888
Accrued interest payable	8,698		—		—		—		8,698
Other payables	—		—		—		—		—
Current portion of deferred revenue	—		472		13,113		—		13,585
Income tax payable	—		—		—		—		—
Other current liabilities	889		—		150		—		1,039

Total current liabilities	9,587		139,582		113,797		(169,095)		93,871
Long-term debt	246,610		—		—		—		246,610
Non-current income tax reserve	—		87,052		—		—		87,052
Deferred revenue, net of current portion	—		187,281		—		—		187,281
Other non-current liabilities	—		525		—		—		525

Total liabilities	256,197	(a)	414,440	(a)	113,797	(a)	(169,095	) (a)	615,339
Stockholders’ equity	180,974	(a)	194,490	(a)	63,513	(a)	(258,003	) (a)	180,974

Total liabilities and stockholders’ equity	$437,171		$608,930		$177,310		$(427,098)		$796,313

(a)	Total assets were adjusted by $(35,624), $55,043, $0 and $30,335 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. Total liabilities were adjusted by $0, $122,952, $89,452 and $(127,026) for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. Total stockholders equity was adjusted by $(35,624), $(67,909), $(89,452) and $157,361 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively.

GEOEYE, INC.
Consolidating Balance Sheet
December 31, 2006
(As restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,056		$105,056		$39,572		$—		$199,684
Receivables, net	—		8,351		12,857		—		21,208
Other current assets	3		1,192		6,090		—		7,285
Amounts due from related parties	93,373		—		—		(93,373)		—

Total current assets	148,432		114,599		58,519		(93,373)		228,177
Property, plant and equipment, net	—		58,025		9,364		—		67,389
Satellites and related rights, net	—		322,952		5,725		—		328,677
Investment in subsidiaries	250,720		—		—		(250,720)		—
Goodwill	—		28,490		—		—		28,490
Intangible assets	—		178		18,216		—		18,394
Other non-current assets	20,481		209		—		—		20,690
Deferred tax asset	—		68,450		—		—		68,450

Total assets	$419,633	(a)	$592,903	(a)	$91,824	(a)	$(344,093	) (a)	$760,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$11,692		$9,076		$—		$20,768
Amounts payable to related parties	—		61,373		31,999		(93,372)		—
Amounts payable to subcontractors	—		32,721		—		—		32,721
Accrued interest payable	17,292		—		66		—		17,358
Current portion of long term debt	—		—		15,146		—		15,146
Current portion of deferred revenue	—		293		7,504		—		7,797
Income tax payable	—		1,064		—		—		1,064
Other current liabilities	507		561		207		—		1,275

Total current liabilities	17,799		107,704		63,998		(93,372)		96,129
Long-term debt	246,075		—		—		—		246,075
Deferred revenue, net of current portion	—		184,481		—		—		184,481
Non-current income tax reserve	—		75,460		—		—		75,460
Other non-current liabilities	—		2,363		—		—		2,363

Total liabilities	263,874	(a)	370,008	(a)	63,998	(a)	(93,372	) (a)	604,508
Stockholders’ equity	155,759	(a)	222,895	(a)	27,826	(a)	(250,721	) (a)	155,759

Total liabilities and stockholders’ equity	419,633		592,903		91,824		(344,093)		760,267

(a)	Total assets were adjusted by $(7,359), $68,450, $0 and $7,359 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. Total liabilities were adjusted by $0, $98,030, $16,044 and $(38,265) for the parent, guarantor subsidiary, and non-guarantor subsidiaries and eliminations, respectively. Total stockholders equity was adjusted by $(7,359), $(29,580), $(16,044) and $45,624 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007
(Unaudited; in thousands)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,200)	$12,817	$60,681	$—	$56,298
Cash flows from investing activities:
Capital expenditures	—	(36,366)	(5,207)	—	(41,573)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payment for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)

Net cash provided by (used in) investing activities	—	3,634	(15,234)	—	(11,600)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	360	—	—	—	360

Net cash provided by (used in) financing activities	360	—	(15,443)	—	(15,083)

Net increase (decrease) in cash and cash equivalents	(16,840)	16,451	30,004	—	29,615
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$38,216	$121,507	$69,576	$—	$229,299

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006
(Unaudited; in thousands)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$1,564	$41,611	$34,768	$—	$77,943
Cash flows from investing activities:
Capital expenditures	—	(103,282)	(823)	—	(104,105)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(103,282)	(29,523)	—	(132,805)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(17,796)	—	(17,796)
Long-term debt repayment and issuance costs	—	—	(5,644)	—	(5,644)
Issuance of common stock	62	—	—	—	62
Equity issuance costs	(26)	—	—	—	(26)

Net cash provided by financing activities	36	—	26,560	—	26,596

Net increase (decrease) in cash and cash equivalents	1,600	(61,671)	31,805	—	(28,266)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$54,437	$111,996	$31,805	$—	$198,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements for the quarter ended September 30, 2007, the years ended December 31, 2005, 2006 and 2007 and quarterly information for such periods, and the quarter ended March 31, 2008 for the following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as in the liquidity section.
     (2) The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. The decrease in income tax expense related to the NOL issue is offset by the income tax expense associated with the cost share payments as described in (1) above.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, it increases operating cash flow and decreases investing cash flow by $13.2 and $17.6 million for the nine months ended September 30, 2006 and 2007, respectively.
      For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 in the Consolidated Financial Statements. All amounts in the Form 10-Q/A affected by the restatement adjustments reflect such amounts restated.
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

RESULTS OF OPERATIONS
     Revenues. Total revenues for the Company were $53.8 million and $43.5 million for the three months ended September 30, 2007 and 2006, respectively, and $138.8 million and $108.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increases for both periods were mostly attributable to an increase in deliveries of imagery and production services under contracts with NGA of $13.1 million for the third quarter and $31.2 million for the nine month period. The remaining variance is attributable to increases and decreases across the Company’s other businesses, namely the inclusion of the operations of MJ Harden Associates, Inc., which was acquired in March 2007, offset by the absence of revenue generated from the OrbView-3 satellite, which suffered an anomaly during the first quarter of 2007 and was deemed to be permanently impaired.
     Direct Expenses. Direct expenses include the costs of operating and depreciating the Company’s satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses were $19.1 million and $20.2 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, direct expenses were $53.4 million and $60.8 million respectively. The $1.1 million decrease in direct expenses for the third quarter of 2007 primarily resulted from an $0.6 million increase in expenditures associated with the purchase of imagery to satisfy contractual requirements and the additional direct operational expenses associated with the acquisition of MJ Harden, offset by a reduction in depreciation expense as a result of the OrbView-3 satellite write-off during March 2007 for the three months ended September 30, 2007 and a $1.7 million correction which reduced purchased imagery costs, as referred to in Note 2.
     The $7.4 million decrease in direct expenses for the nine months ended September 30, 2007 was the result of the absence of $11.2 million of depreciation expense associated with the OrbView-3 satellite offset by the additional direct operational expenses associated with the acquisition of MJ Harden.
      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $8.9 million and $6.6 million for the three months ended September 30, 2007 and 2006, respectively, and were $22.8 million and $18.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in both periods was attributable to the incurrence of additional SG&A expenses associated with the acquisition of MJ Harden operations, increases in headcount from the prior year, and increased stock-based compensation expense over the prior year.
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
      Provision for Income Taxes. The Company recorded a provision for income taxes of $27.1 million for the third quarter of 2007 and $32.1 million for the nine months ended September 30, 2007. The tax provision was calculated using the Company’s estimated effective tax rate of 38.6% prior to the application interest and penalties related to the cost-share payments. The Company recorded a provision for income taxes of $6.7 million for the third quarter of 2006 and $14.9 million for the nine months ended September 30, 2006 using an effective tax rate of 36.9% prior to the application of interest and penalties.
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
LIQUIDITY AND CAPITAL RESOURCES
     We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, and that our cash balances and the reserve under the NextView program are more than sufficient to sustain the program through the launch of the GeoEye-1 satellite. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.
     Net cash provided by operating activities was $56.3 million for the nine months ended September 30, 2007 and $77.9 million for the nine months ended September 30, 2006.
     Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2007. Net cash used in investing activities was $132.8 million for the nine months ended September 30, 2006. Capital expenditures decreased by $62.5 million in 2007 compared to the similar period in 2006 due to lower cash outflows for the construction of GeoEye-1 and its related ground system assets in accordance with the construction schedule. During 2007, the Company received $40.0 million of proceeds from insurance for the loss of the OrbView-3 satellite. In addition, during 2007, the Company completed its acquisition of MJ Harden, acquired a 4.9 percent ownership interest in SPADAC Inc., and invested in a strategic partnership with the East-Dawn Group in China, while in 2006 the Company completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement and paid the sellers approximately $43.0 million. The acquisition of Space Imaging was funded with a combination of (i) the issuance of $50 million of indebtedness under the SI Credit Agreement; (ii) debt repayment made by Space Imaging prior to the closing; and (iii) cash of Space Imaging LLC acquired in the acquisition. Related cash outflows for the purchase were offset by $14.5 million of cash acquired from Space Imaging.

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
     On September 30, 2007, the Company had $229.3 million of cash and cash equivalents from its combined operations which includes the $40 million of OrbView-3 insurance proceeds that we have offered to tender to our note holders. At that date, our total long-term debt consisted of $246.6 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.4 million. The Company entered into an interest rate swap agreement in conjunction with the issuance of the Notes. With this swap agreement, our entire long-term debt portfolio effectively bears interest at fixed rates. Our debt to capital ratio (debt/debt plus equity), net of unamortized discounts, was approximately 53 percent at September 30, 2007 as compared to 62 percent at December 31, 2006. Our stockholders’ equity was $180.9 million at September 30, 2007.
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
     The Company has reevaluated its tax accounting method for the cost share payments received from NGA for the design, construction and commissioning of GE-1. Originally, the Company believed it was appropriate to recognize for tax purposes the cost-share payments over a 7-year period following the commissioning of GE-1, which is the method that will be used to recognize the cost-share payments for financial reporting purposes. Upon reevaluation, however, the Company has determined that these payments should have been recognized, for tax purposes, as income in the year that the Company was entitled to receive them. After this determination, on August 8, 2008 the Company made an application with the IRS on August 8, 2008 to change its accounting method for these payments and will now recognize the payments, for tax purposes, over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed. This will result in higher than previously anticipated taxable income in the four year period starting with 2008 but should be offset by the accelerated depreciation of GE-1 in those same years, upon successful launch and operation. The related liability already was placed on the balance sheet with a corresponding offset to a deferred tax asset.
     The amount of actual income taxes we will pay over the next four years will be based on the calculations of our annual taxable income, which will include three primary components: 1) for 2008, the recognition into taxable income of the cost share payments involved in 2008; 2) for each year 2008 to 2011, the recognition into taxable income of 25 percent of the prior cost share payments; and 3) our other taxable income from operations after taking into account associated expenses including accelerated depreciation for tax purposes. Because of the significant tax deductions that are anticipated over the next few years starting in 2008 from the accelerated tax depreciation of GeoEye-1, we believe that the tax deductions for depreciation will negate the effect of the increase in taxable income from the cost share payments.
     In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.

CRITICAL ACCOUNTING POLICIES
     The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q/A, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     During the quarter ended September 30, 2007, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently in the process of assessing the impact that the adoption of this statement will have on its consolidated financial position and results of operations when it becomes effective in 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation, because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate swap to mitigate its interest rate exposure with respect to the $250 million of Floating Rate Notes.
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
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. After giving effect to the restatements referred to above, and subject to the statements below regarding the company’s inability to maintain effective controls over income tax reporting, the Company’s management has concluded that the financial statements included in this Form 10-Q/A, fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In connection with the preparation of our Annual Report on Form 10-K for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, our management, in consultation with the Board of Directors, concluded that the Company did not maintain effective controls over the income tax reporting under SFAS No. 109, “Accounting for Income Taxes,” in 2007 with regard to the calculation of the provision for income taxes and utilization of net operating loss (“NOL”) carryforwards, including the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and the cost-share payments, and the review of accrual reconciliation costs associated with purchased imagery from affiliates.
     During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382. This reassessment resulted in the loss of pre-reorganization NOLs to offset current taxable income as a result of a November 16, 2004 change in control. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the quarter ended September 30, 2007 and the years ended December 31, 2007, 2006 and 2005, respectively, to correct income tax expense.
     Subsequent to April 2, 2008, the Company identified a material misstatement in its annual and quarterly financial statements for 2005, 2006 and 2007, requiring restatement of these financial statements. In July, the Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company identified a control failure from the lack of tax expertise and must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet.
     In addition, the Company failed to maintain effective controls to review and reconcile the expenses and related liability accounts associated with purchased imagery sales. As a result and in connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of third party purchased imagery costs associated with imagery sales in 2007.
     Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the assessment performed and the material weaknesses noted, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2008.

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

GeoEye, Inc.

(Registrant)

Date: September 5, 2008	by:	/s/ MATTHEW M. O’CONNELL

Matthew M. O’Connell
President and Chief Executive Officer

	by:	/s/ HENRY E. DUBOIS

Henry E. Dubois
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)