Form 10-K/A
period 2007-12-31
GeoEye, Inc.
filed 2008-09-05
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 001-33015
GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State of other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

21700 Atlantic Blvd	20166
Dulles, VA	(Zip Code)
(Address of principal executive office)
Registrant’s telephone number, including area code:
(703) 480-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	The NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of GeoEye, Inc.’s 2008 Definitive Proxy Statement are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE
Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements for the years ended December 31, 2005, 2006 and 2007 and quarterly information for such periods, for the following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net earnings for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as described in the liquidity section. The net impact of the cost share payments is shown for each period in the table below in the adjustment to income tax reserve and liability accounts and the provision for income taxes.
     The effect of the cost share payment adjustment was: an increase in net earnings in 2005 of $9.9 million, due to the elimination of valuation allowance for net operating losses (“NOL”) which did not exist after 2004 from the taxable income recognized from these cost share payments; a decrease in net earnings of $19.7 million for 2006 due to $11.5 million in interest and penalties and $8.2 million of valuation allowance elimination due to NOLs which did not exist after 2004 from the taxable income recognized from these cost share payments; and $13.5 million decrease in net earnings for the year ended 2007 related to $14 million in interest and penalties, offset by $0.5 million in a true up of the tax provision rate. The cumulative impact to the opening accumulated deficit as of January 1, 2005 was an increase of $2.5 million, which was a result of the valuation allowance elimination for the loss of NOL carryforwards. This also decreased earnings per share by an additional $0.34, in 2004.
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
     (3) In connection with an internal review, the Company identified a decrease in direct expenses of $3.0 million ($1.8 million net of taxes) in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007.
     For accounting purposes the first reason for the restatement is called an uncertain tax position. The Company filed an application for change in method of accounting with the IRS on August 8, 2008. As a result of the application filed with the IRS, as of the date of this filing, management believes the uncertain tax positions had been resolved. Management expects the financial impacts of the FIN 48 corrections will be reversed in the third quarter of 2008. Reversal of the tax expense in the third quarter of 2008 is expected to cause an increase in net income by $29.5 million. Thus, while this restatement reduces net income in the periods referenced, the Company expects that net income in the third quarter of 2008 should increase by the aggregate amount of the reduction of the prior periods.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the change increases operating cash flow with offsetting decreases to investing cash flows of $5.9, $18.5, and $23.9 million in the years ending December 31, 2005, 2006 and 2007, respectively.
     As a result of these restatements, the impact on net earnings, diluted earnings per share and on the balance sheet for the years ended December 31, 2007, 2006 and 2005, respectively, are as follows:
     Increase (Decrease) by Periods (In thousands, except per share information)

	Net Income	Diluted EPS
	Adjustment	Adjustment
Adjustment to Net Earnings
Year Ended December 31, 2007	$(11,648)	$(0.59)
Year Ended December 31, 2006	(19,677)	(1.08)
Year Ended December 31, 2005	$9,852	$0.61
Consolidated Statement of Operations

	As Previously
	Reported	Adjustments	As Restated
For the Year Ended December 31, 2007
Direct expenses	$76,645	$(2,981)	$73,664
Gross profit	107,119	2,981	110,100
Earnings from operations	77,325	2,981	80,306
Earnings before provision for income taxes	69,981	2,981	72,962
Provision for income taxes	27,587	14,629	42,216
Net earnings	42,394	(11,648)	30,746
Earnings per common share — basic	2.41	(0.66)	1.75
Earnings per common share — diluted	$2.14	$(0.59)	$1.55

	As Previously
	Reported	Adjustments	As Restated
For the Year Ended December 31, 2006
Provision for income taxes	$714	$19,677	$20,391
Net earnings	23,406	(19,677)	3,729
Earnings per common share — basic	1.34	(1.13)	0.21
Earnings per common share — diluted	$1.28	$(1.08)	$0.20

	As Previously
	Reported	Adjustments	As Adjusted
For the Year Ended December 31, 2005
Provision for income taxes	$—	$(9,852)	$(9,852)
Net earnings/(loss)	(24,255)	9,852	(14,403)
(Loss) per common share — basic	(1.50)	0.61	(0.89)
(Loss) per common share — diluted	$(1.50)	$0.61	$(0.89)
Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated
As of December 31, 2007
Deferred tax asset	$—	$78,721	$78,721
Other non-current assets	20,329	(3,676)	16,653
Total assets	789,954	75,045	864,999
Accounts payable and accrued expenses	20,665	(2,981)	17,684
Current income taxes payable	—	32,911	32,911
Other current liabilities	28,960	(28,960)	—
Total current liabilities	132,383	970	133,353
Non-current income tax reserve	—	93,081	93,081
Long term debt	246,788	1	246,789
Total liabilities	573,031	94,052	667,083
Retained earnings (accumulated deficit)	16,806	(19,007)	(2,201)
Total stockholders’ equity	216,923	(19,007)	197,916
Total liabilities and stockholders’ equity	$789,954	$75,045	$864,999

	As Previously
	Reported	Adjustments	As Restated
As of December 31, 2006
Deferred tax asset	$—	$68,450	$68,450
Total assets	691,817	68,450	760,267
Current income taxes payable	—	1,064	1,064
Other current liabilities	1,989	(714)	1,275
Total current liabilities	95,780	349	96,129
Non-current income tax reserve	—	75,460	75,460
Total liabilities	528,699	75,809	604,508
Accumulated deficit	(25,588)	(7,359)	(32,947)
Total stockholders’ equity	163,118	(7,359)	155,759
Total liabilities and stockholders’ equity	$691,817	$68,450	$760,267
     For additional information relating to the effect of the restatement, see the following items:
•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures.

•	Item 15. Exhibits 23.1, 31.1, 31.2, 32.1, 32.2.
     Further, this Form 10-K/A does not reflect any other events occurring after April 2, 2008, the date we filed the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC since the filing date of the original Form 10-K, including our current reports on Form 8-K.

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
     We currently operate the IKONOS high resolution and OrbView-2 low-resolution satellites. IKONOS, which was launched in September 1999 and acquired by the Company in January 2006, supports a wide range of applications: defense, military planning, and intelligence; general mapping and charting; and civil and commercial applications such as agriculture, forestry, and environmental monitoring. IKONOS collects 0.82 meter resolution panchromatic (black and white) imagery and 3.2 meter resolution multi-spectral (color) imagery. IKONOS can take simultaneous panchromatic and multispectral imagery, allowing us to deliver “pan sharpened multispectral” imagery, which is in effect black and white imagery at 0.82-meter resolution to which color has been accurately added, yielding a colorized product at higher resolution. In addition, IKONOS can capture stereo images on the same pass, allowing us to provide digital elevation data. OrbView-2, launched in 1997, collects 1.0 kilometer resolution multi-spectral imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. Its coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing, environmental monitoring and naval operations. We also own and operate two airplanes with digital and light detection radar (LiDAR) cameras as result of our acquisition of MJ Harden and Associates in March 2007.
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
     With our recent acquisition of MJ Harden and their aerial and digital LiDAR imagery capture capability, we have expanded our photogrammetry services and added mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. This enables us to provide end-to-end aerial imagery and related value added solutions to our customers which include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas.
     We operate ground stations in Alaska, Colorado, Oklahoma, Virginia and West Virginia and have remote access to a ground station in Sweden. In addition, once GeoEye-1 is launched, we will have access to two additional ground stations, one in Norway and the other in Antarctica.

     We currently operate in two industry segments: (1) Imagery; and (2) Production and Other Services. The business segments have been organized based on the nature of the products and services offered. The Imagery segment provides image-derived geospatial intelligence to commercial businesses and governmental organization. The Production and Other Services segment provides advanced image processing and photogrammetry, the acquired MJ Harden operations and our SeaStar fishing information products and services.
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
     On March 15, 2007, we acquired MJ Harden through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition, GeoEye now has access to MJ Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities and oil and gas pipeline companies, engineering companies, developers and federal, state and local government agencies, among others.
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
Corporate Structure
     The Company was organized as a Delaware corporation as ORBIMAGE Holdings, Inc. on April 4, 2005 to enable its predecessor registrant and now its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. ORBIMAGE, Inc. had been established on December 31, 2003 in conjunction with Orbital Imaging Corporation’s reorganization and emergence from Chapter 11 bankruptcy. Effective June 21, 2005, the Company reorganized into a holding company structure, effected by a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”). As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of the Company, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
     In connection with the Merger, the Company assumed ORBIMAGE Inc.’s obligations under its stock incentive plans. In addition, the Company assumed ORBIMAGE Inc.’s obligations under the Warrant Agreement dated March 14, 2005 and the warrant certificates issued thereunder. Outstanding options and warrants to purchase ORBIMAGE Inc.’s common stock were automatically converted into options and warrants to purchase an equal number of shares of the Company’s common stock at the same exercise price. The Company also assumed ORBIMAGE Inc.’s registration obligations under its various registration rights agreements.
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
     We regard aerial imagery data as complementary to our satellite data, and we expanded our product line in 2007 to distribute aerial data. The MJ Harden acquisition described above exemplifies our intent to expand into aerial imagery products and services.
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
OrbView-2
     The OrbView-2 satellite was launched in August 1997. OrbView-2 collects low-resolution digital imagery of the Earth’s surface (land and oceans). OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Service(TM). We also provide OrbView-2 imagery to researchers and U.S. Government agencies for scientific and environmental applications. There can be no assurance that U.S. Government agencies will renew their contracts beyond their current terms. Notwithstanding the ongoing successful operation of OrbView-2, we can offer no assurance that OrbView-2 will maintain its prescribed orbit or remain commercially operational past its design life. Should OrbView-2 become inoperable, we have access to similar imagery data that would allow us to continue providing data to our Sea Star Fishing Information Service customers, although we could no longer supply OrbView-2 imagery to researchers and US Government agencies.
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
     We currently have DoC licenses for all of our satellites, including GeoEye-1. The DoC licenses for our satellites are valid through the operational lifetime of each high-resolution satellite. We expect to satisfy the terms of each of the DoC licenses for our satellites and to maintain the regulatory licenses and approvals necessary for their ongoing operations. Our licenses do not allow us to disseminate imagery of the state of Israel that has better resolution than that generally available in the market (not including U.S. providers subject to the same restriction). Currently, this prevents us from providing imagery of Israel that has resolution of less than 1.8 meters. Current restrictions placed on satellite imagery providers also prevent dissemination to anyone other than the U.S. Government of panchromatic imagery with a resolution of less than 0.5 meters or multispectral imagery of less than 2.0 meters.
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
     In January 2006, the FCC granted us a license for GeoEye-1 which is subject to the completion of certain milestones in the construction, launch and placing into service of GeoEye-1 by certain dates. GeoEye has successfully completed all milestones under the license except for launch and commencement of operations. The deadline for the license is July 2010, and we are on track to commence operation this year. The license to operate GeoEye-1 will expire fifteen years from the date the satellite is successfully placed into orbit. The FCC has also authorized modifications to the licenses mentioned above for ground stations in Dulles, Virginia and Point Barrow, Alaska to provide communications with Geo-Eye-1 in addition to OrbView-3. In addition, we are leasing additional ground stations in Tromso, Norway and in Antarctica to provide additional communication capabilities with GeoEye-1.
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
Special Note Regarding Forward-Looking Statements
     All statements other than those of historical facts included in this Form 10-K, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including the risks set forth below, and are based on our current expectations and projections about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K/A to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.
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

	Market Prices (Low High)	Market Prices (Low High)
Quarter	2007	2006
First	$15.89-$19.98	N/A
Second	$17.50-$24.37	N/A
Third	$17.00-$25.99	$14.93-$16.10
Fourth	$24.50-$36.44	$15.51-$22.00
Year	$15.89-$36.44	$14.93-$22.00

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
(PERFORMANCE GRAPH)
ASSUMES $100 INVESTED ON JAN. 13, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	1/13/04	12/31/04	12/31/05	12/31/06	12/31/07
GeoEye, Inc.	100.00	91.36	54.07	95.56	166.17
Peer Group Index	100.00	106.93	107.85	123.75	108.51
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29
     Pursuant to SEC Rules, the foregoing Performance Graph is not “soliciting material”, is not deemed filed with the Commission and is not incorporated by reference with the Company’s Annual Report on Form 10-K/A, whether made before or after the date hereof and irrespective of any general incorporation language in such report.

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
     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth in the tables below has been derived from the audited consolidated financial statements of the Company and includes restated financial information for 2007, 2006, and 2005 (see Note 2 -Restatement of Consolidated Financial Statements, Notes to Consolidated Financial Statements included herein):

		Successor			Predecessor
		Company			Company
	2007	2006	2005	2004	2003
	As restated	As restated	As restated	As restated
				Unaudited
Statement of Operations Data:
Revenues	$183,764	$151,168	$40,702	$31,020	$9,219
Direct expenses	73,664	82,837	38,116	33,754	10,697
Gross profit (loss)	110,100	68,331	2,586	(2,734)	(1,478)
Selling, general and administrative expenses	29,794	25,103	12,341	11,746	4,744
Asset losses and impairment charges	—	—	—	—	18,205
Earnings (loss) from operations	80,306	43,228	(9,755)	(14,480)	(24,427)
Net gain on satellite insurance proceeds	(3,010)	—	—	—	—
Interest expense, net(1)	7,276	21,744	14,083	10,259	1,303
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)	—	—
Loss from early extinguishment of debt	—	—	2,758	—	—
Reorganization items, net(2)	—	—	—	—	110,019
Earnings (loss) before provision for income taxes	72,962	24,120	(24,255)	(24,739)	84,289
Provision for income taxes	42,216	20,391	(9,852)	(2,466)	—
Net earnings (loss)	30,746	3,729	(14,403)	(22,273)	84,289
Earnings (loss) per diluted share	1.55	0.20	(0.89)	(3.42)	1.73
Other Data:
Cash flows from operating activities	78,139	120,771	131,381	27,500	(2,987)
Cash flows from investing activities	(37,392)	(157,396)	(185,448)	(3,530)	(9,118)
Cash flows from financing activities	(6,107)	9,805	220,006	22,190	20,217
Capital expenditures	(67,365)	(128,696)	(177,607)	(3,530)	(21,402)
Depreciation and amortization expense	12,972	28,347	23,191	21,923	3,356
Interest paid in kind(3)	—	—	—	11,903	1,403

			Successor Company
			December 31,
	2007	2006	2005	2004	2003
	(In thousands)
	As restated	As restated	As restated	As restated
				Unaudited
Balance sheet data:
Cash and cash equivalents	$234,324	$199,684	$226,504	$60,565	$14,405
Total assets	864,999	760,267	616,215	258,641	153,319
Current liabilities	133,353	96,129	44,893	51,283	5,394
Long-term debt	246,789	246,075	245,361	85,018	73,115
Non-current income tax reserve	93,081	75,460	42,914	2,009	—
Deferred revenue — NextView program(4)	193,860	184,481	129,625	24,491	—
Stockholders’ equity	197,916	155,759	149,215	88,354	74,810

(1)	Excludes contractual interest of $26,156 in 2003

(2)	Reorganization items include the following components:

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
Restatement of Financial Statements
     GeoEye, Inc. (the “Company”) is restating herein its historical financial data for the fiscal years ended December 31, 2004, 2005, 2006 and 2007 and quarterly information for such periods that were previously filed with the Securities and Exchange Commission (the “SEC”) (collectively, the “Original Filings”). This information is being restated for following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. The effect of the cost share payment adjustment was an increase in net earnings in 2005 of $9.9 million and a decrease in net earnings of $19.7 and $13.5 million for the years ended 2006 and 2007 respectively. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the cumulative financial impact of these interest and penalties, which is $25.5 million as of December 31, 2007, will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as described in the liquidity section.

     (2) The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. The decrease in income tax expense related to the NOL issue is offset by the income tax expense associated with the cost share payments described in (1) above.
     (3) In connection with an internal review, the Company identified a $3.0 million decrease in direct expenses in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the change increases operating cash flow with offsetting decreases to investing cash flows of $5.9, $18.5, and $23.9 million in the years ending December 31, 2005, 2006 and 2007, respectively.
     For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 and 12 to the consolidated financial statements. All amounts in this Annual Report on Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.
Overview
     GeoEye, Inc., a Delaware corporation (“GeoEye” or the “Company”), together with its consolidated subsidiaries, provides geospatial information, imagery and solutions for the national security community, strategic partners, resellers and commercial customers to help them better map, measure and monitor the world. We operate a constellation of Earth imaging satellites and mapping aircraft which collect process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions and have an international network of ground stations, a robust imagery archive, and advanced geospatial imagery processing capabilities. We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”) and we have a license to operate and control the OrbView-2 satellite. We acquired the mapping aircraft in March 2007 upon our purchase of MJ Harden & Associates, Inc. (“MJ Harden”). We also are constructing a next-generation high-resolution imagery satellite, which we have designated GeoEye-1. The launch of GeoEye-1 is planned to occur during 2008 from Vandenberg Air Force Base, California. Our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, we maintain image processing and production centers at our headquarters in Dulles, Virginia and our facilities in Thornton, Colorado and Mission, Kansas, as well as an advanced image processing and geospatial information technology development and production center in St. Louis, Missouri.
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
     Prior to the acquisition of the Space Imaging operating assets in 2006, we had incurred losses from operations since our inception. Our net income was $30.7 million in 2007 and $3.7 million in 2006. Management currently projects that the combined company will continue to generate earnings from operations in 2008.
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

     We continue to make progress toward launch of the GeoEye-1 satellite. In October 2007, Boeing indicated that, given their other launch commitments, our target launch date was April 16, 2008 from Vandenberg Air Force Base, California. However, on January 12, 2008, we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite on the date specified in the Launch Services Agreement between GeoEye and Boeing, set for a 30 day launch window commencing April 16, 2008. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008 from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. Shifts in launch dates frequently occur, and we continue to work toward the earliest possible launch date.
     We believe that when it is launched and placed into service, GeoEye-1 will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter resolution panchromatic (black and white) images, and 1.65 meter resolution multi-spectral (color) images, with the capability to take panchromatic images across up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or multi- spectral images across up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year.
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

     On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of digital aerial imagery and geospatial information solutions. With the acquisition, we now have access to MJ Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees. Our financial statements reflect the operations of MJ Harden from March 15, 2007.
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
     Prior to the Merger, the Company was a direct, wholly-owned subsidiary of ORBIMAGE Inc. Pursuant to the Merger, each issued and outstanding share of common stock of ORBIMAGE Inc. was converted into one share of common stock of the Company, and all of the issued and outstanding shares of the Company owned by ORBIMAGE Inc. were automatically canceled and retired. As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of the Company, evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of the Company. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. for SEC reporting purposes.
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
Results of Operations
     Revenues. Revenues for the years ended December 31, 2007, 2006 and 2005 were $183.8 million, $151.2 million and $40.7 million, respectively. The $32.6 million increase in 2007 was attributable to a $13.3 million increase in deliveries of production services under contracts with the U.S. Government (principally NGA) and a $10.4 million increase in imagery sales, most of which also was attributable to NGA. The U.S. Government is our largest customer, with 2007 revenues of approximately $100.5 million or 55 percent. The remaining variance is attributable to increases and decreases across the Company’s other businesses, namely the inclusion of the operations of MJ Harden Associates, Inc., which was acquired in March 2007.
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
     Direct Expenses. Direct expenses include the costs of operating and depreciating the satellites, aircraft and production facilities as well as the related costs associated with the company-owned and affiliate-owned ground stations. Labor expenses and depreciation represent the largest components of direct expenses. Direct expenses for the years ended December 31, 2007, 2006 and 2005 were $73.7 million, $82.8 million and $38.1 million, respectively. Of these amounts, total depreciation and amortization expense recorded in 2007, 2006 and 2005 was $13.0 million, $28.3 million and $23.2 million, respectively.
     The $9.1 million decrease in direct expenses in 2007 over 2006 is mainly attributable to the absence of depreciation expense associated with the OrbView-3 satellite. As discussed in further detail below, the OrbView-3 satellite experienced technical problems which affected its image quality and was declared permanently out of service in the first quarter of 2007. Consequently, the book value of the satellite and related ground station assets were written off in 2007, resulting in the absence of approximately $17.0 million of depreciation expense associated with those assets. As discussed below, we recorded an impairment charge of $36.1 million related to the loss of the satellite which was offset by the receipt of insurance proceeds. The remaining $7.9 million increase in direct expenses in 2007 is attributable mainly to volume increases in our production and other services businesses and additional Direct Expenses relating to our March 2007 acquisition of MJ Harden. This includes the $3.0 million reduction to purchased imagery costs identified in our restatement.
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
     Provision for Income Taxes. The Company recorded an income tax provision of $42.2 million for 2007 and $20.4 million for 2006. For 2005, the Company recorded an income tax benefit of $9.9 million. Based upon a revised effective tax rate of 38.6% for 2007 (57.9% inclusive of the $14.0 million of interest and penalties from our uncertain tax provision discussed below), the income tax provision increased $21.8 million over the 2006 tax provision. The 2006 effective tax rate was 36.9% (84.5% inclusive of the $11.5 million of interest and penalties from our uncertain tax position discussed below). For 2005, our effective tax rate was 40.7% (40.7% inclusive of the $8 thousand of interest and penalties from our uncertain tax position). The $30.3 million increase in 2006 over 2005 reflects the $11.5 million of interest and penalties recorded for the uncertain tax provision relating to the cost-share payments received from NGA. As of December 31, 2007, the Company has no NOL carryforwards remaining for utilization in 2008 or beyond.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. tax examinations for years before 2004. State jurisdictions that remain subject to the examination range of 2004 to 2007 are Colorado and Virginia. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recently completed a detailed study analyzing its tax accounting methods, and the Company discovered that it had not correctly included in taxable income the $194 million cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods. These penalties and interest amount to $8 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007 and $2.0 million in the first quarter and 2.0 million in the second quarter of 2008. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. This new accounting method for cost-share payments is to recognize the payments for tax purposes at the time the Company is entitled to receive them. As a result of the Company’s application filed with the IRS, payments for the past due amounts will be made over the next four years, starting in third quarter 2008, which is the standard practice when a company applies for a change in accounting method. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed.
     Also as a result of the filing, management expects that the cumulative financial impact of these corrections for tax interest and penalties will be reversed in the third quarter of 2008. That reversal will result in an increase in net income for the third quarter of 2008 of $29.5 million, which includes a cumulative effect of $25.5 million as of December 31, 2007, and $2.0 million of tax related expenses recorded in both the first quarter and the second quarter of 2008, respectively.
     The Company has completed its analysis of ownership change under Section 382, as well as similar state provisions, and concluded that GeoEye experienced an ownership change for Section 382 purposes on November 16, 2004, rather than on March 31, 2005 as reported on the 2007 Form 10-K/A. As a result of this in-depth study, the Company has fully utilized the $12.8 million Net Operating Losses (NOL) it generated during the period from November 16, 2004 to March 31, 2005. As of December 31, 2007, the Company has no NOL carryforwards remaining for utilization in 2008 or beyond.
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
Quarterly Impact of Restatements
      As a result of the restatements as discussed in Note 2, we recorded additional tax expenses and decreased direct expenses in our quarterly consolidated statements of operations. There was no impact on our previously reported revenue in any quarter. Our operating margins for our Imagery operating segment changed from the Original Filing for the third and fourth quarters of 2007 by $1.7 million and $1.3 million, respectively. We recorded all costs associated with the restatements as components of “Direct expenses” and “Provision for income taxes.”
Liquidity and Cash Flows
     We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, and that our cash balances and the reserve under the NextView program are more than sufficient to sustain the program through the launch of the GeoEye-1 satellite, which is currently planned for launch. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.
     Net cash provided by operating activities was $78.1 million in 2007, $120.8 million in 2006 and $131.4 million in 2005. In 2007, net income, after adjustments for non-cash items such as depreciation, amortization, unrealized loss on derivative instrument and stock compensation, was $43.0 million. Changes in working capital provided $17.5 million of cash, excluding a $17.6 million increase in the non-current income tax reserve, with most of that attributable to a $31.9 million increase in the current income tax payable, and a $9.4 million increase in deferred revenue offset by a $22.4 million increase in accounts receivable and a $3.1 million increase in accounts payable and accrued expenses. The increase in accounts receivable principally resulted from a $26.2 increase in amounts receivable from the U.S. Government. The deferred revenue balance principally represents milestone payments received from or invoiced to NGA for the NextView program through December 2007.
     In 2006, net income, after adjustments for non-cash items, was $21.3 million. Changes in working capital in 2006 provided cash of $66.9 million, excluding a $32.5 million increase in the non-current income tax reserve, which was primarily attributable to a $58.9 million increase in deferred revenue, which principally represents milestone payments received from NGA for the NextView program through December 2006, a $5.8 million increase in income tax payable, offset by an increase in other liabilities of approximately $6.1 million. In 2005, net loss, after adjustments for non-cash items, was $33.1 million. Changes in working capital provided cash of $121.6 million, excluding a $42.9 million increase in the non-current income tax reserve and was primarily attributable to a $103.5 million increase in deferred revenue, which represents milestone payments received from NGA for the NextView program through December 2005.
     The Company has reevaluated its tax accounting method for the cost share payments received from NGA for the design, construction and commissioning of GeoEye-1. Originally, the Company believed it was appropriate to recognize for tax purposes the cost-share payments over a 7-year period following the commissioning of GeoEye-1, which is the method that will be used to recognize the cost-share payments for financial reporting purposes. Upon reevaluation, however, the Company has determined that these payments should have been recognized, for tax purposes, as income in the year that the Company was entitled to receive them. After this determination, the Company made an application with the IRS on August 8, 2008 to change its accounting method for these payments and will now recognize the payments, for tax purposes, over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed. This will result in higher than previously anticipated taxable income in the four year period starting with 2008 but should be offset by the accelerated depreciation of GeoEye-1 in those same years, upon successful launch and operation. The related liability will be placed on the balance sheet with a corresponding offset to a deferred tax asset. The liability and the deferred tax asset will correspondingly decline over time to zero, as the timing differences diminish.
     The amount of actual income taxes we will pay over the next four years will be based on the calculations of our annual taxable income, which will include three primary components: 1) for 2008, the recognition into taxable income of the cost share payments invoiced in 2008; 2) for each year 2008 to 2011, the recognition into taxable income of one-fourth of the prior cost share payments; and 3) our other taxable income from operations after taking into account associated expenses including accelerated depreciation for tax purposes. Because of the significant tax deductions that are anticipated over the next few years starting in 2008 from the accelerated tax depreciation of GeoEye-l, we believe that the tax deductions for depreciation will negate the effect of the increase in taxable income from the cost share payments.
     Overall we have received $193.9 million of NextView milestone payments from NGA since the inception of the program. This amount represents all of the payments that were currently available under the milestone schedule. The remaining milestones are associated with the final testing, launch and commissioning of the GeoEye-1 satellite and total approximately $43.5 million.

     Investing activities used cash of $37.4 million in 2007, $157.4 million in 2006 and $185.4 million in 2005. Capital expenditures were $67.4 million in 2007, primarily associated with the NextView program. This amount includes $5.9 million of amounts payable to subcontractors at the end of 2006 which were paid in 2007, but does not include $32.7 million of 2007 capitalized NextView expenditures payable to subcontractors which will be paid in 2008. In addition, we spent approximately $10 million for the acquisition of MJ Harden and for the investments in SPADAC and East Dawn. These expenditures were offset by the receipt of $40 million of insurance proceeds in connection with the loss of the OrbView-3 satellite.
     In 2006, capital expenditures associated with the NextView program were approximately $128.7 million. This amount includes $30.0 million of amounts payable to subcontractors at the end of 2005 which were paid in 2006, but does not include $32.7 million of 2006 capitalized NextView expenditures payable to subcontractors which were to be paid in 2007. In 2006, the Company completed the acquisition of the Space Imaging assets, paid the sellers approximately $43.0 million and incurred $0.7 million of acquisition-related expenditures. The Company assumed Space Imaging LLC’s cash balance of $14.9 million at acquisition.
     In 2005, capital expenditures associated with the NextView program were approximately $177.6 million. This amount includes $47.5 million of amounts payable to subcontractors at the end of 2004 which were paid in 2005, but does not include $30.0 million of 2005 capitalized NextView expenditures payable to subcontractors which were paid in 2006. Cash used for investing activities in 2005 also includes an initial payment of $6.0 million for the purchase of Space Imaging and approximately $1.8 million of acquisition-related out-of-pocket expenditures.
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
     The FIN 48 tax positions were not included in our firm commitments as, although the new income tax accounting method for the NGA Cost Share Payments accelerates the recognition of these payments for income tax purposes, the amount of actual income taxes the Company will pay over the next four years will be based on the calculations of our annual taxable income, which will include three primary components: 1) for 2008, the recognition into taxable income of the cost share payments invoiced in 2008; 2) for each year 2008 to 2011, the recognition into taxable income of one-fourth of the prior cost share payments; and 3) other taxable income from operations after taking into account associated expenses including accelerated depreciation for tax purposes. Because of the significant tax deductions that are anticipated over the next few years starting in 2008 from the accelerated tax depreciation of GeoEye-1, the Company believes that the tax deductions for depreciation will negate the effect of the increase in taxable income from the cost share payments.
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
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA
     We have audited the accompanying consolidated balance sheets of GeoEye, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2007, 2006 and 2005 have been restated due to correction of errors involving income taxes, purchased imagery cost liability and cash flows.
     As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. As discussed in Note 12 to the Consolidated Financial Statement, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 2, 2008, except as to the effect of the additional material weaknesses which is dated September 5, 2008, expressed an adverse opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
April 2, 2008, except for the effects of the restatement discussed in Note 2 which are as of September 5, 2008

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share data)
	(As restated)	(As restated)	(As restated)
Revenues	$183,764	$151,168	$40,702
Direct expenses	73,664	82,837	38,116

Gross profit	110,100	68,331	2,586
Selling, general and administrative expenses	29,794	25,103	12,341

Earnings (loss) from operations	80,306	43,228	(9,755)
Net gain on satellite insurance proceeds	(3,010)	—	—
Interest expense, net	7,276	21,744	14,083
Loss from early extinguishment of debt	—	—	2,758
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)

Earnings (loss) before provision for income taxes	72,962	24,120	(24,255)
Provision for income taxes	42,216	20,391	(9,852)

Net earnings (loss)	$30,746	$3,729	$(14,403)

Earnings (loss) per common share — basic	$1.75	$0.21	$(0.89)
Earnings (loss) per common share — diluted	$1.55	$0.20	$(0.89)
See accompanying Notes to Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(in thousands, except share data)
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$234,324	$199,684
Receivables net of allowances of $738 and $610, respectively	44,517	21,208
Other current assets	6,419	7,285

Total current assets	285,260	228,177
Property, plant and equipment, at cost, less accumulated depreciation of $11,817 and $12,772, respectively	88,418	67,389
Satellites and related rights, at cost, less accumulated depreciation and amortization of $10,311 and $60,342, respectively	346,267	328,677
Goodwill	32,612	28,490
Intangible assets	17,068	18,394
Other non-current assets	16,653	20,690
Deferred tax asset	78,721	68,450

Total assets	$864,999	$760,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,684	$20,768
Amounts payable to subcontractors	55,967	32,721
Accrued interest payable	17,292	17,358
Current portion of long-term debt	—	15,146
Current portion of deferred revenue	9,499	7,797
Income tax payable	32,911	1,064
Other current liabilities	—	1,275

Total current liabilities	133,353	96,129
Long-term debt	246,789	246,075
Deferred revenue, net of current portion	193,860	184,481
Non-current income tax reserve	93,081	75,460
Other non-current liabilities	—	2,363

Total liabilities	667,083	604,508
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,868,153 shares and 17,475,234 issued and outstanding at December 31, 2007 and 2006, respectively	179	175
Additional paid-in capital	199,938	188,531
Accumulated deficit	(2,201)	(32,947)

Total stockholders’ equity	197,916	155,759

Total liabilities and stockholders’ equity	$864,999	$760,267

See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
	(As restated)	(As restated)	(As restated)
Cash flows from operating activities:
Net earnings (loss)	$30,746	$3,729	$(14,403)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,972	28,347	23,191
Amortization of intangible assets	3,525	3,652	298
Amortization of debt discount and issuance costs	3,862	9,606	1,892
Net gain on satellite insurance proceeds	(3,010)	—	—
Loss on disposal of fixed assets	55	—	—
Loss on extinguishment of debt	—	—	2,758
Unrealized loss (gain) on derivative instrument	3,078	(2,636)	(2,341)
Deferred income taxes	(10,271)	(22,532)	(45,918)
Stock based compensation	2,075	1,169	1,424
Changes in assets and liabilities, net of effect of acquisitions:
Receivables — trade and other current assets	(22,443)	(2,142)	4,802
Other assets	4,037	1,019	4,056
Accounts payable and accrued expenses	(3,149)	40	19,072
Current liabilities	178	(6,134)	—
Income taxes payable	31,847	5,841	(9,860)
Non-current liabilities	(2,363)	9,359	—
Non-current income tax reserve	17,621	32,546	42,914
Deferred revenue	9,379	58,907	103,496

Net cash provided by operating activities	78,139	120,771	131,381
Cash flows from investing activities:
Capital expenditures	(67,365)	(128,696)	(177,607)
Satellite insurance proceeds	40,000	—	—
Payments for business acquisitions, net of cash acquired	(10,027)	(28,700)	(7,841)

Net cash provided by (used in) investing activities	(37,392)	(157,396)	(185,448)
Cash flows from financing activities:
Issuance of long-term debt	—	50,000	245,000
Costs associated with long-term debt issuance and repayment	—	(5,670)	(13,816)
Repayment of long term debt	(15,443)	(34,557)	(85,018)
Equity issuance costs	—	—	—
Issuances of common stock	9,336	32	73,840

Net cash provided by (used in) financing activities	(6,107)	9,805	220,006

Net increase (decrease) in cash and cash equivalents	34,640	(26,820)	165,939
Cash and cash equivalents, beginning of period	199,684	226,504	60,565

Cash and cash equivalents, end of period	$234,324	$199,684	$226,504

Supplemental disclosures of cash flow information:
Interest paid	$34,589	$39,195	$4,295
Income taxes paid	3,133	—	—

Non-cash items:
Capital expenditures	$(23,245)	$(2,738)	$(17,559)
Amounts payable to subcontractors	23,245	2,738	17,559
See accompanying Notes to Consolidated Financial Statements.

GEOEYE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(As restated)

			Additional			Total
	Common Stock		Paid-In	Unearned	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
	(In thousands except share data)
Balance as of December 31, 2004	$9,917,078	$99	$112,373	$(1,845)	$(22,273)	$88,354
Net (loss)	—	—	—	—	(14,403)	(14,403)
Warrants exercised	4,250,206	43	42,459	—	—	42,502
Issuances of common stock	3,275,234	33	31,305	—	—	31,338
Compensation attributable to vesting of restricted stock	—	—	—	1,424	—	1,424

Balance as of December 31, 2005	17,442,518	175	186,137	(421)	(36,676))	149,215
Net earnings	—	—	—	—	3,729	3,729
Issuance of warrants in connection with debt issuance	—	—	1,614	—	—	1,614
Issuances of common stock	32,716	—	32	—	—	32
Amounts attributable to stock-based compensation	—	—	748	421	—	1,169

Balance as of December 31, 2006	17,475,234	175	188,531	—	(32,947)	155,759
Net earnings	—	—	—	—	30,746	30,746
Warrants exercised	275,958	3	7,713	—	—	7,716
Issuances of common stock	116,961	1	1,619	—	—	1,620
Amounts attributable to stock-based compensation	—	—	2,075	—	—	2,075

Balance as of December 31, 2007	$17,868,153	$179	$199,938	$—	$(2,201)	$197,916

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

(2) Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements and other financial information for the years ended December 31, 2005, 2006 and 2007 and quarterly information for such periods for the following reasons:
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as described in the liquidity section. The net impact of the cost share payments is shown for each period in the table below in the adjustment to income tax reserve and liability accounts and the provision for income taxes.
     The effect of the cost share payment adjustment was: an increase in net earnings in 2005 of $9.9 million, due to the elimination of valuation allowance for net operating losses (“NOL”) which did not exist after 2004 from the taxable income recognized from these cost share payments; a decrease in net earnings of $19.7 million for 2006 due to $11.5 million in interest and penalties and an increase of $8.2 million of valuation allowance elimination due to NOLs which did not exist after 2004 from the taxable income recognized from these cost share payments; and $13.5 million decrease in net earnings for the year ended 2007 related to $14 million in interest and penalties, offset by $0.5 million in a true up of the tax provision rate. The cumulative impact to the opening accumulated deficit as of January 1, 2005 was an increase of $2.5 million, which was a result of the valuation allowance eliminations for the loss of NOL carryforwards. This also decreased earnings per share by an additional $0.34, in 2004.
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
     (3) In connection with an internal review, the Company identified a decrease in direct expenses $3.0 million ($1.8 million net of taxes) in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007. This adjustment did not impact 2005 or 2006.
     The Company filed an application for change in method of accounting with the IRS on August 8, 2008. As a result of the application filed with the IRS, as of the date of this filing, management believes the uncertain tax positions had been resolved. Management expects the financial impacts of the FIN 48 corrections will be reversed in the third quarter of 2008. Reversal of the tax expense in the third quarter of 2008 is expected to cause an increase in net income by $29.5 million. Thus, while this restatement reduces net income in the periods referenced, the Company expects that net income in the third quarter of 2008 should increase by the aggregate amount of the reduction in prior periods.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the change increases operating cash flow with offsetting decreases to investing cash flows of $5.9, $18.5 and $23.9 million in the years ending December 31, 2005, 2006 and 2007, respectively.
     The restatement has the following impact on the following financial information as of December 31, 2007.
     Increase (Decrease) by Periods (In thousands, except per share information)

	Net Income	Diluted EPS
	Adjustment	Adjustment
Adjustment to Net Earnings
Year Ended December 31, 2007	$(11.648)	$(0.59)
Year Ended December 31, 2006	(19,677)	(1.08)
Year Ended December 31, 2005	$9,852	$0.61
Consolidated Statement of Operations

	As Previously
	Reported	Adjustments	As Restated
For the Year Ended December 31, 2007
Direct expenses	$76,645	$(2,981)	$73,664
Gross profit	107,119	2,981	110,100
Earnings from operations	77,325	2,981	80,306

	As Previously
	Reported	Adjustments	As Restated
Earnings before provision for income taxes	69,981	2,981	72,962
Provision for income taxes	27,587	14,629	42,216
Net earnings	42,394	(11,648)	30,746
Earnings per common share — basic	2.41	(0.66)	1.75
Earnings per common share — diluted	$2.14	$(0.59)	$1.55

	As Previously
	Reported	Adjustments	As Restated
For the Year Ended December 31, 2006
Provision for income taxes	$714	$19,677	$20,391
Net earnings	23,406	(19,677)	3,729
Earnings per common share — basic	1.34	(1.13)	0.21
Earnings per common share — diluted	$1.28	$(1.08)	$0.20

	As Previously
	Reported	Adjustments	As Adjusted
For the Year Ended December 31, 2005
Provision for income taxes	$—	$(9,852)	$(9,852)
Net (loss)	$(24,255)	9,852	$(14,403)
(Loss) per common share — basic	$(1.50)	$0.61	$(0.89)
(Loss) per common share — diluted	$(1.50)	$0.61	$(0.89)
Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated
As of December 31, 2007
Deferred tax asset	$—	$78,721	$78,721
Other non-current assets	20,329	(3,676)	16,653
Total assets	789,954	75,045	864,999
Accounts payable and accrued expenses	20,665	(2,981)	17,684
Current income taxes payable	—	32,911	32,911
Other current liabilities	28,960	(28,960)	—
Total current liabilities	132,383	970	133,353
Non-current income tax reserve	—	93,081	93,081
Long term debt	246,788	1	246,789
Total liabilities	573,031	94,052	667,083
Retained earnings (accumulated deficit)	16,806	(19,007)	(2,201)
Total stockholders’ equity	216,923	(19,007)	197,916
Total liabilities and stockholders’ equity	$789,954	$75,045	$864,999

	As Previously
	Reported	Adjustments	As Restated
As of December 31, 2006
Deferred tax asset	$—	$68,450	$68,450
Total assets	691,817	68,450	760,267
Current income taxes payable	—	1,064	1,064
Other current liabilities	1,989	(714)	1,275
Total current liabilities	95,780	349	96,129
Non-current income tax reserve	—	75,460	75,460
Total liabilities	528,699	75,809	604,508
Accumulated deficit	(25,588)	(7,359)	(32,947)
Total stockholders’ equity	163,118	(7,359)	155,759
Total liabilities and stockholders’ equity	$691,817	$68,450	$760,267

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
     SFAS 123(R) requires companies to record stock compensation expense for equity-based awards granted, including stock options and restricted stock unit grants, for which expense will be recognized over the service period of the equity-based award based on the fair value of the award at the date of grant. We use the Black-Scholes option pricing model which relies upon certain assumptions, including the expected term of the stock-based awards, stock price volatility, expected interest rate, number and types of stock-based awards, and the pre-vesting forfeiture rate to calculate our stock-based compensation expense. During 2007 and 2006, we recognized $2.1 million and $1.2 million of stock-based compensation expense, respectively. If we use different assumptions due to changes in our business or other factors, our stock-based compensation expense could materially vary in the future. All grants or awards made under the plans are governed by written agreements between the Company and the participants.
     For purposes of pro forma disclosures, the options’ estimated fair values were amortized to expense over the options’ vesting periods. The Company’s pro forma information follows for the year ended December 31, 2005 (in thousands except per share data):

2005
(As restated)
Net loss:
Net loss available to common stockholders	$(14,403)
Fair value-based compensation cost, net of taxes	(396)

Pro forma net loss available to common Stockholders	$(14,799)

Loss per common share — basic
As reported	$(0.89)

Pro forma	$(0.91)

Loss per common share — diluted
As reported	$(0.89)

Pro forma	$(0.91)

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
     The fair value of each option granted for the years ended December 31, 2007 and 2006 was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006
Volatility	50.48% - 52.39%	55.94% - 63.87%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.60% - 4.66%	4.30% - 4.70%
Expected average life	5.25 years - 6.25 years	5.50 years - 6.25 years
Exercise price per option	$18.00-$20.24	$10.00-$16.82
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
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007 and has elected to record any applicable interest and penalty expenses related to uncertain tax positions as part of the provision for income taxes. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The effect of this interpretation is referred to in the income tax footnote.
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
(4) NextView Program
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract under the NextView Second Vendor program. As the winning bidder, we are, as prime contractor, constructing a new satellite, GeoEye-1. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of December 31, 2007, NGA had paid the Company approximately $193.9 million. GeoEye is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis through the anticipated imagery purchase period under the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total annual incurred costs of the GeoEye-1 satellite and related ground systems incurred were approximately $52.6 million and $108.8 million during 2007 and 2006, respectively. Amounts payable to subcontractors associated with the Next View program were $56.0 million and $32.7 million at December 31, 2007 and 2006, respectively.
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
(5) Acquisitions and Investments
     MJ Harden Acquisition
     On March 15, 2007, we acquired MJ Harden through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both aerial and digital LiDAR imagery and geospatial information solutions. With this acquisition, GeoEye now has access to M. J. Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.
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

	2006	2005
	(As restated)	(As restated)
Revenues	$154,459	$165,313
Operating Income	$45,045	$10,561
Net Earnings (Loss)	$4,542	$(13,202)
Earnings per common share
Basic	$0.26	$(0.81)
Diluted	$0.25	$(0.81)
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
     The following table reflects the basic and diluted weighted-average shares outstanding used to calculate basic and diluted earnings per share. Earnings per share amounts for all periods are presented below in accordance with the requirements of SFAS 128 (in thousands, except share data):

	For The Years Ended December 31,
	2007	2006(a)	2005
	(As restated)	(As restated)	(As restated)
Numerator for basic and diluted earnings (loss) per common share:
Net earnings (loss) available to common stockholders	$30,746	$3,729	$(14,403)
Denominator for basic and diluted earnings (loss) per common share:
Average number of common shares outstanding for basic computations	17,585,307	17,416,490	16,213,446
Dilutive effect of warrants, restricted stock and stock options
Dilutive effect of warrants	2,004,651	757,926	— (b)
Dilutive effect of stock options	191,691	47,539	—
Dilutive effect of restricted stock units	—	—	—
Dilutive effect of director stock units	19,086	52	—
Average number of common shares outstanding for diluted computations	19,800,735	18,222,007	16,213,446

Earnings (loss) per common share — basic	$1.75	$0.21	$(0.89)

Earnings (loss) per common share — diluted	$1.55	$0.17	$(0.89)

Adjustments — treasury stock method adjustment	—	0.03	—
As revised	1.55	0.20	(0.89)

Year Ended
December 31, 2006
(a) Denominator for diluted earnings per common share, as originally reported
Average number of common shares outstanding for basic computations	17,416,490
Dilutive effect of warrants, stock options, restricted stock units and director share units, as orginally reported	4,159,421

Average number of common shares outstanding for diluted computations as originally reported	21,575,911

Adjustment — dilutive shares	(3,353,904)

As revised	18,222,007

(b)	All warrants, restricted stock and stock options of the Company were dilutive for the year ended December 31, 2005 because the Company incurred a net loss. There were 274,431 antidilutive securities at December 31, 2005.

(8) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Land and buildings	$6,076	$6,016
Ground system assets	75,928	66,113
Furniture and equipment	16,310	6,492
Leasehold improvements	1,921	1,540
Accumulated depreciation and amortization	(11,817)	(12,772)

Total	$88,418	$67,389

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

     Total amortization expense related to intangible assets was $3.5 million, $3.7 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future amortization expense related to other intangible assets at December 31, 2007 is as follows (in thousands):

2008	$2,657
2009	2,573
2010	2,566
2011	2,177
2012	2,165
Thereafter	4,930

$17,068

(12) Income Taxes
     The components of the Company’s tax provision from continuing operations are as follows (in thousands):

	2007	2006	2005
	As restated	As restated	As restated
Current provision:
U.S. Federal	$45,649	$36,735	$31,145
State	6,838	6,188	4,921

Total current provision	52,487	42,923	36,066
Deferred provision:
U.S. Federal	(8,809)	(19,769)	(39,653)
State	(1,462)	(2,763)	(6,265)

Total deferred provision	(10,271)	(22,532)	(45,918)

Total provision for income taxes	$42,216	$20,391	$(9,852)

     The differences between the tax provision calculated at the statutory Federal income tax rate and the actual tax provision for each of those years are as follows:

	2007	2006	2005
	As	As	As
	restated	restated	restated
U.S. Federal tax at statutory rate	$25,537	$8,442	$(8,489)
State income taxes, net	2,500	1,243	(1,059)
FIN 48 Adjustment	14,022	11,498	8
Other	157	(792)	(312)

Total provision for income taxes	$42,216	$20,391	$(9,852)

     The primary components of federal deferred tax assets and liabilities were as follows (in thousands):

	2007	2006
	As	As
	restated	restated
Deferred tax assets related to:
Deferred revenue	$75,071	$71,472
Property, plant and equipment	299	—
Other	4,405	3,313

Deferred tax assets	79,775	74,785
Deferred tax liabilities related to:
Property, plant and equipment	—	(4,182)
Amortization	(325)	(246)
Other	(729)	(1,907)

Deferred tax liabilities	(1,054)	(6,335)

Net deferred tax assets	$78,721	$68,450

Adoption of FIN 48
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company recently completed a detailed study analyzing its tax accounting methods, and the Company discovered that it had not correctly included in taxable income the $194 million cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods. These penalties and interest amount to $8.2 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007 and $2.0 million in the first quarter and $2.0 million in the second quarter of 2008. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. This new accounting method for cost-share payments is to recognize the payments for tax purposes at the time the Company is entitled to receive them. As a result of the Company’s application filed with the IRS, payments for the past due amounts will be made over the next four years, starting in third quarter 2008, which is the standard practice when a company applies for a change in accounting method. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed.
     Also as a result of the filing, management expects that the cumulative financial impact of these corrections for tax interest and penalties will be reversed in the third quarter of 2008. That reversal will result in an increase in net income for the third quarter of 2008 of $29.5 million of interest and penalties which includes a cumulative effect of $25.5 million as of December 31, 2007, and $2.0 million of tax related expenses recorded in both the first quarter and the second quarter of 2008, respectively.
FIN 48 Reserves for Uncertain Tax Positions

Balance at January 1, 2007		$63,954
Increases related to current year tax position	3,599

Balance at December 31, 2007		67,553

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
     The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. The decrease in income tax expense related to the NOL issue is offset by the income tax expense associated with the cost share payments as described in Note 2.
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

(18) Information on Industry Segments and Major Customers
     Prior to the acquisition of Space Imaging, the Company operated as one reportable segment. With the acquisition completed the Company now operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. The Imagery segment provides image-derived geospatial intelligence to commercial businesses and government organizations. The Production and Other Services segment provides advanced image processing and photogrammetry as well as our SeaStar fishing information products and services and the MJ Harden operations acquired in March 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 above. In the following tables of financial data (amounts in thousands), the prior periods have been conformed to the current year presentation.

	Years Ended December 31,
	2007	2006	2005
	(As restated)	(As restated)	(As restated)
Revenues
Imagery	$147,448	$118,981	$23,263
Production and Other Services	36,316	32,187	17,439

Total revenues	$183,764	$151,168	$40,702

Operating profit (loss)
Imagery	$68,118	$26,948	$(18,834)
Production and Other Services	12,188	16,280	9,079

Total operating profit (loss)	$80,306	$43,228	$(9,755)

Depreciation and amortization
Imagery	$12,249	$27,806	$22,879
Production and Other Services	723	541	312

Total depreciation and amortization	$12,972	$28,347	$23,191

Amortization of intangible assets
Imagery	$3,525	$3,652	$90
Production and Other Services	—	—	208

Total amortization of intangible assets	$3,525	$3,652	$298

Capital Expenditures
Imagery	$64,333	$122,113	$168,982
Production and Other Services	3,032	6,583	8,625

Total capital expenditures	$67,365	$128,696	$177,607

Identifiable assets
Imagery	$514,944	$444,638	$299,677
Production and Other Services	20,357	23,963	13,971

Total segment assets	535,301	468,601	313,648
Corporate	329,698	291,666	302,567

Total identifiable assets	$864,999	$760,267	$616,215

     Total domestic and foreign revenues for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Domestic	$117,985	$80,996	$25,392
Foreign	65,779	70,172	15,310

Total	$183,764	$151,168	$40,702

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
(19) Summary of Quarterly Information (Unaudited)
     As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated previously issued financial statements. The restated financial results of that period are reflected in table below. The table also includes the effect of the change in the calculation of the dilutive effect of outstanding options, warrants, and stock units described in Note 7 above.

     The restatement discussed above does not affect the Company’s reported quarterly revenues, but does affect operating profit, net income and earnings per share.

	2007 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues	$36,796	$48,254	$53,750	$44,964
Gross profit:
As previously reported	17,686	33,092	32,951	23,390
Adjustments:
Direct expenses — purchased imagery	—	—	(1,674)	(1,307)
As revised	17,686	33,092	34,625	24,697
Net earnings (loss):
As previously reported	(30,224)	23,424	58,742	(9,548)
Adjustments:
Direct expenses — purchased imagery	—	—	1,027	802
Provision for income taxes	8,298	(11,805)	(25,785)	15,815

As revised	(21,926)	11,619	33,984	7,069
Earnings (loss) per diluted share:
As previously reported	$(1.73)	$1.07	$2.67	$(0.54)
Adjustments:
Direct expenses-purchased imagery			0.04	0.03
Provision for income taxes	0.48	(0.61)	(1.30)	0.85
Treasury stock method adjustments		0.15	0.33	—
As revised	$(1.25)	$0.61	$1.74	$0.34

	2006 Quarters
	First	Second	Third	Fourth
	(In thousands, except share data)
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues	$30,257	$35,143	$43,531	$42,237
Gross profit	9,828	14,957	23,313	20,233
Net earnings As previously reported	$552	$6,234	$10,367	$6,253
Adjustments:
Provision for income taxes	(3,078)	(5,173)	(6,697)	(4,729)
As revised	$(2,526)	$1,061	$3,670	$1,524
Earnings per diluted share:
As previously reported	$0.03	$0.29	$0.48	$0.28
Adjustments:
Provision for income taxes	(0.18)	(0.28)	(0.36)	(0.25)
Treasury stock method adjustments	—	0.05	0.08	0.05
As revised	$(0.15)	$0.06	$0.20	$0.08

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
     Adjustments noted in Note 2 effect the parent statement of operations, balance sheet and cash flow for the cost share payment tax liabilities and the non-guarantor statements for direct expenses as stated in Note 2. The effective tax rate impact was updated to the Parent and subsidiaries upon these restatements. The reclassifications in the Statements of Cash Flows impact only the guarantor subsidiaries.

GEOEYE, INC.
Consolidating Statement of Operations
Year ended December 31, 2007
(Unaudited; in thousands)
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$96,025		$146,370		$(58,631)	$183,764
Direct expenses	—		79,458		52,837		(58,631)	73,664

Gross profit	—		16,567		93,533		—	110,100
Selling, general and administrative expenses	56		5,228		24,510		—	29,794

Income from operations	(56)		11,339		69,023		—	80,306
Net gain on satellite insurance proceeds	—		(3,010)		—		—	(3,010)
Interest expense (income), net	12,127		(5,874)		1,023		—	7,276
Unrealized loss on derivative instrument	3,078		—		—		—	3,078
Equity in earnings of subsidiaries	(40,110)		—		—		40,110	—

Income (loss) before provision for income	24,849		20,223		68,000		(40,110)	72,962
Provision (benefit) for income taxes	(5,897	) (a)	21,838	(a)	26,275	(a)	—	42,216

Net income (loss)	$30,746	(a)	$(1,615	) (a)	$41,725	(a)	$(40,110)	$30,746

(a)	The provisions for income tax have been adjusted by $(1,582), $11,555 and $4,656 for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(43,258), $(11,555), $(1,675) and $44,840 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. The parent’s equity in earnings of subsidiaries has been adjusted by $44,840 to $40,110.

GEOEYE, INC.
Consolidating Statement of Operations
Year ended December 31, 2006
(in thousands)
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$40,728		$110,781		$(341)	$151,168
Direct expenses	—		38,143		45,035		(341)	82,837

Gross profit	—		2,585		65,746		—	68,331
Selling, general and administrative expenses	—		13,387		11,716		—	25,103

Income from operations	—		(10,802)		54,030		—	43,228
Interest expense (income), net	17,818		(6,027)		9,953		—	21,744
Unrealized loss on derivative instrument	(2,636)		—		—			(2,636)
Equity in earnings of subsidiaries	(13,316)		—		—		13,316	—

Income (loss) before provision for income	(1,866)		(4,775)		44,077		(13,316)	24,120
Provision for income taxes	(5,595	) (a)	9,735	(a)	16,251	(a)	—	20,391

Net income (loss)	$3,729	(a)	$(14,510	) (a)	$27,826	(a)	$(13,316)	$3,729

(a)	The provisions for income tax have been adjusted by $(6,102), $9,735 and $16,044 for the parent guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(19,677), $(9,735), $(16,044) and $25,779 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. The parent’s equity in earnings of subsidiaries has been adjusted by $25,779 to $13,316.

GEOEYE, INC.
Consolidating Statement of Operations
Year ended December 31, 2005
(in thousands)
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries	Eliminations	Consolidated
Revenues	$—		$40,702		$—	$—	$40,702
Direct expenses	—		38,116		—	—	38,116

Gross profit	—		2,586		—	—	2,586
Selling, general and administrative expenses	4		12,337		—	—	12,341

Income from operations	(4)		(9,751)		—	—	(9,755)
Interest expense, net	12,880		1,203		—	—	14,083
Loss from early extinguishment of debt	—		2,758		—	—	2,758
Unrealized gain on derivative instrument	(2,341)		—		—	—	(2,341)
Equity in earnings of subsidiaries	8,146		—		—	(8,146)	—

Income (loss) before provision for income	(18,689)		(13,712)		—	8,146	(24,255)
Provision for income taxes	(4,286	) (a)	(5,566	) (a)	—	—	(9,852)

Net income (loss)	$(14,403	) (a)	$(8,146	) (a)	$—	$8,146	$(14,403)

(a)	The provisions for income tax have been adjusted by $(4,286) and $(5,566), for the parent and guarantor subsidiary, respectively. Net income had been adjusted by $9,852, $5,566, and $(5,566), for the parent, guarantor subsidiary, and eliminations, respectively. The parent’s equity in earnings of subsidiaries has been adjusted by $21,858 to a deficit of $8,146.

GEOEYE, INC.
Consolidating Balance Sheet
December 31, 2007
(As restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,645		$116,821		$78,858		$—	$234,324
Receivables, net	—		33,007		11,510		—	44,517
Amounts due from related parties	150,996		—		—		(150,996)	—
Other current assets	3		7,784		3,836		(5,204)	6,419

Total current assets	189,644		157,612		94,204		(156,200)	285,260
Property, plant and equipment, net	—		73,804		14,614		—	88,418
Satellites and related rights, net	—		344,359		1,908		—	346,267
Investment in subsidiaries	257,776		—		—		(257,776)	—
Goodwill	—		28,490		4,122		—	32,612
Intangible assets	—		91		16,977		—	17,068
Other non-current assets	14,576		77		2,000		—	16,653
Deferred tax asset	—		78,721		—		—	78,721

Total assets	$461,996	(a)	$683,154	(a)	$133,825	(a)	$(413,976)	$864,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$11,598		$11,290		$(5,204)	$17,684
Amounts payable to related parties	—		105,038		45,959		(150,997)	—
Amounts payable to subcontractors	—		55,967		—		—	55,967
Accrued interest payable	17,292		—		—		—	17,292
Current portion of deferred revenue	—		2,474		7,025		—	9,499
Income tax payable	—		32,911		—		—	32,911

Total current liabilities	17,292		207,988		64,274		(156,201)	133,353
Long-term debt	246,788		—		—		1	246,789
Deferred revenue, net of current portion	—		193,860		—		—	193,860
Non-current income tax reserve	—		93,081		—		—	93,081

Total liabilities	264,080	(a)	494,929	(a)	64,274	(a)	(156,200)	667,083
Stockholders’ equity	197,916	(a)	188,225	(a)	69,551	(a)	(257,776)	197,916

Total liabilities and stockholders’ equity	$461,996		$683,154		$133,825		$(413,976)	$864,999

(a)	Total assets were adjusted by $(47,967), $78,721, $0 and $44,291 for the parent guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively. Total liabilities were adjusted by $(28,960), $152,911, $25,746 and $(55,645) for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively. Total stockholders equity was adjusted by $(19,007), $(74,190), $(25,746) and $99,936 for the parent guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively.

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

GEOEYE, INC.
Consolidating Statement of Cash Flows
Year Ended December 31, 2007

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(25,747)	$31,778	$72,108	$—	$78,139
Cash flows from investing activities:
Capital expenditures	—	(60,013)	(7,352)	—	(67,365)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payments for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)

Net cash provided by (used in) investing activities	—	(20,013)	(17,379)	—	(37,392)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuances of common stock	9,336	—	—	—	9,336

Net cash provided by (used in) financing activities	9,336	—	(15,443)	—	(6,107)

Net increase (decrease) in cash and cash equivalents	(16,411)	11,765	39,286	—	34,640
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$38,645	$116,821	$78,858	$—	$234,324

GEOEYE, INC.
Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$2,187	$57,973	$60,611	$—	$120,771
Cash flows from investing activities:
Capital expenditures		(126,584)	(2,112)	—	(128,696)
Payment for business acquisition, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(126,584)	(30,812)	—	(157,396)
Cash flows from financing activities:
Issuance of long-term debt	—	—	50,000	—	50,000
Repayment of long-term debt	—	—	(34,557)	—	(34,557)
Long-term debt repayment and issuance costs	—	—	(5,670)	—	(5,670)
Issuance of common stock	32	—	—	—	32

Net cash provided by financing activities	32	—	9,773	—	9,805

Net increase (decrease) in cash and cash equivalents	2,219	(68,611)	39,572	—	(26,820)
Cash and cash equivalents, beginning of period	52,837	173,667	—	—	226,504

Cash and cash equivalents, end of period	$55,056	$105,056	$39,572	$—	$199,684

GEOEYE, INC.
Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$8,092	$123,289	$—	$—	$131,381
Cash flows from investing activities:
Capital expenditures	—	(177,607)	—	—	(177,607)
Payment for business acquisition, net of cash acquired	(7,841)	—	—	—	(7,841)

Net cash used in investing activities	(7,841)	(177,607)	—	—	(185,448)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—	—	245,000
Repayment of long-term debt	—	(85,018)	—	—	(85,018)
Long-term debt repayment and issuance costs	(8,774)	(5,042)	—	—	(13,816)
Issuance of common stock	94	73,746	—	—	73,840
Net capital contributions to subsidiaries	(183,734)	—	—	183,734	—
Net capital contributions from parent	—	183,734	—	(183,734)	—

Net cash provided by financing activities	52,586	167,420	—	—	220,006

Net increase in cash and cash equivalents	52,837	113,102	—	—	165,939
Cash and cash equivalents, beginning of period	—	60,565	—	—	60,565

Cash and cash equivalents, end of period	$52,837	$173,667	$—	$—	$226,504

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
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. Due to the Company’s inability to maintain effective controls over income tax reporting as detailed below, the Company’s management has concluded that the financial statements included in this Form 10-K/A present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
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
     During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382 of the Internal Revenue Code of 1986. This reassessment resulted in the misapplication of pre-reorganization NOLs to offset current taxable income. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2007 to correct income tax expense.
     Subsequent to April 2, 2008, the Company identified a material misstatement in its annual and quarterly consolidated financial statements for 2005, 2006 and 2007, requiring restatement of these financial statements. In July, the Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company identified a control failure from the lack of tax expertise and must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet.
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
     Management, under the supervision and with the participation of the Company’s principal executive, financial and accounting officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of management’s evaluation of our internal control over financial reporting, management identified material weaknesses in our internal control.
     During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the prereorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382 of the Internal Revenue Code of 1986. This reassessment resulted in the identification of the misapplication of pre-reorganization NOLs to offset current taxable income. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2007 to correct income tax expense.
     Subsequent to April 2, 2008, the Company identified a material misstatement in its annual and quarterly consolidated financial statements for 2005, 2006 and 2007, requiring restatement of these financial statements. In July, the Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U. S. Government under the NextView program. As a result, the Company identified a control failure from the lack of tax expertise and must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet.
     In addition, the Company failed to maintain effective controls to review and reconcile the expenses and related liability accounts associated with purchased imagery sales. As a result, and in connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of third party purchased imagery costs associated with imagery sales in 2007.
     These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the years 2005, 2006 and 2007, and the interim quarters to correct income tax expense and direct expenses. Accordingly, management determined that these control deficiencies constitutes material weaknesses.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our report dated April 2, 2008, we expressed an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2007. A material weakness regarding management’s failure to design and maintain controls over the provision for income taxes and related income tax balances had been identified and described in management’s assessment. Specifically, the Company did not correctly apply Generally Accepted Accounting Principles (“GAAP”) relating to the accounting for the utilization of pre-emergence bankruptcy net operating loss (“NOL”) carry forwards. In addition, the Company had not finalized the assessment of the impact to the financial statements of Internal Revenue Code Section 382 limitations related to the availability of net operating loss carryforwards. Subsequent to April 2, 2008, GeoEye, Inc. identified a material misstatement in its annual and quarterly consolidated financial statements for 2005, 2006 and 2007, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of other material weaknesses, described in the following paragraph, in connection with the financial statement restatement.
     Material weaknesses regarding management’s failure to review and monitor the accuracy of the components of the income tax provision calculation and determine the appropriate income tax treatment of the cost-sharing payments as well as to review and reconcile the expenses and related liability accounts associated with purchased imagery sales have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements (as restated).

     In our opinion, GeoEye, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoEye, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated April 2, 2008 except as to Note 2, which is dated September 5, 2008, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Bethesda, Maryland
April 2, 2008, except as to the effect of the material weaknesses, which is dated September 5, 2008
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information concerning directors required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A (the “2008 Proxy Statement”), and that information is incorporated by reference in this Form 10-K/A. Information concerning executive officers required by Item 401 of Regulation S-K is located under Part I, Item 1 of this Form 10-K/A. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.
     The information concerning an Audit Committee and Audit Committee Financial Experts required by Item 407(d)(4) and (5) of Regulation S-K will be included under the caption “Standing Committees, Board Organization and Director Nominations” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.
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
Item 11. Executive Compensation.
     The information required by this Item 11 will be included in the text and tables under the captions “Executive Compensation — Compensation Discussion and Analysis” and “2007 Director Compensation” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item 12 will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
     There are no matters required to be disclosed by Item 404 of Regulation S-K concerning certain relationships and related transactions. The information required by Item 407(a) of Regulation S-K concerning director independence will be included under the caption “Board of Directors” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item will be included under the caption “Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors” in the 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K/A.
Item 15. Exhibits and Financial Statement Schedules.
     (a)(3) Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ MATTHEW M. O’CONNELL Matthew M. O’Connell
President, Chief Executive Officer and Director
September 5, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on September 5, 2008.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell	President, Chief Executive Officer and Director
Matthew M. O’Connell	(Principal Executive Officer)

/s/ Henry E. Dubois	Executive Vice President and Chief Financial Officer
Henry E. Dubois	(Principal Financial Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Martin C. Faga Martin C. Faga	Director

/s/ Michael F. Horn Michael F. Horn	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ Roberta E. Lenczowski Roberta E. Lenczowski	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Amendment to Certificate of Incorporation of the Company

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 3 to Form S-1, filed on June 21, 2005 (File No. 333-122493))

4.1	Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))

4.2	Form of Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))

4.3	Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/A filed on December 1, 2004 (File No. 0-50933))

4.4	Form of Warrant — Warrants issued November 16, 2004 and to be issued to private investors pursuant to backstop commitment, if necessary (incorporated by reference to Exhibit 4.6 to Form 10/A filed on December 1, 2004 (File No. 0-50933))

4.5	Specimen Common Stock Certificate

4.6	Specimen Warrant Certificate — Warrants to be issued in the rights offering

4.7	Warrant Agreement with The Bank of New York, dated as of March 14, 2005 (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))

4.8	Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005 (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))

4.9	Indenture, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))

4.10	Form of Senior Secured Floating Rate Note due 2012 (incorporated by reference to Exhibit A to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))

4.11	Security Agreement, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))

4.12	Registration Rights Agreement, dated as of June 29, 2005, among ORBIMAGE Holdings Inc., Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC (incorporated by reference to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))

4.13	Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings Inc. and The Bank of New York, as Warrant Agent (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))

4.14	Specimen Warrant Certificate with respect to Warrant Agreement dated as of January 10, 2006 (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))

10.1	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.

10.2	Employment Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))

10.3	Employment Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (file no. 333-122493))

Exhibit Number	Exhibit Title

10.4	Employment Agreement for Henry Dubois

10.5	Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))

10.6	Contract No. HM1573-04-C-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))

10.7	Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 27, 2005 (File No. 0-50933))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of Matthew M. O’Connell

31.2*	Rule 13a-14(a) Certification of Henry E. Dubois

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

32.2*	Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois

*	Filed herewith.