Form 10-Q/A
period 2008-03-31
GeoEye, Inc.
filed 2008-09-08
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of Common Stock, par value $0.01, as of September 3, 2008, was 17,998,573 shares

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
     (2) The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. The impact was offset by the cost-share restatements noted above. This item does not affect the periods in this Form 10-Q/A. The decrease in income tax expense related to the NOL issue is offset by the income tax expense associated with the cost share payments as described in (1) above.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of the cost of purchased imagery from third parties associated with imagery sales in 2007. This item does not affect the periods in this Form 10-Q/A.
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
     Please refer to Item 1 Note 2 for the impact of these restatements on the consolidated financial statements.
     For additional information relating to the effect of the restatement, see the following items:
•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Control and Procedures

•	Exhibits 32.1 and 32.2 Certifications
     In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the operating cash flows increased and the investing cash flows decreased by $5.7 and $6.3 million for the three months ended March 31, 2007 and 2008, respectively.
     Further, this Form 10-Q/A does not reflect any other events occurring after May 9, 2008, the date we filed the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC since the filing date of the original Form 10-Q, including our current reports on Form 8-K.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
	(As restated)	(As restated)
Revenues	$34,402	$36,796
Direct expenses	19,760	19,110

Gross profit	14,642	17,686
Selling, general and administrative expenses	8,940	6,594
Loss on impairment of satellite	1,150	36,053

Income from operations	4,552	(24,961)
Interest expense, net	1,084	3,222
Unrealized loss on derivative instrument	1,764	1,838

Income (loss) before provision for income taxes	1,704	(30,021)
Provision (benefit) for income taxes	2,713	(8,095)

Net income (loss)	$(1,009)	$(21,926)

Earnings per common share — basic	$(0.06)	$(1.25)
Earnings per common share — diluted	$(0.06)	$(1.25)
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$212,173	$234,324
Receivables net of allowances of $567 and $738, respectively	38,324	44,517
Other current assets	5,643	6,419

Total current assets	256,140	285,260
Property, plant and equipment, at cost, less accumulated depreciation of $13,186 and $11,817	96,185	88,418
Satellites and related rights, at cost, less accumulated depreciation and amortization of $11,265 and $10,311, respectively	360,317	346,267
Goodwill	32,612	32,612
Intangible assets	15,916	17,068
Other non-current assets	14,704	16,653
Deferred tax asset	78,721	78,721

Total assets	$854,595	$864,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,134	$17,684
Amounts payable to subcontractors	48,698	55,967
Accrued interest payable	8,594	17,292
Current portion of deferred revenue	8,975	9,499
Income tax payable	31,953	32,911

Total current liabilities	120,354	133,353
Long-term debt	246,967	246,789
Deferred revenue, net of current portion	193,860	193,860
Non-current income tax reserve	95,116	93,081

Total liabilities	656,297	667,083
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,970,175 shares and 17,868,153 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	180	179
Additional paid-in capital	201,328	199,938
Accumulated deficit	(3,210)	(2,201)

Total stockholders’ equity	198,298	197,916

Total liabilities and stockholders’ equity	$854,595	$864,999

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
(Unaudited; in thousands, except share data)
(As Restated)

	Three Months Ended
	March 31,
	2008	2007
	As Restated	As Restated
Cash flows from operating activities:
Net income (loss)	$(1,009)	$(21,926)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347	7,641
Amortization of intangible assets	641	—
Amortization of debt discount	883	945
Loss on impairment of satellite	1,150	36,053
Loss on disposal of fixed assets	—	55
Unrealized loss (gain) on derivative instrument	1,764	1,838
Stock compensation expense	175	353
Deferred income taxes	—	(12,878)
Changes in assets and liabilities, net of effect of acquisitions:
Receivables and other current assets	6,969	(10,413)
Other assets	(32)	224
Accounts payable and accrued expenses	(5,399)	(11,402)
Income tax payable	(958)	—
Non-current income tax reserve	2,035	4,580
Deferred revenue, net	(523)	4,675

Net cash (used in) provided by operating activities	8,043	(255)
Cash flows from investing activities:
Capital expenditures	(31,410)	(13,014)
Payment for business acquisition, net of cash acquired	—	(7,000)

Net cash used in investing activities	(31,410)	(20,014)
Cash flows from financing activities:
Repayment of long-term debt	—	(15,443)
Issuance of common stock	1,216	121

Net cash provided by (used in) financing activities	1,216	(15,322)

Net decrease in cash and cash equivalents	(22,151)	(35,591)
Cash and cash equivalents, beginning of period	234,324	199,684

Cash and cash equivalents, end of period	$212,173	$164,093

Supplemental cash flow information:
Interest paid	$17,188	$17,405

Taxes paid	1,595	1,195

Non-cash items:
Capital expenditures	$(48,698)	$(46,207)
Amounts payable to subcontractors	48,698	46,207
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2007, which are included in our Form 10-K/A filed with the SEC. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.
(2) Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements and other financial information for the quarter ended March 31, 2008 for the following reason: The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet, for both the unpaid taxes and accrued but net paid interest and penalties on the unpaid taxes. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in timing of the payments of taxes on the cost-sharing payments, as we recognize the payments over four years for income tax purposes and over seven years for book purposes.
     The Company filed an application for change in method of accounting with the IRS on August 8, 2008. As a result of the application filed with the IRS, as of the date of the filing, management believes the uncertain tax positions had been resolved. However, we were required to restate our financial statements for each period to correctly show the appropriate accounting treatment. Management expects that the financial impacts of the tax position corrections will be reversed in the third quarter of 2008. Reversal of the tax expense in the third quarter of 2008 is expected to cause an increase in net income by $27.5 million for cumulative interest and penalties expensed through March 31, 2008. Thus, while this restatement reduces net income in the periods referenced, the Company expects that net income in the third quarter of 2008 should increase by the aggregate amount of the reduction in prior periods.
     The net effect of the restatement on the tax provision was $1.3 million increase for the three months ended March 31, 2008 and an $8.3 million tax benefit for the three months ended March 31, 2007. As a result of the restatement, we recorded a $2.0 million and a $3.5 million increase in tax related penalties and interest for the three month periods ended March 31, 2008 and March 31, 2007, respectfully. The Company also recalculated its effective tax rate for these periods, which resulted in a $2.7 million tax provision using an effective tax rate of 39.8% (excluding interest and penalties) for the three month period ended March 31, 2008 and a $8.1 million tax benefit using an effective tax rate of 38.6% before the application of penalties and interest for the three months ended March 31, 2007.
     In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the operating cash flows increased and the investing cash flows decreased by $5.7 and $6.3 million for the three months ended March 31, 2007 and 2008, respectively.

Increase (Decrease) by Periods (amounts in thousands except per share)
Consolidated Balance Sheet

	As
	Previously
	Reported	Adjustments	As Restated
Three Months ended March 31, 2008
Other non-current assets	$19,114	$(4,410)	$14,704
Deferred tax asset	—	78,721	78,721
Total assets	780,284	74,311	854,545
Accounts payable and accrued expenses	25,115	(2,981)	22,134
Other current liabilities	29,434	(29,434)	—
Income tax payable	—	31,953	31,953
Total current liabilities	120,816	(462)	120,354
Non-current income tax reserve	—	95,116	95,116
Total liabilities	561,643	94,654	656,297
Retained earnings (accumulated deficit)	17,132	(20,342)	(3,210)
Total stockholders’ equity	218,641	(20,343)	198,298
Total liabilities and stockholders equity	780,284	74,311	854,595
Consolidated Statement of Operations

	As
	Previously
	Reported	Adjustments	As Restated
Three Months Ended March 31, 2008
Provision for income taxes	$1,378	$1,335	$2,713
Net earnings	326	(1,335)	(1,009)
Earnings per common share — basic	$0.02	$(0.08)	$(0.06)
Earnings per common share — diluted	$0.02	$(0.08)	$(0.06)

	As
	Previously
	Reported	Adjustments	As Restated
Three Months Ended March 31, 2007
Provision (benefit) for income taxes	$203	$(8,298)	$(8,095)
Net earnings	(30,224)	8,298	(21,926)
Earnings per common share — basic	$(1.73)	$0.48	$(1.25)
Earnings per common share — diluted	$(1.73)	$0.48	$(1.25)
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
     The net amount of assets and liabilities recorded at fair value at March 31, 2008 totaled $0.7 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The interest rate cap was valued using the proprietary pricing system of the counterparty to the transaction and the methodology uses the indicative market implied forward LIBOR rates and the volatility around those rates We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations.” SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquired. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions as there will be no impact on our existing financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting for non controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

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
     We continue to make progress toward launch of the GeoEye-1 satellite. On January 12, 2008 we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite within a 30-day launch window, commencing April 16, 2008, as specified in the Launch Services Agreement between GeoEye and Boeing. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008 from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. On April 9, 2008, General Dynamics Corporation, the prime contractor and integrator of the spacecraft and telescope, successfully completed the satellite integration and environmental testing for GeoEye-1. The satellite will remain at the General Dynamics Space Systems facility until it is shipped to Vandenberg Air Force Base for launch.
     In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company total approximately $41.5 million. As of March 31, 2008, we paid $2.2 million of the insurance premium. The premiums will be capitalized as part of the satellite’s cost and depreciated over the estimated seven year life.

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
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. With the loss of the OrbView-3 satellite all future on-orbit milestone payments were not required. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed. The dispute went to arbitration in March 2008. On April 22, 2008, we were informed that the arbitrator decided in favor of Orbital Sciences. On April 30, 2008, we paid Orbital Sciences approximately $1.1 million plus accrued interest. This amount was recorded in the first quarter of 2008.
     The loss on the satellite and the arbitration payment were both reported in the Company’s Imagery industry segment in their respective periods.
(6) MJ Harden Acquisition
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
(7) Other Comprehensive Income
     For the three months ended March 31, 2008 and 2007, respectively, there were no material differences between net income as reported and comprehensive income.

(8) Earnings per Common Share
     The computations of basic and diluted loss per common share were as follows for the three months ended March 31, 2008 and 2007 respectively (in thousands, except share data):

	Three Months Ended
	March 31,
	2008	2007
	(As restated)	(As restated)
Numerator for basic and diluted earnings per common share:
Earnings (loss) available to common stockholders	$(1,009)	$(21,926)

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,898,322	17,489,447
Dilutive effect of warrants	— (a)	— (a)
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock units	—	—
Dilutive effect of director stock units	—	—

Average number of common shares outstanding for diluted computations	17,898,322 (a)	17,489,447 (a)

Earnings per common share — basic (b)	$(0.06)	$(1.25)

Earnings per common share — diluted (b)	$(0.06)	$(1.25)

(a)	All warrants, stock options and stock units were anti-dilutive for the three months ended March 31, 2007 and March 31, 2008 because the Company incurred a loss in that period.
(b)	Refer to Note 2 to the Condensed Consolidated Financial Statements for the impact of the restatement on earnings per common share.
(9) Long Term Debt
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
     Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. Prior to August 15, 2007, we had the ability to redeem all or part of the Notes at any time on or after July 1, 2008 provided the GeoEye-1 launch took place on or prior to August 15, 2007. With the delay of the launch into 2008, we may redeem the Notes at any time after July 1, 2008 plus the number of days that will have elapsed from February 15, 2007 to the launch of GeoEye-1. If the launch takes place as currently planned, the Notes could be redeemed beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.
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
(10) Income Taxes
     The Company recorded a provision for income taxes of $2.7 million for the first quarter of 2008 and a $8.1 million tax benefit for the three months ended March 31, 2007. The tax provision for the three months ended March 31, 2008 was calculated using the Company’s estimated effective tax rate of 39.8% prior to the application of penalties and interest related to the cost-share payments. For the three months ended March 31, 2007, the Company recorded a $8.1 million tax benefit based upon an estimated tax rate of 38.6% prior to the application of penalties and interest related to the cost-share payments. The revised effective tax rate includes the interest and penalties that relate to the cost-share payments from NGA.

     The Company recently completed a detailed study analyzing its tax accounting methods, and the Company discovered that it had not correctly included in taxable income the $194 million cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods. These penalties and interest amount to $8 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007 and $2.0 million in the first quarter of 2008. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. This new accounting method for cost-share payments is to recognize the payments for tax purposes at the time the Company is entitled to receive them. As a result of the Company’s application filed with the IRS, payments for the past due amounts will be made over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed.
     Also as a result of the filing, management expects that the financial impact of these corrections for interest and penalties will be reversed in the third quarter of 2008. That reversal will result in an increase in net income for the third quarter of 2008 of $27.5 million, which includes $2.0 million of tax related expenses recorded in the first quarter of 2008.
     The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and relatied tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. The decrease in income tax expense related to the NOL issue is offset by the income tax expense associated with the cost share payments as described in Note 2.
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 — 5 years of continuous service and have 8 to 10 year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.2 million for the three months ended March 31, 2008, which reduced both earnings per basic and diluted share by $0.01 and $0.4 million for the comparable period in 2007, reducing both basic and diluted shares by $0.02. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.

     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Volatility	51.0%	55.94% – 63.87%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.09%	4.34% – 4.70%
Expected average life	6.25 years	5.50 years – 6.24 years
Exercise price per option	$30.45	$16.82 – $18.00
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

	Three Months Ended
	March 31,
	2008	2007
Net sales
Imagery	$23,163	$28,647
Production and Other Services	11,239	8,149

Total net sales	$34,402	$36,796

Operating profit
Imagery
Net effect of satellite loss	$(1,150)	$(36,053)
Other operating profit	4,541	6,371

Total Imagery	3,391	(29,682)
Production and Other Services	1,161	4,721

Total operating profit	$4,552	$(24,961)

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
     Adjustments noted in Note 2 affect the Parent’s statement of operations, balance sheet and cash flows for the cost share payment tax liabilities as stated in Note 2. The effective tax rate impact was updated to the Parent and subsidiaries upon these restatements. The reclassification in the statements of cash flows impact only the guarantor subsidiaries.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008
(Unaudited; in thousands)
(As Restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$13,538		$26,036		$(5,172)	$34,402
Direct expenses	—		10,561		14,371		(5,172)	19,760

Gross profit	—		2,977		11,665		—	14,642
Selling, general and administrative expenses	—		1,598		7,342		—	8,940
Loss on impairment of satellite	—		1,150		—		—	1,150

Income from operations	—		229		4,323		—	4,552
Interest expense (income), net	2,858		(1,774)		—		—	1,084
Unrealized loss on derivative instrument	1,764		—		—		—	1,764
Equity in earnings of subsidiaries	(1,773)		—		—		1,773	—

Income (loss) before provision for income taxes	(2,849)		2,003		4,323		(1,773)	1,704
Provision (benefit) for income taxes	(1,840	) (a)	2,832	(a)	1,721	(a)	—	2,713

Net income (loss)	$(1,009	) (a)	$(829	) (a)	$2,602	(a)	$(1,773)	$(1,009)

(a)	The provision for income taxes have been adjusted by $(449), $1,950, and $(166) for the parent, guarantor subsidiary, and non-guarantor subsidiaries, respectively. Net income has been adjusted by $(1,335), $(1,950), $166, and $1,784 for the parent, guarantor subsidiary, non-guarantor subsidiaries and eliminations, respectively.

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007
(Unaudited; in thousands)
(As Restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$6,894		$29,948		$(46)	$36,796
Direct expenses	—		8,820		10,336		(46)	19,110

Gross profit (loss)	—		(1,926)		19,612		—	17,686
Selling, general and administrative expenses	—		3,521		3,073		—	6,594
Loss on impairment of satellite	—		36,053		—		—	36,053

Income (loss) from operations	—		(41,500)		16,539		—	(24,961)
Interest expense (income), net	3,124		(1,284)		1,382		—	3,222
Unrealized loss on derivative instrument	1,838		—		—			1,838
Equity in earnings of subsidiaries	18,883		—		—		(18,883)	—

Income (loss) before provision for income taxes	(23,845)		(40,216)		15,157		18,883	(30,021)
Provision (benefit) for income taxes	(1,919	) (a)	(12,033	) (a)	5,857	(a)	—	(8,095)

Net income (loss)	$(21,926	) (a)	$(28,183	) (a)	$9,300	(a)	$18,883	$(21,926)

(a)	The provision for income taxes have been adjusted by $(2,122), $(12,033), and $5,857 for the parent, guarantor subsidiary, and non-guarantor, subsidiaries, respectively. Net income has been adjusted by $8,298, $12,033, $(5,857), and $(6,176) for the parent, guarantor, non-guarantor subsidiaries and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Balance Sheet
March 31, 2008
(Unaudited; in thousands)
(As Restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,270		$98,356		$93,547		$—		$212,173
Receivables, net	—		26,568		11,756		—		38,324
Amounts due from related parties	161,409		—		—		(161,409)		—
Other current assets	3		7,461		3,383		(5,204)		5,643

Total current assets	181,682		132,385		108,686		(166,613)		256,140
Property, plant and equipment, net	—		81,315		14,870		—		96,185
Satellites and related rights, net	—		359,362		955		—		360,317
Investment in subsidiaries	259,549		—		—		(259,549)		—
Goodwill	—		28,490		4,122		—		32,612
Intangible assets	—		70		15,846		—		15,916
Other non-current assets	12,628		76		2,000		—		14,704
Deferred tax asset	—		78,721		—		—		78,721

Total assets	$453,859	(a)	$680,419	(a)	$146,479	(a)	$(426,162	) (a)	$854,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$16,708		$10,630		(5,204)		$22,134
Amounts payable to related parties	—		118,849		42,560		(161,409)		—
Amounts payable to subcontractors	—		48,698		—		—		48,698
Accrued interest payable	8,594		—		—		—		8,594
Current portion of deferred revenue	—		2,579		6,396		—		8,975
Income tax payable	—		17,213		14,740		—		31,953
Other payable	—		—		—		—		—

Total current liabilities	8,594		204,047		74,326		(166,613)		120,354
Long-term debt	246,967		—		—		—		246,967
Deferred revenue, net of current portion	—		193,860		—		—		193,860
Non current income tax reserve	—		95,116		—		—		95,116

Total liabilities	255,561	(a)	493,023	(a)	74,326	(a)	(166,613	) (a)	656,297
Stockholders’ equity	198,298	(a)	187,396	(a)	72,153	(a)	(259,549	) (a)	198,298

Total liabilities and stockholders’ equity	$453,859		$680,419		$146,479		$(426,162)		$854,595

(a)	Total assets was adjusted by $(49,777), $78,721, $(1), and $(45,368) for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively. Total liabilities was adjusted by $(29,434), $154,861, $25,579, and $(56,352) for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively. Total stockholders’ equity was adjusted by $(20,343), $(76,140), $(25,580), and $101,720 for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively.

GEOEYE, INC.
Consolidating Balance Sheet
December 31, 2007
(As restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$38,645		$116,821		$78,858		$—		$234,324
Receivables, net	—		33,007		11,510		—		44,517
Amounts due from related parties	150,996		—		—		(150,996)		—
Other current assets	3		7,784		3,836		(5,204)		6,419

Total current assets	189,644		157,612		94,204		(156,200)		285,260
Property, plant and equipment, net	—		73,804		14,614		—		88,418
Satellites and related rights, net	—		344,359		1,908		—		346,267
Investment in subsidiaries	257,776		—		—		(257,776)		—
Goodwill	—		28,490		4,122		—		32,612
Intangible assets	—		91		16,977		—		17,068
Other non-current assets	14,576		77		2,000		—		16,653
Deferred tax asset	—		78,721		—		—		78,721

Total assets	$461,996	(a)	$683,154	(a)	$133,825	(a)	$(413,976	)(a)	$864,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$11,598		$11,290		$(5,204)		$17,684
Amounts payable to related parties	—		105,038		45,959		(150,997)		—
Amounts payable to subcontractors	—		55,967		—		—		55,967
Accrued interest payable	17,292		—		—		—		17,292
Current portion of deferred revenue	—		2,474		7,025		—		9,499
Income tax payable	—		32,911		—		—		32,911

Total current liabilities	17,292		207,988		64,274		(156,201)		133,353
Long-term debt	246,788		—		—		1		246,789
Deferred revenue, net of current portion	—		193,860		—		—		193,860
Non-current income tax reserve	—		93,081		—		—		93,081

Total liabilities	264,080	(a)	494,929	(a)	64,274	(a)	(156,200	)(a)	667,083
Stockholders’ equity	197,916	(a)	188,225	(a)	69,551	(a)	(257,776	)(a)	197,916

Total liabilities and stockholders’ equity	$461,996		$683,154		$133,825		$(413,976)		$864,999

(a)	Total assets was adjusted by $(47,967), $78,721, $0, and $44,291, for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively. Total liabilities was adjusted by $(28,960), $152,911, $25,746, and $(55,645), for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively. Total stockholders’ equity was adjusted by $(19,007), $(74,190), $(25,746), and $99,936 for the parent, guarantor subsidiary, non-guarantor subsidiaries, and eliminations, respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,591)	$12,116	$15,518	$—	$8,043
Cash flows from investing activities:
Capital expenditures	—	(30,581)	(829)	—	(31,410)

Net cash used in investing activities	—	(30,581)	(829)	—	(31,410)
Cash flows from financing activities:
Issuance of common stock	1,216	—	—	—	1,216

Net cash provided by financing activities	1,216	—	—	—	1,216

Net (decrease) increase in cash and cash equivalents	(18,375)	(18,465)	14,689	—	(22,151)
Cash and cash equivalents, beginning of period	38,645	116,821	78,858	—	234,324

Cash and cash equivalents, end of period	$20,270	$98,356	$93,547	$—	$212,173

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$533	$(10,494)	$9,706	$—	$(255)
Cash flows from investing activities:
Capital expenditures	—	(12,064)	(950)	—	(13,014)
Payment for business acquisition, net of cash acquired	—	—	(7,000)	—	(7,000)

Net cash used in investing activities	—	(12,064)	(7,950)	—	(20,014)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	121	—	—	—	121

Net cash provided by (used in) financing activities	121	—	(15,443)	—	(15,322)

Net increase (decrease) in cash and cash equivalents	654	(22,558)	(13,687)	—	(35,591)
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$55,710	$82,498	$25,885	$—	$164,093

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     On August 6, 2008, we concluded that the Company should restate its financial statements for the quarter ended September 31, 2007, the year ended December 31, 2007 and for the quarter ended March 31, 2008. These restatements should not have a significant impact on the Company. There were three reasons for the restatements. The first reason affects periods in 2007, the quarter ended March 31, 2008 and the six months ended June 30, 2008. The second and third reasons only affected periods in 2007.
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
     (2) The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. This item does not affect the periods in this Form 10-Q/A.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007. This item does not affect the periods in this Form 10-Q/A.
     In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, the operating cash flows increased and the investing cash flows decreased by $5.7 and $6.3 million for the three months ended March 31, 2007 and 2008, respectively.
     For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 2 to the consolidated financial statements. All amounts in this Form 10-Q/A affected by the restatement adjustments reflects such amounts as restated.
OVERVIEW
     For additional information on the restatement see explanatory note.
     GeoEye, Inc. (“GeoEye” or the “Company”), together with its consolidated subsidiaries, provides geospatial (also known as location-based) information, imagery and solutions for the national security community, strategic partners, resellers and commercial customers to help them better map, measure and monitor the world. We operate a constellation of Earth imaging satellites and mapping aircraft which collect, process and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions and have an international network of ground stations, a robust imagery archive, and advanced location-based imagery processing capabilities. We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”), and we have a license to operate and control the OrbView-2 satellite. We acquired mapping aircraft in March 2007 upon our purchase of MJ Harden & Associates, Inc. (“MJ Harden”). We also have completed testing of our next-generation high-resolution imagery satellite which we have been constructing, designated as GeoEye-1. The launch of GeoEye-1 is planned to occur during 2008 from Vandenberg Air Force Base, California. Our satellite system also includes a U.S. ground system necessary to operate the satellites and to collect, process and distribute imagery from the satellites. In addition, we maintain image processing and production centers at our headquarters in Dulles, Virginia and our facilities in Thornton, Colorado and Mission, Kansas. Our advanced image processing and location-based information technology development and production center in St. Louis, Missouri is a world-wide innovation center.
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
     In 2007, we secured $220 million of launch and first-year on-orbit insurance and $50 million of launch plus three-year on-orbit insurance for the satellite. Proceeds from this insurance would be paid in the event of a launch failure or on-orbit anomalies which prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company will be approximately $41.5 million. As of March 31, 2008, the Company paid $2.2 million of the insurance premium. Most of these premiums will be paid within 30 days of the launch of GeoEye-1. Depending on market and economic conditions, we may attempt to procure additional insurance on GeoEye-1.
     We continue to make progress toward launch of the GeoEye-1 satellite. On January 12, 2008 we received a letter from the Contract Administrator of Boeing Launch Services, Inc., indicating that Boeing and its affiliate, United Launch Alliance, LLC do not expect to launch the GeoEye-1 satellite within 30 days of the launch window commencing April 16, 2008, as specified in the Launch Services Agreement between GeoEye and Boeing. Boeing has offered in its letter to launch GeoEye-1 on August 22, 2008, from Vandenberg Air Force Base. We have informed Boeing that we expect them to prepare to launch us as soon as possible. On April 9, 2008, General Dynamics Corporation, the prime contractor and integrator of the spacecraft and telescope, successfully completed the satellite integration and environmental testing for GeoEye-1. The satellite will remain at the General Dynamics space systems facility until it is shipped to Vandenberg Air Force Base for launch.
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
     Revenues. Total revenues for the Company were $34.4 million and $36.8 million for the three months ended March 31, 2008 and 2007, respectively. The Company experienced a reduction in revenues from imagery and production services provided to NGA, our largest customer, of $4.5 million in 2008. This decrease in revenues was offset by an increase of $1.5 million in commercial sales during the quarter as well as a $1.7 million increase in revenues derived from our MJ Harden operations. MJ Harden is a provider of digital aerial imagery and location-based information solutions which we acquired in March 2007.
     Direct Expenses. Direct expenses include the costs of operating and depreciating our satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses are the largest component of direct expenses. Direct expenses were $19.8 million and $19.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in direct expenses includes $1.9 million of direct expenses associated with our MJ Harden operations, which we acquired in March 2007, increases in purchased imagery of $1.4 million in 2008 compared to 2007, the completion of a ground station upgrade for an international customer in 2008 for $1.0 million and a $1.0 million increase in other direct expenses. These increases were offset by the absence of $4.7 million of depreciation expense resulting from the write-off of the OrbView-3 satellite and related assets during March 2007 as discussed below.
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
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. With the loss of the OrbView-3 satellite, all future on-orbit milestone payments were not required. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed. The dispute went to arbitration in March 2008. On April 22, 2008, we were informed that the arbitrator decided in favor of Orbital Sciences. On April 30, 2008, we paid Orbital Sciences approximately $1.1 million plus accrued interest. This amount was recorded in the first quarter of 2008.

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
     Provision for Income Taxes. The Company recorded an income tax provision of $2.7 million and a $8.1 million tax benefit for the three months ended March 31, 2008 and March 31, 2007, respectively. The tax provision was calculated using the Company’s estimated effective tax rate of 39.8% for 2008 and 38.6% for 2007, which was calculated prior to the application of penalties and interest related to the cost-share payments.
     Backlog. Total negotiated backlog was $271.9 million at March 31, 2008 and $237.7 million at December 31, 2007. This amount includes NGA’s expected remaining milestone payments of $43.5 million related to GeoEye-1 construction costs. These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $130.4 million at March 31, 2008 and $139.7 million at December 31, 2007. NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. Customer contracts are generally for terms of one to four years, and the customers have options to renew.
LIQUIDITY AND CAPITAL RESOURCES
     We believe that we currently have sufficient resources to meet our operating requirements though the next twelve months, and that our cash balances and the reserve under the NextView program are more than sufficient to sustain the program through the launch of the GeoEye-1 satellite, which is currently planned for launch on September 4, 2008. However, our ability to continue to be profitable and generate positive cash slow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.
     Net cash provided by operating activities was $8.0 million for the three months ended March 31, 2008. Net cash used in operating activities was $0.3 million for the three months ended March 31, 2007.
     Net cash used in investing activities was $31.4 million and $20.0 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures were increased by $18.4 million from 2006 to 2007. In addition, during the first quarter of 2007, the Company used $7.0 million of cash to purchase the MJ Harden operations.

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
     On March 31, 2008, we had $212.2 million of cash and cash equivalents from our combined operations. At that date, our total long-term debt consists of $250 million of Senior Secured Floating Rate Notes, net of unamortized discount of $3.0 million. Our debt-to-total capital ratio, net of unamortized discounts, was approximately 53 percent at March 31, 2008 as compared to 65 percent a year ago. Our stockholders’ equity was $198.3 million at March 31, 2008.
     Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. We may redeem the Notes at any time after July 1, 2008 plus the number of days that will have elapsed from February 15, 2007 to the launch of GeoEye-1. If the launch takes place as currently planned, the Notes could be redeemed beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.
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
     Approximately $48.7 million of our cash balance at March 31, 2008 is committed for payments to subcontractors under the NextView program. Our performance under the NextView contract requires significant capital expenditures to complete the development, manufacture and launch of the GeoEye-1 satellite. Total funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred. We have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts. We have repaid the indebtedness incurred to finance the Space Imaging acquisition with the operating cash flows of the acquired business. We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months, and that our cash balances and the reserve under the NextView program are more than sufficient to sustain the program through the launch of the GeoEye-1 satellite, which is scheduled for August 22, 2008. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.
     The Company has reevaluated its tax accounting method for the cost share payments received from NGA for the design, construction and commissioning of GeoEye-1. Originally, the Company believed it was appropriate to recognize for tax purposes the cost-share payments over a 7-year period following the commissioning of GeoEye-1, which is the method that will be used to recognize the cost-share payments for financial reporting purposes. Upon reevaluation, however, the Company has determined that these payments should have been recognized, for tax purposes, as income in the year that the Company was entitled to receive them. After this determination, the Company made an application with the IRS on August 8, 2008 to change its accounting method for these payments and will now recognize the payments, for tax purposes, over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed. This will result in higher than previously anticipated taxable income in the four year period starting with 2008 but should be offset by the accelerated depreciation of GeoEye-1 in those same years, upon successful launch and operation. The related liability has been placed on the balance sheet with a corresponding offset to a deferred tax asset.
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
     During the quarter ended March 31, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
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
     The net amount of assets and liabilities recorded at fair value at March 31, 2008 totaled $0.7 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The interest rate cap was valued using the proprietary pricing system of the counterparty to the transaction and the methodology uses the indicative market implied forward LIBOR rates and the volatility around those rates We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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

     In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations.” SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquired. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions as there will be no impact on our existing financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 establishes new accounting for non controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.
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
     The Company routinely reviews its system of internal controls over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that it maintains an effective internal control environment. Based on that evaluation, the Company’s principal executive officer, principal financial officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure. After giving effect to the restatements referred to above, and subject to the Statements below regarding the Company’s inability to maintain effective controls over income tax reporting, the Company’s management has concluded that the financial statements included in this Form 10-Q-A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting. In connection with the preparation of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, our management, in consultation with the Board of Directors, concluded that the Company did not maintain effective controls over the income tax reporting under SFAS No. 109, “Accounting for Income Taxes,” in 2007 with regard to the calculation of the provision for income taxes and utilization of net operating loss (“NOL”) carryforwards including the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and the cost-share payments, and the review of accrual reconciliations costs associated with purchased imagery from third parties.

     During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382. This assessment resulted in the loss of pre-reorganization NOLs to offset current taxable income as a result of a November 16, 2004 change in control. This material weakness resulted in the restatement of the Company's consolidated financial statements for the quarter ended September 30, 2007 and the years ended December 31, 2007, 2006 and 2005, respectively, to correct income tax expense.
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
     Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the assessment performed and the material weaknesses noted, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2008.
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

GeoEye, Inc.
(Registrant)

Date: September 5, 2008	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

/s/ HENRY E. DUBOIS
Henry E. Dubois
Executive Vice President and Chief Financial Officer (Principal Financial Officer)