Form 10-Q
period 2008-06-30
GeoEye, Inc.
filed 2008-09-08
CIK 1040570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, par value $0.01, as of September 3, 2008, was 17,998,573 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
GEOEYE, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As restated)		(As restated)
Revenues	$34,219	$48,254	$68,621	$85,050
Direct expenses	19,335	15,162	39,095	34,272

Gross profit	14,884	33,092	29,526	50,778
Selling, general and administrative expenses	9,604	7,385	18,544	13,979
Net (gain) loss on satellite	(9)	—	1,141	36,053

Income from operations	5,289	25,707	9,841	746
Interest expense, net	1,366	1,897	2,449	5,119
Unrealized (gain) loss on derivative instrument	(97)	(839)	1,668	999

Income (loss) before provision for income taxes	4,020	24,649	5,724	(5,372)
Provision (benefit) for income taxes	3,635	13,030	6,349	4,935

Net income (loss)	$385	$11,619	(625)	$(10,307)

Earnings per common share — basic	$0.02	$0.66	$(0.03)	$(0.59)
Earnings per common share — diluted	$0.02	$0.61	$(0.03)	$(0.59)
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$221,498	$234,324
Receivables net of allowances of $342 and $738, respectively	27,845	44,517
Other current assets	11,320	6,419

Total current assets	260,663	285,260
Property, plant and equipment, at cost, less accumulated depreciation of $14,654 and $11,817, respectively	97,396	88,418
Satellites and related rights, at cost, less accumulated depreciation and amortization of $12,219 and $10,311, respectively	368,423	346,267
Goodwill	32,612	32,612
Intangible assets	15,702	17,068
Other non-current assets	14,096	16,653
Deferred tax asset	78,721	78,721

Total assets	$867,613	$864,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,665	$17,684
Amounts payable to subcontractors	42,818	55,967
Accrued interest payable	17,188	17,292
Current portion of deferred revenue	13,823	9,499
Income tax payable	32,816	32,911

Total current liabilities	130,310	133,353

Long-term debt	247,145	246,789
Deferred revenue, net of current portion	193,860	193,860
Non-current income tax reserve	97,152	93,081

Total liabilities	668,467	667,083

Commitments and contingencies Stockholders’ equity:
Common stock, par value $0.01; 50,000,000 shares authorized; 17,997,441 shares and 17,868,153 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	180	179
Additional paid-in capital	201,792	199,938
Accumulated deficit	(2,826)	(2,201)

Total stockholders’ equity	199,146	197,916

Total liabilities and stockholders’ equity	$867,613	$864,999

See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands, except share data)

	Six Months Ended
	June 30,
		As Restated
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(625)	$(10,307)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,792	10,329
Amortization of intangible assets	1,321	—
Loss on impairment of satellite	1,141	36,053
Loss on disposal of fixed assets	—	55
Amortization of debt discount and issuance costs	1,061	2,062
Unrealized loss on derivative instrument	1,668	1,838
Stock compensation expense	261	947
Deferred income taxes	—	(4,580)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable and other current assets	16,671	(35,149)
Other assets	(4,716)	(1,410)
Accounts payable and accrued expenses	4,734	(161)
Income tax payable	(95)	—
Non-current income tax reserve	4,071	8,086
Deferred revenue, net	4,325	7,098

Net cash provided by operating activities	34,609	14,861
Cash flows from investing activities:
Capital expenditures	(49,029)	(28,157)
Payment for business acquisition, net of cash acquired	—	(8,747)

Net cash used in investing activities	(49,029)	(36,904)
Cash flows from financing activities:
Repayment of long-term debt	—	(15,443)
Issuance of common stock	1,594	360

Net cash provided by (used in) financing activities	1,594	(15,083)

Net (decrease) in cash and cash equivalents	(12,826)	(37,126)
Cash and cash equivalents, beginning of period	234,324	199,684

Cash and cash equivalents, end of period	$221,498	$162,558

Supplemental cash flow information:
Interest paid	$17,188	$17,402

Taxes paid	2,332	1,195

Non-cash items:
Capital expenditures	$(13,149)	$(16,166)
Amounts payable to subcontractors	13,149	16,166
See accompanying Notes to Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
(1) Basis of Presentation
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial information reflects all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following the instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, you should read these unaudited interim consolidated financial statements in conjunction with the audited financial statements and associated footnotes for the year ended December 31, 2007, which are included in our Form 10-K/A filed with the SEC. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.
(2) Restatement
     The Company and the Audit Committee of the Board of Directors of GeoEye, Inc. (the “Company”) concluded on August 6, 2008 that the Company should restate its financial statements and other financial information for the three month period ended March 31, 2007 and the six month period ended June 30, 2007 for the following reason: The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet for both the unpaid taxes and accrued but not paid interest and penalties on the unpaid taxes. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these corrections will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as we recognize the payments over four years for income tax purposes and over seven years for book purposes.
     The Company filed an application for change in method of accounting with the IRS on August 8, 2008. As a result of the application filed with the IRS, as of the date of this filing, management believes the uncertain tax positions have been resolved. However, we were required to restate our financial statements for each period to correctly show the appropriate accounting treatment. Management expects that the financial impacts of these corrections will be reversed in the third quarter of 2008. Reversal of the tax expense in the third quarter of 2008 is expected to cause an increase in net income by $29.5 million. Thus, while this restatement reduces net income in the periods referenced, the Company expects that net income in the third quarter of 2008 should increase by the aggregate amount of the reduction in prior periods.
     The net effect to the tax provision for the cost share adjustment was a $11.8 million provision or $0.62 per diluted share for the three months ended June 30, 2007 and a $3.5 million tax provision or $0.20 per diluted share for the six month period ended June 30, 2007. The Company also recalculated its effective tax rate for the three and six month periods ended June 30, 2007 as 38.6%. The application of interest and penalties on this effective tax rate resulted in a $13.0 million and $4.9 million provision for these periods, respectively.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, it increases operating cash flow and decreases investing cash flow by $11.6 million for the six months ended June 30, 2007.
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
Revenue Recognition
     The Company’s principal source of revenue is the sale of satellite and aerial imagery and imagery-related products and solutions to customers, value-added resellers and distributors. Such sales often require us to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. Otherwise we record revenues based on the delivery of imagery products to our customer. Deferred revenue represents receipts in advance of the delivery of imagery, imagery-related products and solutions and is generally recognized as a current liability. We also derive revenues from maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.
     Revenue is recognized on contracts to provide imagery processing services using the units-of-delivery method, a modification of the percentage of completion method whereby revenue is recognized based on the contract price of units of a basic production product delivered during a period. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.
     A significant portion of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with the Company or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.
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
Satellites and Related Rights
     The IKONOS satellite was acquired in January 2006, and as of June 30, 2008, is fully depreciated. At acquisition, the satellite was assigned an estimated useful life of 2.5 years. Based upon a recent study, we anticipate that IKONOS will remain operational until the 2010 time frame. The OrbView-2 satellite was launched in 1997 and is fully depreciated. The Company has completed the construction and pre-launch testing of GeoEye-1, its next generation, high-resolution imagery satellite, which is currently planned for launch on September 6, 2008. We are also in the initial stages of constructing a second next generation, high-resolution imagery satellite, GeoEye-2. Costs associated with the construction of both GeoEye-1 and GeoEye-2 satellites and the related ground system are capitalized when incurred. Amortization of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with construction in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized costs also include the cost of any applicable launch insurance. The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground segment and system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives when placed into service. Capitalized interest totaled approximately $61.0 million as of June 30, 2008 for the construction of GeoEye-1 and the related ground system assets.

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
     The net amount of financial assets and liabilities recorded at fair value at June 30, 2008 totaled $0.8 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The fair values of the derivative financial instruments are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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
(4) NextView Contract
     The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry by sharing the costs for the engineering, construction and launch of the next generation of imagery satellites. This program is known as NextView. On September 30, 2004, NGA announced that the Company had been awarded a contract under the NextView program. Under this program, the Company is the prime contractor constructing the GeoEye-1 satellite. The Company estimates its total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of June 30, 2008, NGA had paid the Company $193.9 million. The Company is deferring recognition of the cost share amounts as revenue until GeoEye-1 is put into service and then will recognize revenue on a straight-line basis over the imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite for financial reporting purposes. Total capitalized costs of the GeoEye-1 satellite and related ground systems incurred were $421.1 million as of June 30, 2008. Approximately $42.8 million of this amount was payable to subcontractors at June 30, 2008.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007; all of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, we entered into a new $60 million task order with NGA for the continued delivery of products from November 2007 to the commissioning of GeoEye-1, which at that time was anticipated to occur in July, 2008 after an April 2008 launch. As of June 30, 2008, the Company has received approved task orders from NGA for $49.7 million of the $60 million target discussed in November 2007. Of the $49.7 million of approved orders, we have delivered approximately $25.3 million of which $5.4 million was delivered under this task order in the second quarter of 2008. Overall, the Company has experienced a shortfall in imagery orders from NGA throughout the first six months of 2008. We believe the NGA ordering issue will resolve itself over the coming months as we conclude negotiations of a Service Level Agreement (SLA) with NGA that would streamline the order placement and delivery processes between NGA and the Company. We believe this SLA should be in place by the time we commence GeoEye-1 operations later this year.
     The NextView contract, as modified, and the SLA we are currently negotiating provide the ability for the Company to use either of the high resolution spacecraft in the constellation to collect any assigned target as long as the chosen satellite meets the technical specifications of that target. Based on NGA’s public announcement of ongoing support requirements, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by the contract. The Company anticipates that NGA will account for a significant portion of the imagery-taking capacity during this period, with the remaining capacity available to generate commercial sales, sales to international ground station customers and on-line search engine customers.

     We continue to make progress toward launch of the GeoEye-1 satellite. In early July 2008, a satellite Mission Readiness Review was completed, satisfying a milestone under the contract with NGA. During that review, we verified that the performance of the satellite meets our pre-defined requirements and that there were no hardware issues detected that would require resolution prior to launch. There are still some actions to be completed before launch, including finalizing all of the satellite documentation, but no major issues were detected. As a result of completing this milestone, we invoiced NGA for the $30 million attributable to the milestone and received this payment in early August 2008. Additionally, United Launch Alliance held a Pre-Vehicle on Stand review to assess the status of the launch vehicle program and to determine readiness of whether to begin the process of assembling our Delta 2 vehicle on the launch pad or not. As a result of the review, United Launch Alliance determined that the satellite is ready and assembly of the Delta 2 rocket began on July 3, 2008. After successfully passing these key milestone reviews, the satellite was shipped on July 9, 2008 to Vandenberg Air Force Base and arrived safely on July 10, 2008. GeoEye-1 is now in its final preparation stages for its launch which is currently planned for September 6, 2008.
     In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure or if on-orbit anomalies prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company total approximately $41.5 million. As of June 30, 2008, we paid $2.2 million of the insurance premium. An additional $33.8 million of the insurance premiums was paid on July 17, 2008. The remaining $5.5 million will be paid in two equal installments on the first and second anniversaries of GeoEye-1’s launch date. The portion of the premiums associated with the insurance covering launch and check-out will be capitalized as part of the satellite’s cost and depreciated over the estimated seven year life while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.
     In August 2008, in accordance with our previously stated intent, we sought additional insurance. We purchased an additional $50 million of launch plus first year on-orbit insurance to be paid in the event of a total loss of the satellite. The premiums paid to the underwriters in August were approximately $6.1 million. The portion of the premiums associated with covering the launch and check-out will be capitalized as part of the satellite’s cost and depreciated over the estimated seven year life while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.
(5) Loss of OrbView-3 Satellite
     On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. On April 23, 2007, we announced that the satellite had been declared permanently out of service due to an electronic system failure within the camera. The Company recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. The Company submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007.
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This obligation was written off in the first quarter of 2007 in conjunction with the loss of the OrbView-3 satellite. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed through an arbitration process. On April 22, 2008, the arbitrator decided in favor of Orbital Sciences and in April 2008, we paid Orbital Sciences $1.1 million which included accrued interest. This amount was recorded in the first quarter of 2008.
(6) MJ Harden Acquisition
     On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a provider of both digital electro-optical and LiDAR imagery and location-based information solutions. With this acquisition, GeoEye has access to MJ Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include oil and gas pipeline companies, utilities, engineering firms, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas, and has approximately 60 employees.
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

(7) Other Comprehensive Income
     For the three and six months ended June 30, 2008 and 2007, respectively, there were no material differences between net income as reported and comprehensive income.
(8) Earnings per Common Share
     The computations of basic and diluted loss per common share were as follows for the three and six months ended June 30, 2008 and 2007, respectively (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		As Restated		As Restated
	2008	2007	2008	2007
Numerator for basic and diluted earnings per common share:
Earnings (loss) available to common stockholders	$385	$11,619	$(625)	$(10,307)

Denominator for basic and diluted earnings per common share:
Average number of common shares outstanding for basic computations	17,993,466	17,611,016	17,945,894	17,550,658
Dilutive effect of warrants	1,763,942	1,464,485	— (a)	— (a)
Dilutive effect of stock options	142,861	81,478	—	—
Dilutive effect of restricted stock units	—	—	—	—
Dilutive effect of director stock units	46,684	52	—	—

Average number of common shares outstanding for diluted computations	19,946,953	19,157,031	17,945,894 (a)	17,550,658 (a)
Earnings per common share — basic (b)	$0.02	$0.66	$(0.03)	$(0.59)

Earnings per common share — diluted (b)	$0.02	$0.61	$(0.03)	$(0.59)

(a)	All warrants, stock options and stock units were anti-dilutive for the six months ended June 30, 2007 and June 30, 2008 because the Company incurred a loss in that period.
(b)	Refer to Note 2 to the Condensed Consolidated Financial Statements for the impact of the restatement on earnings per common share.
(9) Long Term Debt
     On June 29, 2005, we issued $250 million aggregate principal amount of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The Notes were offered in a private placement to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary. ORBIMAGE Inc., to be used for construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. The Notes were issued at a discount of two percent of total principal. Consequently, we received $245 million of cash proceeds at closing. Approximately $8.9 million was used to pay certain transaction-related expenses. We recorded a loss of approximately $2.7 million relating to the early extinguishment of the Senior Subordinated Notes during 2005. In June 2006, we filed a registration statement with the SEC under Form S-3, which enabled the holders to exchange the Notes for publicly registered Notes with substantially identical terms.
     Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. Prior to August 15, 2007, we had the ability to redeem all or part of the Notes at any time on or after July 1, 2008, provided the GeoEye-1 launch took place on or prior to August 15, 2007. With the delay of the launch into 2008, we may redeem the Notes at any time after July 1, 2008 plus the number of days that will have elapsed from February 15, 2007 to the launch of GeoEye-1. If the launch takes place as currently planned, the Notes could be redeemed beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.
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
(10) Income Taxes
     The Company recorded a provision for income taxes of $3.6 million for the second quarter of 2008 and $6.3 million for the six months ended June 30, 2008. The Company recorded a provision for income taxes of $13.0 million for the second quarter of 2007 and $4.9 million for the six months ending June 30, 2007. The tax provision was calculated using the Company’s estimated effective tax rate of 39.8% for 2008 and 38.6% for 2007 prior to the application of penalties and interest related to the cost share payments.
     The Company recently completed a detailed study analyzing its tax accounting methods, and the Company discovered that it had not correctly included in taxable income the $194 million cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods. These penalties and interest amount to $8 thousand in 2005, $11.5 million in 2006, $14 million in 2007 and $2.0 million in the first quarter and 2.0 million in the second quarter of 2008. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. This new accounting method for cost-share payments is to recognize the payments for tax purposes at the time the Company is entitled to receive them. As a result of the Company’s application filed with the IRS, payments for the past due amounts will be made over the next four years, starting in third quarter 2008, which is the standard practice when a company applies for a change in accounting method. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed.
     Also as a result of the filing, management expects that the cumulative financial impact of these corrections for tax interest and penalties will be reversed in the third quarter of 2008. That reversal will result in an increase in net income for the third quarter of 2008 of $29.5 million, including $2.0 million of tax related expenses recorded in both the first quarter and the second quarter of 2008, respectively.
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
Stock Options
     Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 4 - 5 years of continuous service and have 8 to 10-year contractual terms. The Company recognized expense associated with stock-based compensation of approximately $0.2 million in the second quarter of 2008 and $0.3 million year to date 2008 which reduced both earnings per basic and diluted share by $0.01 for both periods. Stock-based compensation expense for the second quarter in 2007 was $0.6 million and $0.9 million year to date 2007, which reduced both basic and diluted shares by $0.03 and $0.05, respectively. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The cash received from the exercise of options and the related tax benefit realized for the tax deductions from exercise of the share-based payment arrangements were not material.
     The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Volatility	56.36%	52.35%	51.0% - 75.0%	52.35% - 63.87%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.35%	4.54% - 4.96%	3.35% - 4.09%	4.34% - 4.70%
Expected average life	7.39 years	5.25 - 6.24 years	7.39 years	5.25 - 6.24 years
Exercise price per option	$17.28	$18.00 - $18.11	$17.28 - $30.45	$18.00 - $18.11
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
     On January 3, 2008, the Company issued 12,136 deferred stock units (“DSUs”) to its non-employee directors. These DSUs vest in two installments: at six months after grant and at 12 months after grant. These DSUs will be settled in shares of the Company’s common stock six months after the non-employee director’s separation from Board service. DSUs are included in the Company’s diluted earnings per share calculations.
(12) Industry Segments and Major Customers
     The Company operates in two industry segments: Imagery and Production and Other Services. The business segments have been organized based on the nature of the products and services offered. In the following tables of financial data, the total of the operating results of these industry segments, inclusive of allocations of indirect and SG&A expenses, is reconciled to the corresponding consolidated amount.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales
Imagery	$22,614	$36,559	$46,181	$65,206
Production and Other Services	11,605	11,695	22,440	19,844

Total net sales	$34,219	$48,254	$68,621	$85,050

Operating profit (loss)
Imagery	5,483	21,553	8,874	$(8,129)
Production and Other Services	(194)	4,154	967	8,875

Total operating profit (loss)	$5,289	$25,707	$9,841	$746

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
     The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $11.8 million for the second quarter of 2008, which represents 35 percent of total revenues for the current quarter and $25.3 million or 37 percent of total year to date revenue for 2008. Total revenues from the U.S. Government for the corresponding quarter of 2007 were $28.5 million, which represents 59 percent of total revenues for that period and $46.9 million or 55 percent of total year to date revenue for 2007.

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

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$12,811	$26,413	$(5,005)	$34,219
Direct expenses	—	10,745	13,595	(5,005)	19,335

Gross profit	—	2,066	12,818	—	14,884
Selling, general and administrative expenses	—	2,012	7,592	—	9,604
Gain on impairment of satellite	—	(9)	—	—	(9)

Income from operations	—	63	5,226	—	5,289
Interest expense (income), net	2,983	(1,129)	(488)	—	1,366
Unrealized gain on derivative instrument	(97)	—	—	—	(97)
Equity in earnings of subsidiaries	(2,123)	—	—	2,123	—

Income (loss) before provision for income taxes	(763)	1,192	5,714	(2,122)	4,020
Provision (benefit) for income taxes	(1,148)	2,509	2.274	—	3,635

Net income (loss)	$385	$(1,317)	$3,440	$(2,122)	$385

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007
(Unaudited; in thousands)
(As restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$36,313		$37,892		$(25,951)	$48,254
Direct expenses	—		29,502		11,611		(25,951)	15,162

Gross profit	—		6,811		26,281		—	33,092
Selling, general and administrative expenses	—		444		6,941		—	7,385

Income from operations	—		6,367		19,340		—	25,707
Interest expense (income), net	3,197		(1,074)		(226)		—	1,897
Gain on derivative instrument	(839)		—		—			(839)
Equity in earnings of subsidiaries	(13,066)		—		—		13,066	—

Income (loss) before provision for income taxes	10,708		7,441		19,566		(13,066)	24,649
Provision (benefit) for income taxes	(911	)(a)	6,381	(a)	7,560	(a)	—	13,030

Net income (loss)	$11,619		$1,060		$12,006		$(13,066)	$11,619

(a)	The provision for income taxes and net income have been adjusted by ($1,622), $6,381 and $7,046 for the parent, guarantor subsidiary, and non-guarantor subsidiaries respectively.

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$26,349	$52,449	$(10,177)	$68,621
Direct expenses	—	21,306	27,966	(10,177)	39,095

Gross profit	—	5,043	24,483	—	29,526
Selling, general and administrative expenses	—	3,610	14,934	—	18,544
Loss on impairment of satellite		1,141			1,141

Income from operations	—	292	9,549	—	9,841
Interest expense (income), net	5,840	(2,903)	(488)	—	2,449
Unrealized loss on derivative instrument	1,668	—	—		1,668
Equity in earnings of subsidiaries	(3,895)	—	—	3,895	—

Income (loss) before provision for income taxes	(3,613)	3,195	10,037	(3,895)	5,724
Provision (benefit) for income taxes	(2,988)	5,342	3,995	—	6,349

Net income (loss)	$(625)	$(2,147)	$6,042	$(3,895)	$(625)

GEOEYE, INC.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
(Unaudited; in thousands)
(As restated)

	Unconsolidated
					Non-
			Guarantor		Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
Revenues	$—		$43,207		$67,839		$(25,996)	$85,050
Direct expenses	—		38,323		21,945		(25,996)	34,272

Gross profit	—		4,884		45,894		—	50,778
Selling, general and administrative expenses	—		3,964		10,015		—	13,979
Loss on impairment of satellite	—		36,053		—		—	36,053

Income from operations	—		(35,133)		35,879		—	746
Interest expense (income), net	6,321		(2,358)		1,156		—	5,119
Unrealized loss on derivative instrument	999		—		—		—	999
Equity in earnings of subsidiaries	5,817		—		—		(5,817)	—

Income (loss) before provision for income taxes	(13,137)		(32,775)		34,723		5,817	(5,372)
Provision (benefit) for income taxes	(2,830	)(a)	(5,652	)(a)	13,417	(a)	—	4,935

Net income (loss)	$(10,307)		$(27,123)		$21,306		$5,817	$(10,307)

(a)	The provision for income taxes and net income have been adjusted by $(3,745), $(5,652) and $12,903 for the parent, guarantor subsidiary, and non-guarantor subsidiaries respectively.

GEOEYE, INC.
Condensed Consolidating Balance Sheet
June 30, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$20,387	$84,514	$116,597	$—	$221,498
Receivables, net	—	13,530	14,315	—	27,845
Amounts due from related parties	3	11,086	2,833	(2,602)	11,320
Other current assets	182,099	—	—	(182,099)	—

Total current assets	202,489	109,130	133,745	(184,701)	260,663
Property, plant and equipment, net	—	82,169	15,227	—	97,396
Satellites and related rights, net	—	368,423	—	—	368,423
Investment in subsidiaries	261,672	—	—	(261,672)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	50	15,652	—	15,702
Other non-current assets	12,020	76	2,000	—	14,096
Deferred tax asset	—	78,721	—	—	78,721

Total assets	$476,181	$667,059	$170,746	$(446,373)	$867,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1	$14,218	$12,048	(2,602)	$23,665
Amounts payable to related parties	—	106,593	75,506	(182,099)	—
Amounts payable to subcontractors	—	42,818	—	—	42,818
Accrued interest payable	17,188	—	—	—	17,188
Current portion of deferred revenue	—	6,224	7,599	—	13,823
Income tax payable	12,701	20,115	—	—	32,816
Other payables	—	—	—	—	—

Total current liabilities	29,890	189,968	95,153	(184,701)	130,310
Long-term debt	247,145	—	—	—	247,145
Non-current income tax reserve	—	97,152	—	—	97,152
Deferred revenue, net of current portion	—	193,860	—	—	193,860

Total liabilities	277,035	480,980	95,153	(184,701)	668,467
Stockholders’ equity	199,146	186,079	75,593	(261,672)	199,146

Total liabilities and stockholders’ equity	$476,181	$667,059	$170,746	$(446,373)	$867,613

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

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,852)	$15,135	$39,326	$—	$34,609
Cash flows from investing activities:
Capital expenditures	—	(47,442)	(1,587)	—	(49,029)

Net cash used in investing activities	—	(47,442)	(1,587)	—	(49,029)
Cash flows from financing activities:
Issuance of common stock	1,594	—	—	—	1,594

Net cash provided by financing activities	1,594	—	—	—	1,594

Net (decrease) increase in cash and cash equivalents	(18,258)	(32,307)	37,739	—	(12,826)
Cash and cash equivalents, beginning of period	38,645	116,821	78,858	—	234,324

Cash and cash equivalents, end of period	$20,387	$84,514	$116,597	$—	$221,498

GEOEYE, INC.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(Unaudited; in thousands)

	Unconsolidated
			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$892	$(4,201)	$18,170	$—	$14,861
Cash flows from investing activities:
Capital expenditures	—	(25,463)	(2,694)	—	(28,157)
Payment for business acquisitions, net of cash acquired	—	—	(8,747)	—	(8,747)

Net cash used in investing activities	—	(25,463)	(11,441)	—	(36,904)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	360	—	—	—	360

Net cash provided by (used in) financing activities	360	—	(15,443)	—	(15,083)

Net increase (decrease) in cash and cash equivalents	1,252	(29,664)	(8,714)	—	(37,126)
Cash and cash equivalents, beginning of period	55,056	105,056	39,572	—	199,684

Cash and cash equivalents, end of period	$56,308	$75,392	$30,858	$—	$162,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     On August 6, 2008, we concluded that the Company should restate its financial statements for the quarter ended September 31,2007, the year ended December 31, 2007 and for the quarter ended March 31, 2008. These restatements should not have a big economic impact on the Company. There were three reasons for the restatements. The first reason affects periods in 2007, the quarter ended March 31, 2008 and the six months ended June 30, 2008. The second and third reasons only affected periods in 2007.
     (1) The Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. However, the Company filed an application for change in method of accounting with the Internal Revenue Service (“IRS”) on August 8, 2008 which management believes will eliminate all of the tax interest and penalties. As a result, management expects that the financial impact of these interest and penalties will be reversed in the third quarter of 2008. Management believes that reversal will result in an increase in net income for the third quarter of 2008 equal to the reduction in net income in previous periods. Management believes a second result of this accounting method change is a change in the timing of the payment of taxes on the cost-sharing payments, as in the liquidity section.
     (2) The Company completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (“Section 382”) on ownership changes. Application of the findings of this study resulted in a decrease in income tax expense and related tax liabilities from the amounts reported on the Company’s Report on Form 10-K for the year ended December 31, 2007 because the previously identified ownership change occurred earlier than previously reported and thus eliminated fewer net operating losses. This item does not affect the periods in this Form 10-Q.
     (3) In connection with an internal review, the Company identified a decrease in direct expenses in 2007 due to an overstatement of the cost of imagery purchased from third parties associated with imagery sales in 2007. This item does not affect the periods in this Form 10-Q.
      In addition, our cash flow statements have been adjusted to reclassify the capitalized interest and other working capital items from operating cash flow into investing activities. While this does not change the overall cash flow analysis, it increases operating cash flow and decreases investing cash flow by $11.6 million for the six months ended June 30, 2007.
     For a discussion of the restatement adjustments and the background leading to the adjustments, see Note 2 of the condensed financial statement, all amounts in this Form 10-Q affected by the restatement adjustments reflect such amounts as restated.
OVERVIEW
     GeoEye, Inc. (“GeoEye” or the “Company”), together with its consolidated subsidiaries, provides geospatial information, imagery and solutions for the national security community, strategic partners, resellers and commercial customers to help them better map, measure and monitor the world. Geospatial information is geographic information that can be used to identify a particular location’s spatial relationship to other locations.

     We operate a constellation of Earth imaging satellites and mapping aircraft which collect, process, and distribute digital imagery of the Earth’s surface, atmosphere and weather conditions and have an international network of ground stations, a robust imagery archive, and advanced location-based imagery processing capabilities. We maintain image processing and production centers at our headquarters in Dulles, Virginia and our facilities in Thornton, Colorado and Mission, Kansas. Our advanced image processing and location-based information technology development and production center in St. Louis, Missouri is a world-renowned center for innovation in the industry. Our satellite system also includes a U.S. ground system, including four ground stations owned or leased by the Company, to operate the satellites and to collect, process, and distribute imagery from the satellites.
     We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”), and we have a license to operate and control the OrbView-2 satellite. We acquired mapping aircraft in March 2007 upon our purchase of MJ Harden & Associates, Inc. (“MJ Harden”). The construction and pre-launch testing of our next-generation, high-resolution imagery satellite, designated as GeoEye-1, has been successfully completed. On July 10, 2008, GeoEye-1 arrived at Vandenberg Air Force Base in California and preparations continue for its planned launch on September 6, 2008.
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
     NextView Program. The U.S. Government, through the National Geospatial-Intelligence Agency (“NGA”), announced in 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract as the second provider under the NextView program. As part of the contract, we have been, as prime contractor, constructing a new satellite, GeoEye-1 and have completed all satellite development. As of August 11, 2008, the satellite is at the Payload Processing Facility at Vandenberg Air Force Base and is ready for launch. We estimate the total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service will be approximately $502 million. We have spent approximately $421.1 million under the program through June 30, 2008. Remaining expenditures under the program principally consist of milestone payments to our subcontractors, launch and on-orbit insurance premiums and capitalized interest. NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through June 30, 2008, we have received $193.9 million of milestone payments from NGA.
     In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure or on-orbit anomalies which prevent the satellite from being placed into service. The premiums to be paid to the underwriters by the Company total approximately $41.5 million. As of June 30, 2008, we paid $2.2 million of the insurance premium. An additional $33.8 million of the insurance premiums was paid on July 17, 2008. The remaining $5.5 million will be paid in two equal installments on the first and second anniversary of GeoEye-1’s launch date. The portion of the premiums associated with the insurance covering launch and check-out will be capitalized as part of the satellite’s cost and depreciated over the estimated seven year life while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.
     In accordance with our previously stated intent, in August 2008, we purchased an additional $50 million of launch plus first year on-orbit insurance to be paid in the event of a total loss of the satellite. The premiums paid to the underwriters in August were approximately $6.1 million. The portion of the premiums associated with covering the launch and check-out will be capitalized as part of the satellite’s cost and and depreciated over the estimated seven year life while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.
     We continue to make progress toward launch of the GeoEye-1 satellite. In early July 2008, a satellite Mission Readiness Review was completed. During that review, we verified that the performance of the satellite meets our pre-defined requirements and that there were no hardware issues detected that would require resolution prior to launch. There are still some actions to be completed before launch, including finalizing all of the satellite documentation, however, no major issues were detected. Additionally, United Launch Alliance held a Pre-Vehicle on Stand review to assess the status of the launch vehicle and to determine whether to begin the process of assembling our Delta 2 vehicle on the launch pad. As a result of the review, United Launch Alliance determined that the satellite is ready and assembly of the Delta 2 rocket began on July 3, 2008. After successfully passing these key milestone reviews, the satellite was shipped on July 9, 2008 to Vandenberg Air Force Base and arrived safely on July 10, 2008. GeoEye-1 is now in its final preparation stages for its launch which is planned for September 6, 2008.
     We believe that when it is launched and placed into service, GeoEye-1 will be the most modern, high-capacity, high-resolution commercial imaging satellite in the world. GeoEye-1 is designed for 0.41 meter (16 inch) resolution panchromatic (black and white) images, and 1.65 meter resolution multi-spectral (color) images, with the capability to take black and white images of up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, or combined panchromatic and multi-spectral images of up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year. GeoEye-1 and IKONOS, operating together, will collect up to 500,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better in black and white and color.
     The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after GeoEye-1 goes into service. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, we entered into a new $60 million task order with NGA for the continued delivery of products from November 2007 to the commissioning of GeoEye-1, which at that time was anticipated to occur in July 2008 after an April 2008 launch. As of June 30, 2008, the Company has received approved task orders from NGA for $49.7 million of the $60 million target discussed in November 2007. Of the $49.7 million of approved orders, we have delivered approximately $25.3 million of which $5.4 million was delivered under this task order in the second quarter of 2008. Overall, the Company has experienced a shortfall in imagery orders from NGA throughout the first six months of 2008. We believe the NGA ordering issue will resolve itself over the coming months as we conclude negotiations of a Service Level Agreement (SLA) with NGA that would streamline the order placement and delivery processes between NGA and the Company. We believe this SLA should be in place by the time we commence GeoEye-1 operations for NGA later this year.
     Once the GeoEye-1 satellite is placed into service, NGA will have the first right to order images from a significant portion of the satellite’s imagery-taking capacity, with the remainder available for commercial and state and foreign government sales by the Company. GeoEye-1 is intended to have a design life of seven years and sufficient fuel to operate for up to two additional years. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.
     GeoEye-2 Satellite. In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in late 2008, although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder. Total capitalized costs for GeoEye-2 were approximately $15.7 million as of June 30, 2008.
RESULTS OF OPERATIONS
     The condensed financial information presented herein is unaudited.
     Revenues. Total revenues for the Company were $34.2 million and $48.3 million for the three months ended June 30, 2008 and 2007, respectively and $68.6 million and $85.1 million for the six months ended June 30, 2008 and 2007, respectively. Revenue decreases in both periods compared were primarily attributable to a reduction of imagery and production services delivered to NGA, our largest customer.
     The $14.1 million decrease in revenue in the second quarter of 2008 versus 2007 was attributable to a $16.0 million decrease in delivered imagery and production services to NGA which management believes is due to the delay in launch of GeoEye-1, which was offset by a $1.1 million increase in SeaStar revenue and $0.5 million increase of commercial production and services revenue from our MJ Harden operations. On a year to date comparison, total revenues decreased by $16.5 million for the six months ended June 30, 2008 versus 2007. Our deliveries of imagery and production services to NGA decreased by $20.6 million, which was partially offset by an $0.8 million increase from equipment sales relating to ground station upgrades, $1.0 million of increased SeaStar buoy sales and $2.2 million increase from our MJ Harden operations. MJ Harden is a provider of digital aerial imagery and location-based information solutions which we acquired in March 2007.

     Direct Expenses. Direct expenses include the costs of operating and depreciating our satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations. Labor expenses are the largest component of direct expenses. Direct expenses were $19.3 million and $15.2 million for the three months ended June 30, 2008 and 2007, respectively and $39.1 million and $34.3 million for the six months ended June 30, 2008 and 2007, respectively.
     The $4.1 million increase in direct expenses for the second quarter of 2008 is attributable to $1.5 million of increased headcount and labor costs as we prepare to launch our GeoEye-1 satellite, a $1.0 million increase in production costs relating to an NGA order and an increase of $1.2 million for purchased imagery from our regional affiliates. The $4.8 million of increased direct expenses on a year to date basis includes $1.0 million of direct expenses associated with our MJ Harden operations, which we acquired in March 2007, $2.7 million of increased headcount and labor costs as we prepare to launch our GeoEye-1 satellite, $1.3 million increase in production costs relating to an NGA order, the completion of a ground station upgrade for an international customer in 2008 for $1.3 million, $0.9 million in additional SeaStar costs attributable to the buoy sales and net increases in purchased imagery of $2.9 million. These year to date increases were offset by the absence of $5.3 million of depreciation expense resulting from the write-off of the OrbView-3 satellite and related assets during March 2007 as discussed below.
     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $9.6 million and $7.4 million for the three months ended June 30, 2008 and 2007, respectively and $18.5 million and $14.0 million for the six months ended June 30, 2008 and 2007, respectively. This $2.2 million increase for the three months ended and $4.5 million increase for the six months ended is attributable to increased headcount as we prepare to launch our GeoEye-1 satellite in September 2008 and increases in sales and marketing and other support-related activities, particularly with regard to labor, commissions, travel and bid and proposal activities. These activities have increased in preparation of the upcoming GeoEye-1 launch.
     Loss on Impairment of Satellite. On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. On April 23, 2007, we announced that the satellite had been declared permanently out of service due to an electronic system failure within the camera. We recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. The Company submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007.
     We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This obligation was written off in the first quarter of 2007 in conjunction with the loss of the OrbView-3 satellite. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed through an arbitration process. On April 22, 2008, the arbitrator decided in favor of Orbital Sciences and in April, 2008, we paid Orbital Sciences $1.1 million which included accrued interest. This amount was recorded in the first quarter of 2008.
     Interest Expense, net. We recorded net interest expense of approximately $1.4 and $1.9 million in both three month periods ending June 30, 2008 and 2007, respectively. Net interest expense for the six months ended June 30, 2008 and 2007 was $2.5 million and $5.1 million, respectively. As presented in the table below, the majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s $250 million Senior Secured Floating Rate Notes due 2012 (the “Notes”). Interest expense incurred on these Notes includes amortized prepaid financing costs and amortization of debt discount and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems. The composition of interest costs incurred on the Notes is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense	$3,099	$3,604	$6,177	$7,383
Capitalized interest	6,377	5,874	12,672	11,572
Total interest costs on Notes	$9,476	$9,478	$18,849	$18,955

     Total interest expense incurred on the Notes for both three months ended June 30, 2008 and 2007 was $9.5 million. The Company also recorded interest income of $1.2 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively, which offset interest expense. Total interest expense incurred on the Notes was $18.9 million and $19.0 million for the six months ended June 30, 2008 and 2007, respectively. In addition, as more fully described in the Liquidity and Capital Resources section below, in February 2007 we repaid the remaining $15.4 million principal balance of loans incurred to finance the Space Imaging acquisition in January 2006. Interest expense related to these loans was $1.4 million inclusive of amortization of prepaid financing costs. The Company recorded interest income of $1.2 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively and $3.2 million and $3.7 million for the six month periods ended June 30, 2008 and 2007, respectively, offsetting interest expense in those periods.
     Unrealized Loss on Derivative Instrument. In February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap. Our previous interest rate swap agreement, which the Company entered into in June 2005, terminated as of June 30, 2008. In June 2005, the Company entered into an interest rate swap agreement, which effectively maintained a fixed interest rate of 13.75% on our $250 million of long-term debt during that period.
     Although the interest rate swap and rate cap agreements provide the Company with an economic hedge against interest rate risk, the Company is applying “mark to market” accounting, the effect of which is the inclusion in net income of any increases or decreases in the fair value of derivative instruments previously designated as hedges during the periods in which such increases or decreases in their fair values occurred. We recorded unrealized gains on these derivative instruments of $0.1 million and $0.8 million for the three month periods ended June 30, 2008 and June 30, 2007, respectively. We recorded unrealized losses on these derivative instruments of $1.7 million and $1.0 million for the six month periods ended June 30, 2008 and 2007, respectively.
     Provision for Income Taxes. The Company recorded a provision for income taxes of $3.6 million for the second quarter of 2008 and $6.4 million for the six months ended June 30, 2008. The tax provision was calculated using the Company’s estimated effective tax rate of 39.8% prior to the application of penalties and interest related to the cost share payments. The Company recorded a provision for income taxes of $13.0 million for the second quarter of 2007 and $4.9 million for the six months ended June 30, 2007. The tax provision was calculated using the Company's effective tax rate of 38.6% prior to the application of penalties and interest relating to the cost-share payments.
     Backlog. Total negotiated backlog was $267.0 million at June 30, 2008 and $237.7 million at December 31, 2007. This amount includes NGA’s expected remaining milestone payments of $43.5 million related to GeoEye-1 construction costs. As of July 10, 2008, we successfully completed the Mission Readiness milestone and invoiced NGA for $30.0 million of the remaining $43.5 million. These amounts include both funded backlog (unfilled firm orders for our products and services for which funding has been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Negotiated backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $135.5 million at June 30, 2008 and $139.7 million at December 31, 2007. NGA’s share of GeoEye-1 construction costs of up to $237.4 million will be recognized as revenue on a straight-line basis over the expected imagery delivery term of the program, which we expect to be equivalent to the useful life of GeoEye-1, once GeoEye-1 is placed into service. Customer contracts are generally for terms of one to four years, and the customers have options to renew.
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
     Net cash provided by operating activities was $34.6 million and $14.9 million for the six months ended June 30, 2008 and June 30, 2007, respectively.
     Net cash used in investing activities was $49.0 million and $36.9 million for the six months ended June 30, 2008 and 2007, respectively. Capital expenditures were $12.1 million more in the current six month period compared to the similar period in the prior year due mostly to increased cash outflows for expenditures related to the construction of GeoEye-1 and its related ground system assets. In addition, during the six month period of 2007, the Company used $8.7 million of cash to purchase the MJ Harden operations and acquire a 4.9 percent ownership interest in SPADAC, Inc.

     Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2008 and were associated with issuances of common stock related to stock option exercises. Net cash used in financing activities was $15.1 million for the six months ended June 30, 2007. As discussed above, we repaid the remaining $15.4 million balance on the debt that had been incurred to purchase the Space Imaging operations during the first quarter of 2007.
     On June 30, 2008, we had $221.5 million of cash and cash equivalents from our combined operations. At that date, our total long-term debt consists of $250 million of Senior Secured Floating Rate Notes, net of unamortized discount of $2.9 million. Our debt-to-total capital ratio (debt/debt plus equity), net of unamortized discounts, was approximately 53 percent at June 30, 2008 as compared to 61 percent a year ago. Our stockholders’ equity was $199.1 million at June 30, 2008.
     Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. We may redeem the Notes at any time after July 1, 2008 plus the number of days that will have elapsed from February 15, 2007 to the launch of GeoEye-1. If the planned September 4, 2008 launch occurs, the Notes could be redeemed beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.
     The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. As stated previously, in February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates after the expiration of our interest rate swap by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap is effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap and as of June 30, 2008, the interest rate cap agreement’s fair value was adjusted to $0.7 million.
     Approximately $42.8 million of our cash balance at June 30, 2008 is committed for payments to subcontractors under the NextView program. Our performance under the NextView contract will require GeoEye to make additional capital expenditures to complete the launch of the GeoEye-1 satellite. Total funding of the Company’s operations and obligations under the NextView contract requires approximately $265 million, most of which has been incurred. We have funded our non-NextView capital expenditures and cash flows from operating activities using cash on hand and revenues from existing contracts. We have repaid the indebtedness incurred to finance the Space Imaging acquisition with the operating cash flows of the acquired business.
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
     In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite, GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in 2008 although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.

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
     During the quarter ended June 30, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2007.
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
     The net amount of assets and liabilities recorded at fair value at June 30, 2008 totaled $0.8 million and were related to our derivative financial instruments. We determined the fair values of these financial instruments using Level 2 inputs. The fair values of the derivative financial instruments are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.
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

     Accordingly, management determined that these control deficiencies constitute material weaknesses. As a result of the assessment performed and the material weaknesses noted, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2008.
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
Item 1A. Risk Factors
     We do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Form 10-K/A.
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