Form 10-Q
period 2008-09-30
GeoEye, Inc.
filed 2008-11-18
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33015

GEOEYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of Common Stock, par value $0.01, as of November 14, 2008, was 18,290,643 shares.

GeoEye, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited; in thousands, except per share amounts)

Revenues	$35,840	$53,750	$105,971	$138,800
Direct expenses	17,775	19,125	57,226	53,397

Gross profit	18,065	34,625	48,745	85,403
Selling, general and administrative expenses	9,648	8,863	28,455	22,842
Satellite impairment (settlement)	—	(36,053)	1,141	—

Income from operations	8,417	61,815	19,149	62,561
Net gain on satellite insurance proceeds	—	(3,010)	—	(3,010)
Interest expense, net	2,783	4,637	8,540	16,760

Income before provision for income taxes	5,634	60,188	10,609	48,811
Income tax (benefit) provision	(25,994)	27,115	(19,645)	32,051

Net income	$31,628	$33,073	$30,254	$16,760

Earnings per common share:
Basic	$1.76	$1.89	$1.69	$0.96
Diluted	$1.57	$1.71	$1.49	$0.87
Weighted average common shares outstanding:
Basic	17,961	17,523	17,901	17,513
Diluted	20,143	19,289	20,262	19,165

See accompanying notes to consolidated financial statements (unaudited).

GEOEYE, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited; in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$146,066	$226,761
Short-term investments	3,813	7,563
Trade receivables, net of allowance for doubtful accounts of $750 and $738	23,915	28,124
Unbilled receivables	2,087	16,393
Other current assets	17,945	6,419

Total current assets	193,826	285,260
Property, plant and equipment, net of accumulated depreciation of $16,548 and $11,817	101,427	87,988
Satellites and related rights, net of accumulated depreciation and amortization of $12,219 and $10,311	421,766	338,730
Goodwill	32,612	32,612
Intangible assets	15,018	17,068
Other non-current assets	13,082	16,653
Deferred tax asset	33,114	78,721

Total assets	$810,845	$857,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,168	$18,148
Amounts payable to subcontractors	28,138	55,967
Accrued interest payable	7,889	17,292
Current portion of deferred revenue	41,553	11,009
Income tax payable	26,356	29,673

Total current liabilities	134,104	132,089
Long-term debt	247,324	246,789
Deferred revenue, net of current portion	198,449	193,860
Non-current income tax reserve	1,783	93,081

Total liabilities	581,660	665,819
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 18,267,974 shares and 17,868,153 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	182	179
Additional paid-in capital	207,653	199,938
Retained earnings (accumulated deficit)	21,350	(8,904)

Total stockholders’ equity	229,185	191,213

Total liabilities and stockholders’ equity	$810,845	$857,032

See accompanying notes to consolidated financial statements (unaudited).

GEOEYE, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited; in thousands)

Cash flows from operating activities:
Net income	$30,254	$16,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,708	11,272
Amortization of intangible assets	1,982	2,772
Net loss (gain) on satellite impairment	1,141	(3,010)
Loss on disposal of fixed assets	—	55
Amortization of debt discount and issuance costs	2,648	2,945
Loss on undesignated derivative instrument	1,977	3,097
Deferred income taxes	(49,008)	23,072
Stock-based compensation expense	2,601	1,703
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable and other current assets	14,272	(16,262)
Other assets	(520)	6,232
Accounts payable and accrued expenses	1,476	(7,798)
Deferred revenue, net	31,887	8,544

Net cash provided by operating activities	45,418	49,382
Cash flows from investing activities:
Capital expenditures (including capitalized interest)	(130,943)	(34,657)
Satellite insurance proceeds	—	40,000
Payment for business acquisition, net of cash acquired	—	(10,027)
Purchase (maturity) of short-term investments	3,750	(2,255)

Net cash used in investing activities	(127,193)	(6,939)
Cash flows from financing activities:
Repayment of long-term debt	—	(15,443)
Issuance of common stock	1,080	360

Net cash provided by (used in) financing activities	1,080	(15,083)

Net (decrease) increase in cash and cash equivalents	(80,695)	27,360
Cash and cash equivalents, beginning of period	226,761	194,376

Cash and cash equivalents, end of period	$146,066	$221,736

Supplemental cash flow information:
Interest paid, net of capitalized interest	$34,375	$34,589
Income taxes paid	28,587	1,436
Non-cash items:
Accrued capital expenditures	$28,138	$55,967

See accompanying notes to consolidated financial statements (unaudited).

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(1)	Basis of Presentation

The consolidated financial statements of GeoEye, Inc. (“GeoEye” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2007, has been prepared without audit. The consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these unaudited financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the accompanying notes included in GeoEye’s Annual Report on Form 10-K/A for the year ended December 31, 2007. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

During the quarter ended September 30, 2008, we determined that capitalized interest had been calculated without properly considering amounts payable to subcontractors. Consequently, interest expense has been increased by $6.9 million for the nine months ended September 30, 2007, $1.1 million for the three months ended December 31, 2007 and $1.6 million for the six months ended June 30, 2008. Approximately $4.4 million of the total increase in interest expense is related to 2005 and 2006 and was included in the first quarter of 2007. These amounts decreased the capitalized costs of the GeoEye-1 satellite and related ground stations. Additionally, we determined that revenue had been overstated by $2.0 million for the three months ended December 31, 2007 and understated by $1.5 million for the three months ended March 31, 2008. After considering the income tax impact and other immaterial corrections to the first six months of 2008, the net impact of these adjustments was to increase our accumulated deficit by $6.7 million as of December 31, 2007 and $0.8 million as of June 30, 2008. Management believes these changes are immaterial to any and all prior periods reported and will reflect those adjusted amounts in future filings with the SEC.

Certain prior period amounts have been reclassified to conform to current period presentation.

(2)	Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of wholly-owned subsidiaries which the Company controls. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

The Company’s principal source of revenue is the sale of satellite and aerial imagery and imagery-related products and solutions to customers, value-added resellers and distributors. We record revenues based on the delivery of imagery products to our customer. The Company also has sales that requires it to provide imagery over the term of multi-year sales contracts under “take-or-pay” arrangements whereby customers pay for access time regardless of usage. Accordingly, the Company recognizes revenues on such imagery contracts on a straight-line basis over the delivery term of the contract or as utilized. Deferred revenue represents either receipts in advance of

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the delivery of imagery, imagery-related products and solutions or receipts for milestones achieved for the construction of GeoEye-1 under the NextView contract (described in Note 3 — NextView Contract), and is generally recognized as a current liability. The deferred revenue associated with the NextView contract will be recognized on a straight-line basis over the expected life of the contract with the National Geospatial Intelligence Agency (“NGA”), which we expect to be the expected life of the satellite, and is appropriately included in both current and deferred revenues. We also derive revenues from maintenance of certain ground stations for our customers, which we account for under the straight-line method. Revenues for other services are recognized as services are performed.

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

A significant portion of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with the Company or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on the Company’s business, liquidity, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all estimated doubtful accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off when reasonable collection efforts are not successful.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of 90 days or less and generally consist of time deposits with banks, money market funds and commercial paper. The carrying amount of these investments approximates market value.

Short-term Investments

Short-term investments consist of time deposits with banks with original maturities in excess of 90 days. The carrying amount of these short-term investments approximates market value and these short-term investments are accounted for as available for sale.

Satellites and Related Rights

The IKONOS satellite was acquired in January 2006, and as of September 30, 2008 is fully depreciated. Based upon a recent study, we anticipate that IKONOS will remain operational through 2010, although there can be no assurance that it will do so. The OrbView-2 satellite was launched in 1997 and is fully depreciated. Both satellites are still operational and producing images. On September 6, 2008, the Company launched GeoEye-1, its next generation, high resolution satellite which we expect to place in service in the fourth quarter of 2008. We believe that, when fully operational, GeoEye-1 will offer the world’s highest resolution, most accurate commercial satellite imagery. In addition, the satellite offers imagery in black and white and in color. We released the first imagery from GeoEye-1 on October 8, 2008. The Company is also in the initial stages of constructing a second next generation, high-resolution imagery satellite, GeoEye-2. Costs associated with the construction of both GeoEye-1 and GeoEye-2 satellites and the related ground systems are capitalized when incurred. Depreciation of the capitalized costs begins when the assets are placed in service. Capitalized costs include interest costs associated with

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized costs also include the cost of any applicable launch insurance in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground station and system assets in the third quarter of 2005. The capitalized interest and launch insurance are recorded as part of the historical cost of those assets and will be depreciated over the assets’ useful lives when placed into service.

Inventory

Inventory principally consists of purchased equipment and software for modifying the ground stations of certain major customers that allow for the capability for communicating with a satellite for scheduling data collection, receiving and processing imagery and distributing imagery products. These costs are classified as current assets as the modifications are expected to be completed and sold to third parties within one year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Quoted Prices in	Significant Other
	Total Carrying value	Active Markets (Level 1)	Observable Inputs (Level 2)

Derivatives	$442	—	$442
Short-term investments	$3,813	$3,813	—

Short-term investments, which consist of time deposits, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The fair values of the derivative financial instruments are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting under SFAS 133 are not met. SFAS 159 is effective for years beginning after November 15, 2007. We elected not to adopt the fair value option included in SFAS 159.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, SFAS 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands quarterly and annual disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 will be effective in the first quarter of 2009. We are currently assessing the impact of SFAS 161 on our disclosures in our notes to our consolidated financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. FSP 142-3 will be effective in the first quarter of 2008.

(3)	NextView Contract

The U.S. Government, through the National Geospatial Intelligence Agency (“NGA”), announced in March 2003 that it intended to support the continued development of the commercial satellite imagery industry by sharing the costs for the engineering, construction and launch of the next generation of imagery satellites. Under this program, known as NextView, the Company was the prime contractor constructing the GeoEye-1 satellite. As of September 30, 2008, the Company’s total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service is expected to be approximately $502 million. Under the NextView contract, NGA will support the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. As of September 30, 2008, NGA had paid the Company $225.7 million. The Company deferred recognition of the cost share amounts as revenue until GeoEye-1’s in-service date expected in the fourth quarter of 2008. The Company will recognize revenue on a straight-line basis over the expected imagery delivery term of the program, which the Company believes will ultimately approximate the expected seven-year life of the satellite. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $466.5 million as of September 30, 2008. Approximately $28.1 million of this amount was payable to subcontractors at September 30, 2008.

The NextView contract also originally provided for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after the GeoEye-1 in-service date which is expected in the fourth quarter of 2008. As of September 30, 2008, the Company has received approved task orders from NGA for $114 million of the $197 million. We have delivered approximately $86.1 million of IKONOS imagery as of September 30, 2008, of which $6.8 million was delivered in the third quarter of 2008. Overall, the Company has experienced a shortfall in imagery orders from NGA throughout the first nine months of 2008 due to the delay in GeoEye-1 satellite in-service.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The NextView contract, as modified, and the ancillary service level agreement (“SLA”) we are currently negotiating, provide the ability for the Company to use either of the high resolution spacecraft in the constellation to collect any assigned target as long as the chosen satellite meets the technical specifications of the imagery product required for that target. Based on NGA’s public announcement of ongoing support requirements, the Company expects NGA to continue to purchase our imagery products following expiration of the initial 18-month period covered by the contract. The Company anticipates that NGA will account for a significant portion of the imagery-taking capacity during this period, with the remaining capacity available to generate commercial sales, sales to international ground station customers and on-line search engine customers.

In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure, if on-orbit anomalies prevent the satellite from being placed into service or if the satellite’s capabilities become impaired as measured against a set of specifications (“Full Coverage” insurance). In August 2008, we purchased an additional $50 million of launch plus first year on-orbit insurance in the event of the total loss of the satellite (“Total Loss Only” insurance). The premiums to be paid by the Company for the Full Coverage insurance total approximately $47.5 million, of which $42.0 million was paid as of September 30, 2008. The remaining $5.5 million will be paid in two equal installments of $1.5 million on the first and second anniversaries of GeoEye-1’s launch date, September 6, 2009 and 2010, respectively, and the final $2.5 million will be paid at the expiration of the policy, September 2011. The insurance premium related to the Total Loss Only insurance policy is $6.1 million and was paid in full in August 2008. The portion of the premiums associated with the insurance coverage of the launch and check-out will be capitalized as part of the satellite’s cost and depreciated over the estimated life of the satellite while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.

(4)	Loss of OrbView-3 Satellite

On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. On April 23, 2007, we announced that the satellite had been declared permanently out of service due to an electronic system failure within the camera. The Company recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. The Company received the full proceeds during the third quarter of 2007 and recognized the net $3.0 million as a non-operating gain.

We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of our OrbView-3 satellite whereby annual post-launch on-orbit payments in maximum amounts of up to $1.275 million were scheduled to be made on each of the three remaining anniversaries of the acceptance of the OrbView-3 system in 2007, 2008 and 2009, for a total possible maximum obligation of $3.825 million. This liability for the milestone payment was written off in the first quarter of 2007 in conjunction with the loss of the OrbView-3 satellite. Orbital Sciences subsequently asserted that a prorated portion of the 2007 on-orbit incentive payment was payable, which we disputed through an arbitration process. On April 22, 2008, the arbitrator decided in favor of Orbital Sciences and in April 2008, we paid Orbital Sciences $1.1 million which included accrued interest. This amount was recorded in the first quarter of 2008.

(5)	Other Comprehensive Income

For the three and nine months ended September 30, 2008 and 2007, respectively, there were no material differences between net income as reported and comprehensive income.

(6)	Commitments and Contingencies

Operating Leases

The Company is obligated under non-cancellable operating leases and leases for office space which expire at various dates through 2011. Certain of the leases require additional payments for real estate taxes, water and common maintenance costs.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The Company is involved in various claims and lawsuits which arise in the normal course of its business. Management does not believe that the resolution of any of these actions will have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

(7)	Earnings per Common Share

The computations of basic and diluted earnings per common share are as follows for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator for basic and diluted earnings per common share:
Earnings available to common stockholders	$31,628	$33,073	$30,254	$16,760

Denominator for basic and diluted earnings per common share:
Weighted average number of common shares outstanding for basic computations	17,961	17,523	17,901	17,513
Dilutive effect of warrants	1,960	1,730	2,141	1,581
Dilutive effect of stock options, restricted stock, restricted stock units, and director stock units	222	36	220	71

Weighted average number of common shares outstanding for diluted computations	20,143	19,289	20,262	19,165
Earnings per common share — basic	$1.76	$1.89	$1.69	$0.96

Earnings per common share — diluted	$1.57	$1.71	$1.49	$0.87

(8)	Long Term Debt

On June 29, 2005, we issued $250 million of Senior Secured Floating Rate Notes due 2012 (the “Notes”). The purpose of the offering was to contribute the proceeds to the capital of its wholly-owned subsidiary, ORBIMAGE Inc., established to hold the construction costs for the GeoEye-1 satellite, to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and for general working capital purposes. The Notes were issued at a discount of two percent of total principal. Consequently, we received $245 million of cash proceeds at closing.

Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. Prior to August 15, 2007, we had the ability to redeem all or part of the Notes at any time on or after July 1, 2008, provided the GeoEye-1 launch took place on or prior to August 15, 2007. With the delay of the launch to September 6, 2008, we may redeem the Notes beginning January 21, 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the following twelve-month period, and at par thereafter.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. We entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75 percent through July 1, 2008. In February 2008, we entered into a $250 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of four percent. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of September 30, 2008 the fair value of the interest rate cap was $0.4 million.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company began capitalizing interest costs associated with the debt incurred for the construction of the GeoEye-1 satellite and related ground system assets in the third quarter of 2005. The capitalized interest is recorded as part of the historical cost of those assets and will be amortized over the assets’ useful lives commencing when GeoEye-1 is expected to be placed into service. Capitalized interest totaled $57.3 million and $35.1 million at September 30, 2008 and 2007, respectively.

(9)	Income Taxes

The Company recorded an income tax benefit of $26.0 million for the third quarter of 2008 and $19.6 million for the nine months ended September 30, 2008. The Company recorded a provision for income taxes of $27.1 million for the third quarter of 2007 and $32.1 million for the nine months ended September 30, 2007. The quarterly tax provisions were calculated using the Company’s estimated annual effective tax rate of approximately 39% for 2008 and 2007 prior to the application of discrete items applicable to the quarters.

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

In the second quarter of 2008 the Company completed an updated analysis of its tax accounting methods, and the Company discovered that it had incorrectly excluded from taxable income $187.3 million of cost-share payments received through 2007 from the U.S. Government under the NextView program. For financial reporting purposes, the Company will continue to recognize these cost-share payments as deferred revenue as described in Note 3. However, for tax purposes, the Company recognized previously unrecorded tax expense and deferred tax assets for income tax and related penalties and interest as required under FIN 48. Penalties and interest amounts, which were recorded as income tax expense, totaled $29.6 million ($8 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007, $2.0 million in the first quarter of 2008, and $2.0 million in the second quarter of 2008). Additional reserve amounts representing underpaid income tax of $67.6 million related to the NextView program were also recorded, creating a deferred tax asset for financial reporting purposes.

On August 8, 2008, the Company filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service (“IRS”). As a result of the application for change in method of accounting filed with the IRS, management believes all of the tax-related reserves for this item are eliminated. As a result, the Company has reversed the FIN 48 reserve in the third quarter of 2008 in the amount of a $29.6 million benefit to income tax expense and the creation of a deferred tax liability which is netted with the deferred tax asset for deferred revenues for financial statement purposes in the amount of $67.6 million. In addition, the Company recorded additional reserves of $1.8 million during Q3 of 2008, principally for interest and penalties related to late payment of tax for the 2007 tax year resulting from the Company’s recalculation in 2008 of its tax net operating losses that were available to offset 2007 taxable income.

This new tax accounting method for cost-share payments will require the Company, starting in 2008, to recognize the NextView related payments for tax purposes in the tax year the Company is entitled to receive them. As a result of the Company’s method change request filed with the IRS, cost share payments for years prior to 2008 will be included in the Company’s taxable income ratably over a four year period beginning in 2008, which is allowed under current tax law.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2007 have not expired and thus these years remain subject to examination by the IRS. The statute of limitations for the 2003 and 2004 tax years have not expired as a result of the late filings of the federal tax returns for these years. Significant state jurisdictions that remain subject to examination include Colorado and Virginia for tax years 2003 through 2007.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Stockholders’ Equity

The changes in stockholders’ equity from December 31, 2007 to September 30, 2008 are summarized as follows (in thousands):

Total Stockholders’ Equity

Balance as of December 31, 2007	$191,213
Net earnings	30,254
Warrants exercised	4,985
Exercise of options and compensation expense under option grants and stock awards	2,733

Balance as of September 30, 2008	$229,185

Effective July 1, 2008, the shareholders approved the Employee Stock Purchase Plan to allow employees to acquire stock ownership in the Company.

For the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense of $1.6 million and $2.6 million, respectively.

Warrants were exercised in September 2008. The Company has a receivable for those warrants exercised and recorded in other current assets of $4.0 million as of September 30, 2008, for which funds were collected in October 2008.

(11)	Information About Products and Services and Major Customers

The Company has reassessed how it internally reports its operations and how it manages the business. As a result, we have determined for financial reporting purposes that we operate in only one business segment — not two — as we previously reported. The Company has two product lines which are: (a) Imagery and (b) Production and Other Services. The product lines are reported based on the nature of the products and services offered. In the following tables of financial data, the total revenue is classified by product lines and by region.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue by Product Line:
Imagery	$24,939	$44,947	$72,630	$110,153
Production and Other Services	10,901	8,803	33,341	28,647

Total revenue	$35,840	$53,750	$105,971	$138,800

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue by Region:
Domestic	$20,257	$37,936	$59,443	$95,054
International	15,583	15,814	46,528	43,746

Total revenue	$35,840	$53,750	$105,971	$138,800

The U.S. Government is the Company’s largest customer. The Company recognized revenue related to the U.S. Government of approximately $15.2 million for the third quarter of 2008, which represents 42 percent of total revenues for the three months ended September 30, 2008 and $40.5 million or 39 percent for the nine months ended September 30, 2008. Total revenues from the U.S. Government for the three months ended September 30, 2007

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $30.4 million, which represents 57 percent of total revenues for that period and $71.0 million or 51 percent for the nine months ended September 30, 2007.

(12)	Financial Information of Guarantor Subsidiary

The Senior Secured Floating Rate Notes issued by the Company are guaranteed by ORBIMAGE Inc., its wholly-owned subsidiary. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations were conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by capital contribution or loan.

The following condensed consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiaries and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiaries and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position if the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities.

GEOEYE, INC.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Revenues	$—	$13,945	$28,177	$(6,282)	$35,840
Direct expenses	—	11,018	13,039	(6,282)	17,775

Gross profit	—	2,927	15,138	—	18,065
Selling, general and administrative expenses	—	742	8,906	—	9,648

Income from operations	—	2,185	6,232	—	8,417
Interest expense (income), net	3,183	(888)	488	—	2,783
Equity in earnings of subsidiaries	(33,579)	—	—	33,579	—

Income (loss) before provision for income taxes	30,396	3,073	5,744	(33,579)	5,634
Provision (benefit) for income taxes	(1,232)	(26,986)	2,224	—	(25,994)

Net income (loss)	$31,628	$30,059	$3,520	$(33,579)	$31,628

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Revenues	$—	$29,727	$43,473	$(19,450)	$53,750
Direct expenses	—	22,508	16,067	(19,450)	19,125

Gross profit	—	7,219	27,406	—	34,625
Selling, general and administrative expenses	—	4,761	4,102	—	8,863
Satellite impairment (settlement)	—	(36,053)	—	—	(36,053)

Income from operations	—	38,511	23,304	—	61,815
Net (gain) on satellite insurance proceeds	—	(3,010)	—	—	(3,010)
Interest expense (income), net	5,036	(267)	(132)		4,637
Equity in earnings of subsidiaries	(36,163)	—	—	36,163	—

Income (loss) before provision for income taxes	31,127	41,788	23,436	(36,163)	60,188
Provision (benefit) for income taxes	(1,946)	20,005	9,056	—	27,115

Net income (loss)	$33,073	$21,783	$14,380	$(36,163)	$33,073

GEOEYE, INC.

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Revenues	$—	$41,805	$80,626	$(16,460)	$105,971
Direct expenses	—	32,681	41,005	(16,460)	57,226

Gross profit	—	9,124	39,621	—	48,745
Selling, general and administrative expenses	—	4,615	23,840	—	28,455
Satellite impairment	—	1,141	—	—	1,141

Income from operations	—	3,368	15,781	—	19,149
Interest expense (income), net	12,331	(3,791)	—	—	8,540
Equity in earnings of subsidiaries	(37,812)	—	—	37,812	—

Income (loss) before provision for income taxes	25,481	7,159	15,781	(37,812)	10,609
Provision (benefit) for income taxes	(4,773)	(20,981)	6,109	—	(19,645)

Net income (loss)	$30,254	$28,140	$9,672	$(37,812)	$30,254

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Revenues	$—	$72,934	$111,312	$(45,446)	$138,800
Direct expenses	—	60,831	38,012	(45,446)	53,397

Gross profit	—	12,103	73,300	—	85,403
Selling, general and administrative expenses	—	8,725	14,117	—	22,842

Income from operations	—	3,378	59,183	—	62,561
Net gain on satellite insurance proceeds	—	(3,010)	—	—	(3,010)
Interest expense (income), net	12,356	3,381	1,023	—	16,760
Equity in earnings of subsidiaries	(24,342)	—	—	24,342	—

Income (loss) before provision for income taxes	11,986	3,007	58,160	(24,342)	48,811
Provision (benefit) for income taxes	(4,774)	14,352	22,473	—	32,051

Net income (loss)	$16,760	$(11,345)	$35,687	$(24,342)	$16,760

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Condensed Consolidating Balance Sheet
September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,738	$39,938	$103,390	$—	$146,066
Short-term investments	—	3,813	—	—	3,813
Trade receivables, net	—	13,523	10,392	—	23,915
Unbilled receivables	—	114	1,973	—	2,087
Amounts due from related parties	176,970	(133,365)	(43,605)	—	—
Other current assets	—	25,228	3,125	(10,408)	17,945

Total current assets	179,708	(50,749)	75,275	(10,408)	193,826
Property, plant and equipment, net	—	86,107	15,320	—	101,427
Satellites and related rights, net	—	421,766	—	—	421,766
Investment in subsidiaries	288,885	—	—	(288,885)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	28	14,990	—	15,018
Other non-current assets	11,006	76	2,000	—	13,082
Deferred tax assets	28	32,504	582	—	33,114

Total assets	$479,627	$518,222	$112,289	$(299,293)	$810,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1	$20,419	$20,156	$(10,408)	$30,168
Amounts payable to subcontractors	—	28,138	—	—	28,138
Accrued interest payable	7,889	—	—	—	7,889
Current portion of deferred revenue	—	34,752	6,801	—	41,553
Income tax payable	(4,773)	25,020	6,109	—	26,356

Total current liabilities	3,117	108,329	33,066	(10,408)	134,104
Long-term debt	247,324	—	—	—	247,324
Deferred revenue, net of current portion	—	198,449	—	—	198,449
Non-current income tax reserve	—	1,783	—	—	1,783

Total liabilities	250,441	308,561	33,066	(10,408)	581,660
Stockholders’ equity	229,186	209,661	79,223	(288,885)	229,185

Total liabilities and stockholders’ equity	$479,627	$518,222	$112,289	$(299,293)	$810,845

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Balance Sheet
December 31, 2007

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$38,645	$109,258	$78,858	$—	$226,761
Short-term investments	—	7,563	—	—	7,563
Trade receivables, net	—	17,526	10,598	—	28,124
Unbilled receivables	—	15,481	912	—	16,393
Amounts due from related parties	143,351	(122,227)	(21,124)	—	—
Other current assets	3	7,784	3,836	(5,204)	6,419

Total current assets	181,999	35,385	73,080	(5,204)	285,260
Property, plant and equipment, net	—	73,374	14,614	—	87,988
Satellites and related rights, net	—	336,822	1,908	—	338,730
Investment in subsidiaries	251,074	—	—	(251,074)	—
Goodwill	—	28,490	4,122	—	32,612
Intangible assets	—	91	16,977	—	17,068
Other non-current assets	14,576	77	2,000	—	16,653
Deferred tax asset	67	77,561	1,093	—	78,721

Total assets	$447,716	$551,800	$113,794	$(256,278)	$857,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$12,063	$11,290	$(5,205)	$18,148
Amounts payable to subcontractors	—	55,967	—	—	55,967
Accrued interest payable	17,292	—	—	—	17,292
Current portion of deferred revenue	—	3,984	7,025	—	11,009
Income tax payable	(7,578)	11,323	25,928	—	29,673

Total current liabilities	9,714	83,337	44,243	(5,205)	132,089
Long-term debt	246,789	—	—	—	246,789
Deferred revenue, net of current portion	—	193,860	—	—	193,860
Non-current income tax reserve	—	93,081	—	—	93,081

Total liabilities	256,503	370,278	44,243	(5,205)	665,819
Stockholders’ equity	191,213	181,522	69,551	(251,073)	191,213

Total liabilities and stockholders’ equity	$447,716	$551,800	$113,794	$(256,278)	$857,032

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Net cash provided by (used in) operating activities	$(36,987)	$55,417	$26,988	$—	$45,418
Cash flows from investing activities:
Capital expenditures	—	(128,487)	(2,456)	—	(130,943)
Redemption of short-term investment	—	3,750	—	—	3,750

Net cash used in investing activities	—	(124,737)	(2,456)	—	(127,193)
Cash flows from financing activities:
Issuance of common stock	1,080	—	—	—	1,080

Net cash provided by financing activities	1,080	—	—	—	1,080

Net (decrease) increase in cash and cash equivalents	(35,907)	(69,320)	24,532	—	(80,695)
Cash and cash equivalents, beginning of period	38,645	109,258	78,858	—	226,761

Cash and cash equivalents, end of period	$2,738	$39,938	$103,390	$—	$146,066

GEOEYE, INC.

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(Unaudited; in thousands)

Net cash provided by (used in) operating activities	$(17,200)	$5,901	$60,681	$—	$49,382
Cash flows from investing activities:
Capital expenditures	—	(29,450)	(5,207)	—	(34,657)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payment for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)
Purchase of short-term investment	—	(2,255)	—	—	(2,255)

Net cash used in investing activities	—	8,295	(15,234)	—	(6,939)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuance of common stock	360	—	—	—	360

Net cash provided by (used in) financing activities	360	—	(15,443)	—	(15,083)

Net increase (decrease) in cash and cash equivalents	$(16,840)	$14,196	$30,004	$—	$27,360
Cash and cash equivalents, beginning of period	55,056	99,748	39,572	—	194,376

Cash and cash equivalents, end of period	$38,216	$113,944	$69,576	$—	$221,736

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We acquired the IKONOS satellite in January 2006 upon our purchase of the operating assets of Space Imaging LLC (“Space Imaging”), and we have a license to operate and control the OrbView-2 satellite. We acquired mapping aircraft in March 2007 upon our purchase of MJ Harden & Associates, Inc. (“MJ Harden”). On September 6, 2008, we successfully launched GeoEye-1 at Vandenberg Air Force Base in California and we expect to commence imagery services in the fourth quarter of 2008.

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

NextView Program.  The U.S. Government, through the NGA, announced in 2003 that it intended to support the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. This program is known as NextView. On September 30, 2004, NGA awarded the Company a contract as the second provider under the NextView program. As part of the contract, we, as prime contractor, constructed a new satellite, GeoEye-1 which was successfully launched on September 6, 2008 from Vandenberg Air Force Base. The total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service is expected to be approximately $502 million. We have spent approximately $466.5 million under the program through September 30, 2008. Remaining expenditures under the program principally consist of milestone payments to our subcontractors, launch and on-orbit insurance premiums and capitalized interest. NGA is supporting the project with a cost share totaling approximately $237 million spread out over the course of the project and subject to various milestones. Through September 30, 2008, we have received $225.7 million of milestone payments from NGA.

GeoEye-1 is the highest resolution, most accurate, commercial imaging satellite in the world and offers both black and white and color imagery. GeoEye-1 is designed for 0.41 meter (16 inch) resolution black and white (panchromatic) images, and 1.65 meter resolution color (multi-spectral) images, with the capability to take combined panchromatic and multi-spectral images of up to 350,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 127 million square kilometers per year or black and white images of up to 700,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better, or over 255 million square kilometers per year, GeoEye-1 and IKONOS, operating together, will collect approximately 500,000 square kilometers of the earth’s surface every day at 1.0 meter resolution or better in black and white and color.

The NextView contract also provides for NGA to order approximately $197 million of imagery products beginning February 1, 2007 and continuing until six quarters after the GeoEye-1 expected service date in the fourth quarter of 2008. As of September 30, 2008, the Company has received approved task orders from NGA for $114 million of the $197 million target. Of the $114 million of approved orders, we have delivered approximately

$86.1 million of IKONOS imagery of which $6.8 million was delivered in the third quarter of 2008. Overall, the Company has experienced a shortfall in imagery orders from NGA throughout the first nine months of 2008 due to the delay in GeoEye-1 in-service. We believe the NGA ordering issue will resolve itself over the coming months as we conclude negotiations of a Service Level Agreement (SLA) with NGA that would streamline the order placement and delivery processes between NGA and the Company. We believe this SLA should be in place by the time we commence GeoEye-1 operations for NGA.

The GeoEye-1 satellite is expected to be placed into service in the fourth quarter of 2008. NGA has the first right to order images from a significant portion of the satellite’s imagery-taking capacity, with the remainder available for commercial and state and foreign government sales by the Company. GeoEye-1 is intended to have a design life of seven years and sufficient fuel to operate for up to two additional years. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following expiration of the NextView contract.

In September 2007, we purchased $220 million of launch plus first year on-orbit insurance coverage and $50 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid in the event of a launch failure, if on-orbit anomalies prevent the satellite from being placed into service or if the satellite’s capabilities become impaired as measured against a set of specifications (“Full Coverage” insurance). In August 2008, we purchased an additional $50 million of launch plus first year on-orbit insurance in the event of the total loss of the satellite (“Total Loss Only” insurance). The premiums to be paid by the Company for the Full Coverage insurance total approximately $47.5 million, of which $42.0 million was paid as of September 30, 2008. The remaining $5.5 million will be paid in two equal installments of $1.5 million on the first and second anniversaries of GeoEye-1’s launch date, September 6, 2009 and 2010, respectively, and the final $2.5 million paid at the expiration of the policy, September 2011. The insurance premium related to the Total Loss Only insurance policy is $6.1 million and was paid in full in August 2008. The portion of the premiums associated with the insurance coverage of the launch and check-out will be capitalized as part of the satellite’s cost and depreciated over the estimated life of the satellite while the portion of the premium attributable to on-orbit insurance will be expensed in the year to which the coverage relates.

GeoEye-2 Satellite.   In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite to be named GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in late 2008 or early 2009, although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder. Total capitalized costs for GeoEye-2 were approximately $27.6 million as of September 30, 2008.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than those of historical facts included in this Form 10-Q, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including the risks set forth below, and are based on our current expectations and projections about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including general U.S. and international political and economic conditions, including the current global credit market dislocation. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

Revenues.   Total revenues for the Company were $35.8 million and $53.7 million for the three months ended September 30, 2008 and 2007, respectively and $106.0 million and $138.8 million for the nine months ended September 30, 2008 and 2007, respectively. Revenue decreases in both periods were primarily attributable to a reduction of imagery delivered to NGA, our largest customer.

The $17.9 million decrease in revenue in the third quarter of 2008 versus 2007 was attributable to an $18.0 million decrease in delivered imagery and production services to NGA which management believes is due to the delay in launch of GeoEye-1 and partially offset by increases in commercial products and services. On a year to date comparison, total revenues decreased by $32.8 million for the nine months ended September 30, 2008 versus 2007. Our deliveries of imagery and production services to NGA decreased by $32.5 million; partially offset by increases in commercial services. Additionally, results from the operations of MJ Harden acquired in March 2007 are included for the full nine months of 2008 versus partial in 2007.

Direct Expenses.  Direct expenses include the costs of operating and depreciating our satellites and related ground systems, as well as construction and on-going maintenance costs related to distributor-owned ground stations.

Labor expenses are the largest component of direct expenses. Direct expenses were $17.8 million and $19.1 million for the three months ended September 30, 2008 and 2007, respectively and $57.2 million and $53.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The $1.3 million decrease in direct expenses for the third quarter of 2008 versus 2007 is attributable to a $1.4 million reduction in depreciation expense after IKONOS became fully depreciated in July 2008, $1.3 million of reduction in purchased imagery related to the decrease in NGA orders, offset by $1.4 million increase in costs for commercial production services. The nine month period ended September 30, 2008 included a $7.1 million reduction of depreciation expense for IKONOS offset by $0.5 million of out of period adjustments related to additional depreciation expense for the OV-3 ground station that will be used for GeoEye-1. This was offset by $8.1 million increase in costs for commercial imagery and $2.3 million increased costs associated with our MJ Harden operations, which we acquired in March 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative (“SG&A”) expenses include the costs of marketing, advertising, promotion and other selling expenses, as well as the costs of the finance, administrative and general management functions of the Company. SG&A expenses were $9.6 million for the three months ended September 30, 2008 and $8.9 million for the three months ended September 30, 2007, and $28.5 million and $22.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of $0.8 million for the three months ended 2008 versus 2007 is primarily due to increased stock-based compensation expense associated with restricted stock issued in 2007 under the 2006 annual incentive plan and associated with the GeoEye-1 satellite launch and checkout. The $5.7 million increase for the nine months ended is primarily attributable to increase in costs related to sales and marketing and other support-related activities, associated with the launch of our GeoEye-1 satellite in September 2008.

Loss on Impairment of Satellite.   On March 4, 2007, the Company’s OrbView-3 satellite began to experience technical problems which affected its image quality. On April 23, 2007, we announced that the satellite had been declared permanently out of service due to an electronic system failure within the camera. We recorded a loss of $36.1 million in the first quarter of 2007. The OrbView-3 satellite was insured for $40.0 million. The Company submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007 and recognized the net $3.0 million as a non-operating gain.

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

Interest Expense, net.   We recorded net interest expense of approximately $2.8 million and $4.6 million in the three month periods ending September 30, 2008 and 2007, respectively. Net interest expense for the nine months ended September 30, 2008 and 2007 was $8.5 million and $16.8 million, respectively. As presented in the table below, the majority of interest expense incurred for these periods pertained to interest expense associated with the Company’s $250 million Senior Secured Floating Rate Notes due 2012 (the “Notes”). Interest expense incurred on these Notes includes amortized prepaid financing costs, amortization of debt discount, and market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems. The interest expense for the nine months ended September 30, 2007 includes a $6.9 million out-of-period adjustment to increase interest expense and reduce capitalized interest. The interest expense for the three months ended September 30, 2007 includes a $0.9 million adjustment to increase interest expense and reduce capitalized interest. The composition of interest costs incurred on the Notes is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest expense	$3,221	$6,440	$12,712	$22,317
Capitalized interest	5,860	5,136	16,891	10,703

Total interest costs on Notes	$9,081	$11,576	$29,603	$33,020

Included in interest expense is interest income of $0.4 million and $1.8 million for the three months ended September 30, 2008 and 2007, respectively and $4.2 million and $5.6 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Provision for Income Taxes.   The Company recorded an income tax benefit of $26.0 million for the third quarter of 2008 and $19.6 million for the nine months ended September 30, 2008. The Company recorded a provision for income taxes of $27.1 million for the third quarter of 2007 and $32.1 million for the nine months ending September 30, 2007. The quarterly and year to date tax provisions were calculated using the Company’s estimated annual effective tax rate of approximately 39% for 2008 and 2007 prior to the application of discrete items applicable to the quarters.

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions tax positions that the Company has taken or expects to take on a tax return.

In the second quarter of 2008, the Company completed an updated analysis of its tax accounting methods, and the Company discovered that it had incorrectly excluded from taxable income $194.0 million of cost-share payments received through 2007 from the U.S. Government under the NextView program. For financial reporting purposes, the Company will continue to recognize these cost-share payments as deferred revenue. However, for tax purposes, the Company recognized previously unrecorded tax expense and deferred tax assets for income tax and related penalties and interest as required under FIN 48 within its previously restated financial statements. Penalties and interest amounts, which were recorded as income tax expense, totaled $29.5 million ($8 thousand in 2005, $11.5 million in 2006, $14.0 million in 2007, $2.0 million in the first quarter of 2008, and $2.0 million in the second quarter of 2008). Additional reserve amounts representing underpaid income tax of $67.6 million related to the NextView program were also recorded, creating a deferred tax asset for financial reporting purposes.

On August 8, 2008, the Company filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service (“IRS”). As a result of the application for change in method of accounting filed with the IRS, management believes all of the tax-related reserves for this item are eliminated. As a result, the Company has reversed the FIN 48 reserve in the third quarter of 2008 in the amount of a $29.5 million benefit to income tax expense and the creation of a deferred tax liability in the amount of $67.6 million. In addition, the Company recorded additional reserves of $1.8 million during Q3 of 2008, principally for interest and penalties related to late payment of tax for the 2007 tax year resulting from the Company’s recalculation in 2008 of its tax net operating losses that were available to offset 2007 taxable income.

This new tax accounting method for cost-share payments will require the Company, starting in 2008, to recognize the NextView related payments for tax purposes in the tax year the Company is entitled to receive them. As a result of the Company’s method change request filed with the IRS, cost share payments for years prior to 2008 will be included in the Company’s taxable income ratably over a four year period beginning in 2008, which is allowed under current tax law.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2007 have not expired and thus these years remain subject to examination by the IRS. The statute of limitations for the 2003 and 2004 tax years have not expired as a result of the late filings of the federal tax returns for these years. Significant state jurisdictions that remain subject to examination include Colorado and Virginia for tax years 2003 through 2007.

Backlog. Total backlog was $183.6 million at September 30, 2008 and $237.7 million at December 31, 2007. These amounts include NGA’s expected remaining milestone payment of $10.6 million related to GeoEye-1 construction costs as well as both funded backlog (unfilled firm orders for our products and services for which funding had been both authorized and appropriated by the customer) and unfunded backlog (firm orders for which funding has not yet been appropriated). Backlog does not include unexercised options or task orders to be issued under indefinite-delivery/indefinite quantity (“IDIQ”) type contracts. Total funded backlog was $100.5 million at September 30, 2008 and $139.7 million at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial and government services, adequate customer acceptance of our products and services and numerous other factors.

Net cash provided by operating activities was $45.4 million and $49,.4 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Net cash used in investing activities was $127.2 million and $6.9 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures were $96.3 million more in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increased cash outflows were attributable to $18.9 million related to costs incurred for the construction of GeoEye-2 with the remaining costs mainly attributable to expenditures related to the construction of GeoEye-1 and its related ground system assets. During 2007, the Company received $40.0 million of proceeds from insurance for the loss of the OrbView-3 satellite. In addition, during 2007, the Company used $8.7 million of cash to purchase the MJ Harden operations and used $2.0 million to acquire a 4.9 percent ownership interest in SPADAC, Inc., and a 3 percent ownership interest in the East-Dawn Group in China.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2008 and was related to the issuances of common stock related to stock options and warrants exercised. Net cash used in financing activities was $15.1 million for the nine months ended September 30, 2007, mostly attributable to repayment of the remaining $15.4 million balance on the debt incurred to purchase the Space Imaging operations in the first quarter of 2007.

On September 30, 2008, we had $149.9 million of cash and cash equivalents and short-term investments. At that date, our total long-term debt consisted of $250 million of Senior Secured Floating Rate Notes, net of unamortized discount of $2.7 million. Our stockholders’ equity was $229.2 million at September 30, 2008.

Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. We may redeem the Notes beginning in January 2010. The Notes may be redeemed at 104 percent of par for the first twelve-month period, at 102 percent of par for the next twelve-month period, and at par thereafter.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or three percent, plus a margin of 9.5 percent. In February 2008, we entered into a $250.0 million interest rate cap agreement intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR rate, with a cap of four percent. The cap was effective July 1, 2008 and terminates January 1, 2010. We paid $0.5 million to obtain this cap and as of September 30, 2008, the interest rate cap had a fair value of $0.4 million.

The Company has reevaluated its tax accounting method for the cost share payments received from NGA for the design, construction and commissioning of GeoEye-1. Originally, the Company believed it was appropriate to recognize for tax purposes the cost-share payments over a 7-year period following the commissioning of GeoEye-1, which is the method that will be used to recognize the cost-share payments for financial reporting purposes. Upon reevaluation, the Company determined that these payments should have been recognized, for tax purposes, as income in the year that the Company was entitled to receive them. After this determination, the Company made an application with the IRS on August 8, 2008 to change its accounting method for these payments and will now recognize the payments, for tax purposes, over the next four years, starting in third quarter 2008. The amount of tax liability on these payments remains the same as it has always been. However, with the change in accounting method, the timing has changed. This will result in higher than previously anticipated taxable income in the four year period starting with 2008 but will be mostly offset by the accelerated tax depreciation of GeoEye-1 in those same years, but differences exist in the periods and methods used for recognition. The related liability has been placed on the balance sheet with a corresponding offset to a deferred tax asset.

The amount of actual income taxes to be paid over the next four years will be based on the calculation of our annual taxable income, which will include: 1) for 2008, the recognition into taxable income of the cost share payments invoiced in 2008; 2) for each year 2008 to 2011, the recognition into taxable income of one-fourth of the prior cost share payments; and 3) all other taxable income from operations net of associated expenses including accelerated depreciation for tax purposes. Based on expected significant tax deductions from accelerated tax depreciation of GeoEye-1, beginning in 2008 and extending over the next several years, we believe that the tax deductions will mostly offset the effect of the increase in taxable income from the cost share payments, but differences exist in the periods and methods used for recognition.

The total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service is expected to be approximately $502 million. We have spent approximately $466.5 million under the program through September 30, 2008.

In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite, GeoEye-2. This is the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from some improvements in capability. We expect to contract with a satellite builder in late 2008 or early 2009 although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with its selection of the satellite builder.

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

During the quarter ended September 30, 2008, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Quoted Prices	Significant Other
	Total	in Active	Observable Inputs
	Carrying Value	Markets (Level 1)	(Level 2)

Derivatives	$442	—	$442
Short-term investments	$3,813	$3,813	—

Short-term investments, which consist of time deposits, are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The fair values of the derivative financial instruments are obtained from third party broker quotes. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued of Financial Accounting Standards (“SFAS”) No. 141R Business Combinations. SFAS 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands quarterly and annual disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 will be effective in the first quarter of 2009. The Company is currently assessing the impact of SFAS 161 on our disclosures in our notes to our consolidated financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. FSP 142-3 will be effective in the first quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The Company’s primary exposure to market risk relates to unfavorable movements in interest rates. The financial instruments which are subject to interest rate risk principally are limited to floating rate long-term debt. These notes are subject to interest rate fluctuation because the interest rate is reset semiannually for the term of the notes. A 100 basis point increase in market interest rates on the Senior Secured Floating Rate Notes would result in an annual increase in the Company’s interest expense of approximately $2.5 million. The Company is using an interest rate cap to mitigate its interest rate exposure with respect to the $250.0 million of Senior Secured Floating Rate Notes.

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

During the 2007 year-end procedures for calculating the annual income tax provision, the Company reassessed the application of the pre-reorganization NOLs against 2007 taxable income with regard to a change of control as defined in Section 382. This assessment resulted in the loss of pre-reorganization NOLs to offset current taxable income as a result of a November 16, 2004 change in control. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the quarter ended September 30, 2007 and the years ended December 31, 2007, 2006 and 2005, to correct income tax expense.

Subsequent to April 2, 2008, the Company identified a material misstatement in its annual and quarterly financial statements for 2005, 2006 and 2007, requiring restatement of these financial statements. In July, the Company completed a detailed study analyzing its tax accounting methods in which the Company discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, the Company identified a control failure from the lack of tax expertise and had to record previously unrecorded expenses for interest and penalties on unpaid taxes which lowered net income for those periods and created a deferred tax asset and corresponding liability on the balance sheet.

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

Remedial Efforts Related to the Material Weakness in Internal Control

The Company has invested significant effort and resources to remediate these weaknesses. In the third quarter 2008, the Company identified certain adjustments to capitalized interest and revenue recognized in current and prior period financial statements. The Company determined these adjustments to be immaterial to all periods and has corrected them in the current and prior periods. With respect to the material weaknesses over the calculation of income taxes, we have engaged an experienced third party accounting firm to prepare and analyze our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles. With respect to the material weakness over the review and reconciliation of expenses and related liability accounts associated with purchased imagery sales, the Company has implemented an integrated purchase requisition process and created a new position for and hired a new Director of Treasury and Disbursements. The Company has also hired a new Corporate Controller with experience in public company financial reporting and operational accounting. While the company expects these efforts will remediate the material weaknesses, they have not been operating for a sufficient period of time to conclude that the material weaknesses have been remediated.

Other Changes in Internal Control over Financial Reporting

After giving effect to the restatements identified in the second quarter of 2008, and subject to the statements regarding the Company’s inability to maintain effective controls over income tax reporting and ineffective controls to review and reconcile the expenses and related liability accounts associated with purchased imagery sales, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the period presented in conformity with generally accepted accounting principles.

Other than as discussed above, there have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

As of April 7, 2008, the record date for this meeting, there were 17,970,174 shares issued and outstanding and entitled to vote at this Annual Meeting. There were 15,643,706 shares present in person or by proxy, which constituted approximately 87 percent of the shares entitled to vote at this Annual Meeting of Stockholders.

1. To elect the Directors of the Company to hold office until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified:

	Number of Shares
Nominee	For	Withheld

James A. Abrahamson	14,669,655	944,051
Joseph A. Ahearn	14,730,628	913,078
Martin C. Faga	15,588,603	55,103
Michael F. Horn, Sr.	15,625,153	18,553
Lawrence A. Hough	14,701,993	941,713
Roberta E. Lenczowski	15,622,931	20,775
Matthew M. O’Connell	15,582,254	61,451
James M. Simon, Jr.	15,590,925	52,781
William Sprague	15,321,257	322,449

2. Approve adoption of GeoEye Inc.’s 2008 Employee Stock Purchase Plan:

For	13,462,722
Against	497,912
Abstain	41,906

3. Ratification of appointment of auditors of BDO Seidman, LLP as the independent registered public accountants of the Company for the year ending December 31, 2008:

For	15,607,820
Against	10,439
Abstain	25,447

The Audit Committee of the Board of Directors dismissed BDO Seidman, LLP as the Company’s independent registered public accounting firm on September 11, 2008. On September 19, 2008, the Audit Committee engaged KPMG LLP as its new independent registered public accounting firm. Both of these actions were disclosed in Forms 8-K filed with the SEC on the dates cited here.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

Exhibit 31.1 Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2 Rule 13a-14(a) Certification of Henry E. Dubois

Exhibit 31.3 Rule 13a-14(a) Certification of Jeanine J. Montgomery

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350 of Henry E. Dubois

Exhibit 32.3 Certification Pursuant to 18 U.S.C. Section 1350 of Jeanine J. Montgomery

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.
(Registrant)

/s/
MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

/s/
HENRY E. DUBOIS
Henry E. Dubois
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/
JEANINE J. MONTGOMERY
Jeanine J. Montgomery
Vice President, Accounting and Controller
(Principal Accounting Officer)

Date: November 17, 2008