Form 10-K
period 2008-12-31
GeoEye, Inc.
filed 2009-04-02
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $318,734,680

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of Common Stock, par value $0.01, as of March 31, 2009 was 18,535,221 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2009 Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2009, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K.

In this annual report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

On March 17, 2009, management, with the approval of the Audit Committee of the Board of Directors, concluded we should restate our company’s consolidated financial statements for the years ended December 31, 2007 and 2006 and unaudited consolidated financial statements for each of the quarterly periods in 2007, for the following items:

(1) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, we determined that revenue had been overstated by $2.0 million for 2007. Additionally, we subsequently determined that certain other revenues had been understated by $1.3 million for 2007. The impact of these adjustments is to decrease revenue by $0.7 million for the year ended December 31, 2007, from $183.7 million to $183.0 million, to decrease accounts receivable by $2.0 million and to decrease deferred revenues by $1.3 million as of December 31, 2007.

(2) Certain amounts included in satellite and related amounts were improperly capitalized and should be included in direct costs. Also, certain other costs related to in-process projects were not properly recognized as direct costs in the correct period. We have therefore increased direct costs by $1.4 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. We have offset these amounts as a reduction to the capitalized costs for satellite and related rights for $0.8 million and $1.2 million as of December 31, 2007 and 2006, respectively. Additionally, we have reduced prepaid expenses by $0.2 million and increased accounts payable and accrued expenses by $0.4 million as of December 31, 2007.

(3) We identified a $1.0 million overstatement of certain accrued liabilities as of December 31, 2007 and have reduced selling, general and administrative expenses for 2007 to reduce these accrued liabilities.

(4) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, capitalized interest had been calculated without properly considering amounts payable to subcontractors. The reduction in capitalized satellite and related amounts, as discussed in item 2 above, also resulted in an adjustment to the previously calculated capitalized interest. Consequently, interest expense has been increased by $3.8 million and $2.9 million for years ended December 31, 2007 and 2006, respectively. These adjustments also reduced the capitalized satellite and related amounts costs for each corresponding period.

(5) Goodwill related to the MJ Harden acquisition has been increased and deferred tax asset reduced by $1.7 million as of March 31, 2007 to properly account for the book and tax basis difference related to acquired fixed assets and identifiable intangible assets.

(6) We incorrectly calculated the tax provisions for the years ended December 31, 2007, 2006 and 2005 due to an incorrect effective state tax rate and a discrepancy in the deferred tax balances from 2005 to 2006. The total overaccrual of the income tax payable and income tax provision was approximately $0.7 million, $1.8 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, as a result of the preceding adjustments, the tax provision and the current tax payable were reduced by $1.9 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition, our cash flow statements have been adjusted to account for the restatement items listed above. While this does not change the overall cash flow analysis, the change decreases operating cash flow with offsetting decreases to investing cash flows of $7.2 million, and $5.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition to these adjustments, we also reduced beginning retained earnings on January 1, 2006 by $1.7 million to reflect the impact of capitalized interest and reductions in the capitalized satellite and related amounts, net of tax impact, and the overaccrual of the income tax payable and income tax provision for the year ended December 31, 2005, as explained in items (2), (4) and (6) above.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

FORWARD LOOKING STATEMENTS

All statements other than those of historical facts included in this Form 10-K, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events including the risks set forth below and under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A). The forward-looking statements made in this annual report on Form 10-K (Annual Report) reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Trademarks

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®, IKONOS®, MJ HARDEN®, ORBIMAGE®, ORBVIEW®, SPACE IMAGING®, GEOFUSEtm, GEOPROFESSIONALtm, GEOSTEREOtm, SEASTARtm, SEASTAR FISHERIES INFORMATION SERVICEsm, MARINE INFORMATION SERVICEsm, MASTERCASTtm, OCEAN MONITORING SERVICEsm, ORBBUOYtm, ORBMAPtm, ORBUOYtm and VESSEL TRACKINGtm

PART I

Item 1.	Business

Overview

GeoEye is a premier provider of imagery, imagery information products and image processing services. Our products and services enable timely, accurate and accessible location intelligence. We provide our products and services to the U.S. Government, including the national security community, international customers, and North American commercial customers. We have developed an advanced information technology infrastructure for capturing, receiving, processing and distributing high-resolution and low-resolution imagery, imagery information products and image processing services to customers around the world. With our existing satellite and aerial infrastructure, which includes GeoEye-1, currently the highest resolution commercial imaging satellite, we are able to collect millions of square kilometers of imagery per year. Our collection systems and large-scale product generation capabilities serve market demand worldwide for advanced imagery information products to map, measure and monitor the Earth for a wide variety of applications including defense and intelligence, on-line and precision mapping, infrastructure planning and monitoring, and environmental monitoring.

Products and Services

We currently sell two types of products to our customers: (1) basic imagery; and (2) imagery information products. We also provide two types of services to different customers: (1) imagery collection services; and (2) imagery processing services. We sell rights to our imagery both through image collection orders and through our archive, which currently comprises over 300 million square kilometers. Our imagery customers buy imagery from us through bulk sales arrangements, by the square kilometer, or by directly buying subscription-based access to one of our satellites and associated ground processing technology upgrades and support services. Certain of our international government customers pay for direct access to our satellites which give them the right to task the satellites and to receive direct downlinks from the satellite. Our value-added production service is the process where we combine our images with data and imagery from our own and other sources to create sophisticated information products.

High resolution images of the Earth can help government agencies keep mapping databases up-to-date for defense, intelligence, humanitarian and other purposes. Defense agencies use high resolution maps and imagery to monitor borders, gather intelligence on potential conflicts, plan air, ground and naval missions, deploy resources and assess battle damage. Up-to-date mapping databases are crucial for serving the high-technology segments of the national security market, such as digital terrain modeling. High resolution images can also aid with a wide range of commercial applications such as on-line and precision mapping, environmental impact assessments, utility infrastructure planning, wireless telecommunications design, oil and gas exploration, forestry management, insurance and risk management and natural disaster assessment and relief.

We offer three main satellite imagery products: (1) Geo; (2) GeoProfessional; and (3) GeoStereo. Our Geo product, the foundation of our imagery product line, is a map quality image suitable for a wide range of uses. Our GeoProfessional product is topographically refined by our staff of experienced production personnel and is optimized to the data collected by our satellites. The GeoProfessional product is suitable for feature extraction, change detection, base mapping and other similar applications. Our GeoStereo product provides two images of the same location and is used by customers to provide a three dimensional image of a given location. We offer two main types of aerial imagery services collected by our three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging (LiDAR) imaging. Our digital aerial imaging provides a complete digital image capture and data management system designed to support missions that demand high resolution and a high degree of geolocation accuracy. LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three dimensional terrain/surface modeling.

Our value-added production services are purchased by both U.S. Government and commercial customers and are performed in our state-of-the-art facilities in Dulles, VA, Thornton, CO, St. Louis, MO, and at our MJ Harden facility in Mission, KS. These services typically entail the production of specific information products that are built to stringent customer specifications. Our production services range from the generation of precision imagery-based products to the extraction of site-specific feature databases (i.e. airports, highways, and buildings) to sophisticated multi-source fusion products like our SeaStar Fisheries Information Service. We have developed sensor-agnostic processing systems that enable us to process raw data from a wide range of government and commercial sensors and merge the sources into precision information products in order to meet the needs of a wide range of customers.

Customers

GeoEye’s products and services are provided to the U.S. Government, including the national security community, international customers, and North American commercial customers. Our largest customer is the U.S. Government, which purchases most of its imagery and other services through the National Geospatial-Intelligence Agency (NGA). Under the NextView program, NGA acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. On September 30, 2004, NGA awarded GeoEye a significant contract as an imagery provider under the NextView program. GeoEye’s imagery and other services have become a standard part of the U.S. Government’s security infrastructure. In 2008, we recognized aggregate revenues of $56.5 million from the U.S. Government, which represented approximately 39% of our total revenues. In December 2008, GeoEye and the NGA entered into a Service Level Agreement (SLA), under which the NGA agreed to purchase $12.5 million of imagery monthly through November 30, 2009. The SLA provides us with a greater amount of predictability over our revenue generation.

Other agencies of the U.S. Government that may purchase satellite imagery include the U.S. Department of Agriculture, U.S. Department of Interior, U.S. Geological Survey, U.S. Fish and Wildlife Service, National Park Service, National Aeronautics and Space Administration, U.S. Air Force, U.S. Army and the U.S. Department of Agriculture.

GeoEye’s international customer base, which represented 48% of our total revenues in 2008, is primarily comprised of foreign governments, but also includes international commercial customers. Most foreign countries currently do not have satellite collection programs as sophisticated as in the United States, and must either rely on limited aerial imagery collection for imagery applications or purchase imagery from reliable existing commercial satellites, including GeoEye’s. Our international customers primarily use our imagery for national defense and intelligence programs; agricultural, environmental and infrastructure monitoring; and construction planning. Certain international customers purchased the right to send imagery collection orders directly to our IKONOS satellite and receive direct downlinks of imagery from IKONOS while the satellite was over their territory. These customers own the imagery generated by these collections. In addition, most of the capacity of IKONOS over the international regional affiliates’ territories was sold to those affiliates; not retained by the prior owner of IKONOS, Space Imaging, LLC (Space Imaging). We have modified the business model in connection with the launch of our newest satellite, GeoEye-1. We now retain a significant amount of capacity over all territories, including those in which we have international affiliates. In addition, we grant our international affiliates licenses to use and re-sell images collected by them in their territories, however we retain the rights to those images outside of such territories. This change has provided us significantly greater flexibility to collect imagery for the U.S. Government and other customers, to reduce our cost of goods sold, to sell a significantly increased number of images to our customer base and to more effectively utilize our archive.

GeoEye’s North American commercial customers, which represented 13% of our revenues in 2008, purchase both satellite and aerial imagery from us. Aerial photography is capable of producing higher resolution imagery than satellite imagery because an airplane is able to fly at a lower altitude than a satellite. This can be time consuming and more expensive than satellite imagery because the airplane needs to be mobilized to the area and can only capture imagery in much smaller scene sizes. Satellite imagery is capable of obtaining tens of thousands of square kilometers of imagery in a single pass and is not restricted by geography. In addition, satellite imagery can be coupled with aerial imagery to meet the varying needs of the customer. GeoEye’s North American commercial customers operate in a variety of different market segments, including on-line and precision mapping, infrastructure, oil and gas, environmental monitoring, agriculture, mining, utilities and transportation. An example of one of our North American commercial relationships is our agreement with Google, Inc. (Google) to provide satellite images to Google. Our agreement with Google is for a multi-year period.

For a discussion of financial information by significant customer and geographic area, see Note 18 to the consolidated financial statements contained in this Annual Report on Form 10-K.

The NextView Program

The U.S. Government, through the NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. On September 30, 2004, NGA awarded us a contract as the second provider under the NextView program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, constructed a new satellite, GeoEye-1. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $456.7 million, including $62.5 million of capitalized interest, as of December 31, 2008. Approximately $27.7 million of this amount was payable to subcontractors at December 31, 2008. The final cost of the program is estimated to be $495.4 million, including $66.8 million of capitalized interest. Under the NextView contract, NGA agreed to support the project with a cost share totaling up to $237.0 million spread out over the course of the project development and subject to various milestones. As of December 31, 2008, NGA had paid us $226.8 million of its cost sharing obligation. We deferred recognition of the cost share amounts received from NGA as revenue until GeoEye-1’s in-service date, which occurred in February 2009. We will recognize revenue on a straight-line basis over the expected seven-year life of the satellite.

Business Operations

Our business operations are structured to ensure timely, accurate and accessible delivery of our products and services to our global customers. To that end, we have established an integrated system that includes collection systems, production facilities and a global distribution system.

Collection System

GeoEye owns and operates satellite and aerial collection systems, including:

•	three low-Earth orbit, imaging satellites, including GeoEye-1, currently the most advanced imagery collection satellite commercially available;

•	one airplane with digital and light detection radar camera;

•	two airplanes each with a digital mapping camera, the second of which will become operational during April 2009; and

•	a central U.S.-based ground system that controls the satellites and that receives, processes and archives their imagery and includes electronic cataloging and distribution capabilities.

The following table summarizes the primary characteristics of our satellites:

	GeoEye-1	IKONOS	OrbView-2

Principal Application	National Security, Mapping, Oil and Gas, Infrastructure, Mining, Land Use, Land Planning	National Security, Mapping, Oil and Gas, Infrastructure, Mining, Land Use, Land Planning	Weather, Fishing, Agriculture, Scientific Research, Environmental Monitoring
Best Ground Resolution	0.41 m Panchromatic, 1.65 m Multispectral	0.82 m Panchromatic, 3.2 Multispectral	1 km to 4 km, Multispectral
Scene Width	15.2 km	11 km	2,800 km
Image Area (or Swath)	225 km sq.	121 km sq.	N.A.
On-Board Storage	1 Terabit	80 Gigabit	128 Megabit
Revisit Time	3 Days	3 Days	1 Day
Orbital Altitude	684 km	680 km	705 km

GeoEye-1

The GeoEye-1 satellite was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified the imagery as meeting NGA’s specifications on February 20, 2009 and we commenced full operations. GeoEye-1 is currently the world’s highest-resolution color commercial remote-sensing satellite. GeoEye-1 has been designed to collect 0.41 meter (approximately equivalent to 16 inches) resolution black and white imagery (known in the industry as panchromatic) and 1.65 meter resolution color imagery (known in the industry as multispectral) of the Earth’s surface, both individually and simultaneously. It can collect up to up to 127 million square kilometers per year in the color mode, the more popular mode, or 255 million square kilometers per year in the black and white mode. Although imagery can be collected at this highest resolution for the U.S. Government, due to current U.S. licensing restrictions, it must be re-sampled to 0.5 meter ground resolution before being made available for sale to non-U.S. Government customers. For more details on this restriction, see “— Government Regulation — United States” below. In addition to 0.5 meter ground resolution imagery, GeoEye-1 offers geolocation accuracy which is currently better than five meters, which means that customers can map natural and man-made features to within five meters of their natural location on the Earth’s surface without ground control points. GeoEye-1 can downlink imagery to a customer whose ground station has the appropriate receiving equipment and has the ability to take simultaneous black and white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery, which is in effect black and white imagery to which color has been accurately added, yielding a colorized product at higher resolution than would otherwise be available. GeoEye-1 can capture stereo images on the same pass, allowing us to provide digital elevation data.

In September 2007, as required under our debt indenture, we purchased $220.0 million of launch plus first year on-orbit insurance coverage and $50.0 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid if the satellite’s capabilities become impaired as measured against a set of specifications. In August 2008, we purchased an additional $50.0 million of launch plus first year on-orbit insurance in the event of the total loss of the satellite. The premiums to be paid for the insurance policies total approximately $47.5 million, of which $42.0 million was paid as of December 31, 2008. The remaining $5.5 million will be paid in two equal installments of $1.5 million on the first and second anniversaries of GeoEye-1’s launch date, September 6, 2009 and 2010, respectively, and the final $2.5 million will be paid at the expiration of the launch plus three-year on-orbit policy, September 2011. The portion of the premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to GeoEye-1 reaching start of commercial operations, are capitalized in the original cost of the satellite and will be amortized over the estimated life of the asset, which is currently seven years. The remaining insurance premium amounts that are not capitalized are charged to expense ratably over the related policy periods.

IKONOS

The IKONOS satellite was launched in September 1999. GeoEye acquired it from Space Imaging in 2006. IKONOS provides 0.82-meter resolution black and white and 3.2-meter resolution color imagery with a geolocation accuracy of approximately 7.1 meters. IKONOS can collect about 200,000 square kilometers of imagery per day. Like GeoEye-1, IKONOS is designed to downlink imagery to a customer and to accept imaging collection orders directly from customers. In addition, like GeoEye-1, IKONOS can take simultaneous black and white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery and can capture stereo images on the same orbital pass.

OrbView-2

The OrbView-2 satellite was launched in August 1997. OrbView-2 collects 1.0 kilometer, low resolution color imagery and was the first commercial satellite to image the Earth’s entire surface daily in color. OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Service, where we couple our imagery with weather forecasts and other data that allow these customers to better predict high yielding fishing areas. High resolution imagery is not considered critical in this market. We also provide OrbView-2 imagery to researchers and the U.S. Government agencies for scientific and environmental applications. The satellite’s coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing, environmental monitoring and naval operations.

GeoEye-2

In October 2007 we entered into a contract with ITT Corporation to begin work on the camera for our next high resolution Earth imaging satellite, GeoEye-2. This was the first step in a phased development process for an advanced, third-generation satellite capable of discerning objects on the Earth’s surface as small as 0.25-meter (9.75 inches) in size. Our intention is to construct and launch GeoEye-2 to augment our constellation of remote sensing satellites. In order to decrease the time to completion, we initiated the contract order for the procurement of long-lead satellite camera equipment and parts. We anticipate GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from significant improvements in capability, including improved resolution and enhanced direct tasking. We expect to contract with a satellite builder during 2009, although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. In light of the significant capital required to build GeoEye-2 and the current state of the financial markets, timing may also vary subject to our ability to raise the necessary capital on terms which we deem to be acceptable. We would expect to launch the satellite approximately three to four years after work begins on that contract. We will evaluate our financing options for the construction of GeoEye-2 in conjunction with our selection of the satellite builder.

Production Facilities

GeoEye operates four production facilities that provide advanced image processing products, engineering analysis and related services. We also operate or contract with other facilities that provide satellite control and communications services.

The following table summarizes the primary characteristics of our production facilities and our satellite control and communications services:

	Satellite	Satellite	Image Order	Image Receiving and
	Control	Communications	Tasking	Processing Center

Thornton, CO	✓	✓	✓	✓
Dulles, VA	✓	✓	✓	✓
St. Louis, MO		✓		✓
Fairmont, WV		✓
Norman, OK		✓
Point Barrow, AK	✓		✓
Fairbanks, AK		✓	✓
Mission, KS				✓
Kiruna, Sweden	✓	✓	✓
Tromso, Norway	✓	✓	✓
Troll, Antarctica		✓	✓

Our two operations centers:

•	monitor and maintain the satellites’ proper orbit;

•	command the satellites as required for imagery collection;

•	maintain appropriate communication links with the satellites; and

•	ensure that electrical power and other operating variables stay within acceptable limits.

The Dulles, VA center sends imaging collection orders, referred to in the industry as tasking, to GeoEye-1. The Thornton, CO center sends imaging collection orders to our IKONOS satellite and provides back up collection order capability for GeoEye-1. The international regional affiliates can also send imaging collection orders to GeoEye-1 and IKONOS. The tasking process is complicated and employs software systems to evaluate whether a customer’s tasking request is feasible. In order to be feasible, the satellite must be able to view the desired area on a certain day at the time it passes overhead. Additionally, adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on a certain day. The order must be received in time for processing and transmission to the satellite. The tasking system considers the relative priority of different requests by one customer or several customers and calculates the satellite’s ability to collect more than one task on the same pass.

Our St. Louis, MO image processing facility provides advanced image processing products, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility can produce imagery products from various sources including from images acquired by U.S. Government satellites, our IKONOS satellite, the satellites operated by our U.S. competitor and many of the current international satellites, in addition to aerial imagery. Our St. Louis facility provides us with a unique competitive advantage as we believe that we are the only operator of a high resolution imagery satellite that also operates a source-agnostic production facility that can assimilate imagery from any source to generate the sophisticated information products required by our customers.

Our MJ Harden facility in Mission, KS offers a range of geospatial products and services to help develop and manage geospatial data to support documentation, resources inventory and engineering and development applications. The services are based on 50 years of experience in photogrammetric mapping, geospatial information service (GIS) implementation and geospatial information technology development and include: digital aerial imagery, LiDAR elevation data, planimetric maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and GIS consulting and implementation. MJ Harden provides digital aerial imagery collection, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities and oil and gas pipeline companies, engineering companies, developers and federal, state and local government agencies, among others.

In addition to the operations centers listed above, we also contract with facilities in Kiruna, Sweden, Tromso, Norway, and Troll, Antarctica that provide relay services to capture and transmit imagery to the production facilities.

Global Distribution Network

Our global distribution network consists of:

•	international regional affiliate satellite receiving and distribution centers with direct downlinking capabilities;

•	worldwide network of imagery product resellers; and

•	web based search, discovery and dissemination technology.

The image processing centers receive imagery downlinked to multiple ground antennas and are equipped with numerous work stations that process and convert the digital imagery into imagery products. The centers are designed to archive the maximum number of high-resolution satellite images per day and have the capability to generate a variety of geospatial products for resale. Geospatial products refers to information products created by combining imagery with data related to geographic location, spatial relationships and other data.

Backlog

Our backlog was approximately $236.2 million at December 31, 2008 and approximately $237.7 million at December 31, 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in Item 8. of this Annual Report. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of December 31, 2008 included approximately $187.2 million of contracts with the U.S. Government, including approximately $116.5 million related specifically to the Service Level Agreement. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain international regional affiliates have signed multi-year access fee and operating and maintenance contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Company History

GeoEye was initially organized as ORBIMAGE Holdings, Inc., Delaware corporation, on April 4, 2005. It was formed to enable its predecessor registrant, and subsequently its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. ORBIMAGE Inc. was established on December 31, 2003 in conjunction with Orbital Imaging Corporation’s reorganization and emergence from Chapter 11 bankruptcy. Effective June 21, 2005, we reorganized into a holding company structure, by means of a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the “Merger”). As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings Inc., evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings Inc. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. On January 10, 2006, we adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings, Inc. to GeoEye, Inc.

On September 15, 2005, we entered into a definitive asset purchase agreement (Purchase Agreement) to acquire the operating assets of Space Imaging. On January 10, 2006, we completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The final cash purchase price, including acquisition costs, was approximately $51.5 million. The acquisition was financed mainly through the incurrence of $50.0 million of indebtedness. We were required to prepay the debt with 100% of the excess cash flows of the acquired operations calculated on a quarterly basis. We finished repaying the debt on February 2, 2007.

On March 15, 2007, we acquired MJ Harden Associates, Inc. (MJ Harden) through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is an industry-leading provider of digital aerial imagery and geospatial information solutions.

Competition

We compete against various private companies, as well as systems owned by the U.S. Government and foreign state sponsored entities that provide satellite and aerial imagery and related products and services to the commercial market. Our major existing and potential competitor for high resolution satellite imagery is DigitalGlobe, Inc. (DigitalGlobe), a privately held commercial vendor of space imagery and geospatial content, and operator of civilian remote sensing spacecraft. International competitors for high-resolution satellite imagery related products include, National Remote Sensing Agency, Department of Space (Government of India), RADARSAT International (Canada), ImageSat International N.V. (Israel), SPOT Image SA (France), Taiwan and Korea. For risks associated with competition, see “Item 1A. Risk Factors.”

Employees

At December 31, 2008, we had 484 employees. Generally, our employees are retained on an at-will basis. We have entered into employment agreements with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

Government Regulation

The satellite remote imaging industry is a highly regulated industry, both domestically and internationally. In the U.S., the operation of remote imaging satellites generally requires licenses from the Department of Commerce (DoC) and from the Federal Communications Commission (FCC). Furthermore, remote sensing satellite and ground control station technologies are subject to U.S. export control licensing and regulation under the International Traffic in Arms Regulations (ITAR) administered by the Department of State and the Export Administration Regulations (EAR) administered by the DoC. In addition, we are party to certain classified

U.S. Government contracts, the performance of which is subject to U.S. facility and personnel clearance laws and regulations. As is the case with any U.S. business, we are subject to U.S. Government Foreign Corrupt Practices Act restrictions regarding conducting business with foreign government officials and U.S. Treasury Department restrictions prohibiting conducting business with certain embargoed countries or entities or persons on the Specifically Designated Nationals list maintained by the U.S. Treasury Department. Finally, in order to provide satellite access services and imagery products internationally, our satellites may require International Telecommunications Union (ITU) notification and registration and licenses from the governments of foreign countries where our services and products will be distributed.

United States

DoC regulation

The DoC, through the National Oceanic and Atmospheric Administration (NOAA), is responsible for granting commercial imaging satellite operating licenses and for coordinating satellite imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security and foreign policy concerns, and complies with all international obligations of the United States. We are required to obtain a DoC license to operate each of our remote sensing satellite systems and provide imagery services to our customers.

We currently have DoC licenses for all of our existing satellite systems. We also hold a DoC license that we intend to use subject to DoC approval, for the GeoEye-2 satellite system that is being developed. The DoC licenses for our satellites are valid through the operational lifetime of each satellite. We expect to satisfy the terms of each of the DoC licenses for our satellites and to maintain the regulatory licenses and approvals necessary for their ongoing operations.

Our DoC licenses generally include the following key operating conditions:

•	We are required to maintain positive operational control of our satellite systems from a location within the United States at all times;

•	We are restricted from disseminating to anyone other than the U.S. Government panchromatic imagery with a resolution better than 0.5 meters or multispectral imagery with a resolution better than 2.0 meters;

•	The U.S. Government reserves the right to exercise “shutter control” — the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. Government national security or foreign policy interests or international obligations. Although the U.S. Government has never exercised “shutter control” with respect to our satellite systems, the exercise of this authority would require us to make imagery data available exclusively to the U.S. Government by means of approved rekeyable encryption on the downlink. We cannot anticipate whether or under what circumstances the U.S. Government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. Government in such event;

•	We are required to obtain DoC approval before implementing “significant or substantial” agreements with foreign nations, entities or consortiums (foreign persons) in order to protect the national security and foreign policy interests and international obligations of the U.S. Government. Transfers of “significant or substantial” agreements also require DoC approval. Examples of “significant or substantial” agreements include customer agreements for high-resolution imagery collection and distribution, operating agreements and agreements relating to equity investments in the Company of 20 or more of the total outstanding shares or that entitle a foreign person to a position on the Company’s Board of Directors. Foreign persons entering “significant or substantial” agreements with the Company are required to comply with our DoC license imagery collection and distribution restrictions and are subject to the U.S. Government’s exercise of “shutter control,” which could adversely affect our ability to collect imagery products for distribution to our foreign customers; and

•	We are restricted from disseminating imagery of the state of Israel with a resolution better than 2.0 meters.

FCC regulation

The FCC is responsible for licensing commercial satellite and ground systems and the radio frequencies used by commercial satellite systems. In general, the FCC grants licenses to commercial satellite systems that conform to the technical, legal and financial requirements for these systems set forth in FCC regulations.

Below is a table summarizing the FCC license grant and expiration dates for the operation of our current satellites and related ground systems:

	GeoEye-1	IKONOS	OrbView-2	OrbView-3

FCC Satellite License Grant Date	2004	1999	2009	1999
Commercially Operational	Yes	Yes	Yes	Yes in 2003, but Imaging Operations ceased in March 2007
FCC Satellite License Expiration Date	2018	2014	October 1, 2010 renewable for 1 or more years subject to FCC approval	2018
Grant Date of Associated FCC Ground Station Licenses	2004	1999	2008	1999
Expiration Date of Associated FCC Ground Station License	April 15, 2024, renewable for 15 years subject to FCC approval	December 8, 2010; October 3, 2022; and October 17, 2022, renewable for 15 years subject to FCC approval	October 1, 2010, renewable for 1 or more years subject to FCC approval	April 15, 2024, renewable for 15 years subject to FCC approval

We expect that GeoEye-2 will operate in the same radio frequency bands as our GeoEye-1 and IKONOS satellites and their associated ground stations, subject to FCC approval and that we will obtain the FCC licenses and approvals necessary for GeoEye-2 operations.

Export Controls and Security Clearance Regulation

We are subject to a complex set of export control and security clearance regulations for the products and services we offer.

Among other things, we are a registrant under ITAR and we hold export licenses and other approvals from the U.S. Department of State’s Directorate of Defense Trade Control (DDTC) for the export of hardware, software and technical data relating to the potential defense-related satellites, ground stations, image processing facilities and support services provided to customers. Additional approvals may be required from DDTC and from the DoC’s Bureau of Industry and Security in certain cases. For example, export licenses may be required if certain foreign persons or entities are involved in the development or acquisition of our products and services. Also the export of a GeoEye supplied ground station or image processing facility to a foreign person would require a DDTC export approval. The suspension or cancellation of our ITAR registration or DDTC approval to export our products and services would have a material adverse effect on our business and results of operations.

In addition, we require certain facility and personnel security clearances to perform our classified U.S. Government related business. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual, which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. Government contracts. The suspension or cancellation of our facility clearances, or the inability to maintain personnel security clearances for our personnel to perform classified U.S. Government contracts, would have a material adverse effect on our business and results of operations.

Furthermore, any change in the ownership of GeoEye involving a transfer to foreign persons or entities may increase U.S. Government scrutiny and lead to more onerous requirements in connection with both export controls and security clearances. A transfer to foreign ownership could also trigger other requirements, including filings with and review by the Committee on Foreign Investment in the United States pursuant to the Exon-Florio Provision and approval by NOAA under our DoC licenses. Depending on the country of origin and identity of foreign owners, other restrictions and requirements could arise.

Future Developments

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

International

All satellite systems providing services internationally must comply with the following general international regulations as well as the specific laws of the countries in which satellite imagery is downlinked or satellite imagery products are distributed.

•	International Telecommunication Union (ITU) Regulations — ITU regulations define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users and the minimum interference the user must operate under for that service. The FCC, on our behalf, has completed the ITU notification process for our IKONOS, OrbView-3 and OrbView-2 satellite systems and we expect to complete this process for the GeoEye-1 satellite system within the next 12 months.

•	Intelsat/Inmarsat Agreements — The Intelsat and Inmarsat agreements require that operators of international satellite systems demonstrate that they will not cause technical harm to Intelsat and Inmarsat satellites. We have completed this process for our OrbView-2 satellite and believe that the frequencies in use by the IKONOS, OrbView-3 and GeoEye-1 satellites, and to be used by the GeoEye-2 satellite, will not cause any technical harm to the Intelsat or Inmarsat systems. In the event that one of our satellite systems causes technical harm to the Intelsat or Inmarsat system, the FCC could fine us or seek to modify or terminate our underlying authorizations.

•	Foreign Downlink License — The regulations of some foreign countries require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country. Within foreign countries, our foreign customers are responsible for securing appropriate licenses and operational authority to use the required spectrum for downlinking our high-resolution satellite imagery with assistance from us as required.

•	Foreign Imagery Acquisition or Distribution Regulations — The regulations or policies of foreign countries may restrict the acquisition or distribution of satellite imagery products and services. For example, in the Republic of India, we obtained permission from the government to promote satellite imagery product sales to customers in India, provided the actual product deliveries are made through a government appointed reseller.

While we believe we will be able to obtain all U.S., ITU and foreign government licenses, authorizations and registrations necessary to provide services internationally, we cannot assure you that we will be successful in doing so. The failure to obtain some or all necessary licenses, approvals or registrations could have a material adverse effect on our business or results of operations.

Item 1A.	Risk Factors

The risks described below, among others, could cause GeoEye’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

A substantial portion of our revenues are generated from contracts with U.S. government agencies. Termination of these contracts at any given time could materially reduce our revenue and have a material adverse effect on our business.

Revenues from U.S. Government contracts accounted for approximately 39% of our total revenues for the year ended December 31, 2008. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. Our primary contract with the U.S. Government, through the NGA, is the NextView imagery contract. In the contract, NGA originally agreed to order approximately $197.1 million of imagery products beginning February 1, 2007 and continuing six quarters after the GeoEye-1 satellite’s expected in service date. The contract was subsequently modified in December 2008 to accommodate launch delays and to establish a SLA whereby we provide a range of products and services rather than simply selling square kilometers of imagery. Further, the period of performance was changed to run through November 30, 2009 at a rate of $12.5 million per month. Although we anticipate that the U.S. Government will either extend this contract or enter into a new contract before the end of the current period of performance, we cannot guarantee and there can be no assurances that they will continue to purchase at pre-termination levels or at all. If a U.S. government agency terminates or suspends any of its contracts with us, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot estimate what effect, if any, the new administration in the U.S. will have on the demand for our products and services.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses or other causes.

The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Random failure of satellite components could cause damage to, or loss of, the use of a satellite before the end of its design life. In rare cases, electrostatic storms or collisions with other objects could damage our satellites. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its design life. We expect the performance of each satellite to decline gradually near the end of its design life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of seven years.

IKONOS was fully depreciated in June 2008. A study that was completed in August of 2008 by the IKONOS manufacturer resulted in a revised life expectancy for IKONOS to the 2010+ timeframe. Based on that study, we currently expect to continue commercial operations with IKONOS through that timeframe. However, we can offer no assurance that IKONOS will maintain its prescribed orbit or remain commercially operational.

Despite the fact that OrbView-2’s operational life has expired, we currently expect to continue commercial operations with OrbView-2 in 2009. Due to factors listed above, we cannot guarantee the use of OrbView-2 throughout 2009 or beyond.

Replacing a satellite is expensive. We anticipate using funds generated from operations to develop plans for future high-resolution imagery satellites. If we do not generate sufficient funds from operations or we cannot obtain financing from outside sources, we will not be able to deploy new satellites to replace GeoEye-1 at the end of its design life. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital, on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

We cannot assure you that our satellites will operate as designed. We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our operating expenses, lower operating income or lost backlog.

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

We cannot assure you that our satellites in orbit will continue to operate successfully throughout their expected remaining lives. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to market our products successfully.

Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-2 if either fails prematurely. Although we are developing the GeoEye-2 satellite program, which will take approximately three to four years to complete, GeoEye-2 cannot be considered a near-term replacement if the GeoEye-1 satellite were to fail. Any failure of our satellites or any interference with such satellites’ commercial operations could have a material adverse effect on our results of operations and business.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Such delays can result from the delays in the construction of satellites and launch vehicles, the periodic unavailability of reliable launch opportunities, possible delays in obtaining regulatory approvals and launch failures. A significant delay in the future delivery of any satellite may also adversely affect our marketing strategy for the satellite. If satellite construction schedules are not met, a launch opportunity may not be available at the time a satellite is ready to be launched. Further, any significant delay in the commencement of service of any of our satellites could enable customers who pre-purchased or agreed to utilize capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life. Delays in the launch of a satellite intended to replace an existing satellite that results in the existing satellite reaching its end of life before being replaced could result in loss of business to the extent an in-orbit backup is not available.

We operate in a highly competitive and specialized industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

Our products and services compete with satellite and aircraft-based imagery and related products and services offered by a range of private and government providers. Certain of these competitors may have greater financial, personnel and other resources than us.

Our major existing U.S. competitor for high-resolution satellite imagery is DigitalGlobe, Inc., a privately held commercial vendor of space imagery and geospatial content, and operator of civilian remote sensing spacecraft. DigitalGlobe currently operates two high-resolution satellites, Quickbird, launched in 2001, and WorldView-1, launched in September 2007 under NGA’s NextView program. DigitalGlobe announced that its WorldView-2 satellite is anticipated for launch in mid-2009. Both WorldView satellites have higher resolutions and more advanced technologies than our IKONOS satellite. Both WorldView satellites and GeoEye-1 can produce 0.5 meter imagery (the highest resolution that may be made available to non-U.S. Government customers) though WorldView-1 does not have the ability to produce color images. Historically we had a competitive advantage over

DigitalGlobe regarding international markets because our high resolution satellites had the capability to directly download imagery to customers’ ground stations. However, the WorldView satellites now have the same capabilities.

Current and future international competitors for high-resolution satellite imagery customers include Spot Image SA (France), India’s National Remote Sensing Agency, ImageSat International N.V. (Israel) and the governments of Korea and Taiwan. In addition, the following operators of radar satellites provide a different type of satellite information but they could be considered to compete with us in the international market: Cosmo-Skymed (Italy), TerraSar (Germany), and RADARSAT International (Canada). Many of our international competitors are either governmental agencies or receive funding from their governments which may allow them greater flexibility in pricing.

We also compete with aerial and unmanned aerial vehicles (sometimes called UAVs). In the U.S., our aerial operations compete with several larger, better funded aerial imagery providers.

Our competitors or potential competitors with greater resources than ours could in the future offer satellite-based imagery or other products having more attractive features than our products. The emergence of new remote imaging technologies, even if not ultimately successful, could negatively affect our ability to successfully penetrate existing or new markets using our existing technologies and retain our client base.

U.S. and foreign governmental agencies may build and operate their own systems which could affect our current and potential market share of our products and services.

The U.S. Government and/or foreign government agencies might develop, construct, launch and operate remote imaging satellites that generate non-classified imagery products and services similar to GeoEye’s. These products and services could cause a decrease in the demand of U.S. and foreign governments to purchase our products and services. In addition, such governmental agencies could sell imagery from their governmental satellites, which could also cause a decrease in demand for our imagery products.

The U.S. Government currently relies and is likely to continue to rely on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. Government could reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in the total amount spent. Any reduction in purchasers of our products and services by the U.S. Government could have a material adverse effect on our operations.

The success of our products and services will depend on market acceptance.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by GeoEye-1 and IKONOS to our existing markets and to potentially new markets. The commercial availability of high-resolution satellite imagery is still a fairly new market. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. The actual market for our products and services could vary materially from the potential markets that we have identified causing us to miss opportunities.

Market acceptance of our high-resolution satellite imagery products depends on a number of factors, including the spatial and spectral quality, scope, timeliness, sophistication and price and services and the availability of substitute products and services. Lack of significant market acceptance of our products and services particularly our high-resolution imagery products and services, delays in acceptance, or failure of certain markets to develop would negatively affect our business, financial condition and results of operations.

Foreign distributors and domestic value-added resellers may not expand our commercial markets.

We rely on foreign regional distributors to market and sell our imagery from the GeoEye-1 and IKONOS satellites internationally. We are currently intensifying our efforts to develop further our current and future operations in international markets. These regional distributors may not have the skill or experience to develop regional commercial markets for our products and services. If we fail to enter into regional distribution agreements or if our foreign regional distributors fail to market and sell our imagery products and services abroad successfully, these failures could negatively impact our business, financial condition and results of operations.

We rely on value-added resellers to develop, market and sell our products and services to address certain target markets, including domestic markets, which may be vertical markets in defined industries or geographical markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure could negatively affect our business, financial condition and results of operations.

Insurance coverage may be more difficult and costly to obtain or maintain.

The terms of our Senior Secured Floating Rate Notes due 2012 (Notes) require, and we believe that the issuance of any future notes will require, us to obtain launch and on-orbit insurance on GeoEye-1 and other subsequent satellites we construct and launch. Due to these covenants, we must maintain specified levels of on-orbit operations insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. We have currently secured $320.0 million of insurance coverage for GeoEye-1. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1. We also carry $20.0 million of insurance coverage on the IKONOS satellite, but we do not carry any insurance coverage for the OrbView-2 satellite.

A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

Insurance market conditions or factors outside our control at a time when we would seek required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs. Should the future terms of launch and on-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Any failure to obtain required insurance could cause a default under our current debt obligation.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. In particular, the cost of capital has increased substantially while the availability of funds from the capital markets has diminished significantly. Accordingly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our strategy.

The current economic situation could have an impact on our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results from operations and cash flows. State and local governments may be more vulnerable to the economic downturn, so our MJ Harden operations may face greater exposure to this risk. The uncertainty and volatility of the global financial crisis may have further impacts on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2009 will be satisfied by cash on hand, cash generated from our operations, and possible external financing. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to execute our business strategy. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

Lending institutions have suffered and may continue to suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy. As a result, changes in the financial markets may impact our ability to obtain new financing or refinance our existing debt on commercially reasonable terms and in adequate amounts, if at all. In particular, the construction of our GeoEye-2 satellite will require significant capital, and the timing of the construction will vary depending on our ability to raise the necessary capital on terms which we deem to be acceptable. We can provide no assurance that our businesses will be able to raise sufficient capital to allow for the construction of the GeoEye-2 satellite.

Failure to obtain or maintain regulatory approvals could result in service interruptions or could impede us from executing our business plan.

U.S. Government Approvals.  Operation of our satellites requires licenses from the U.S. Department of Commerce (DoC). The failure to obtain these licenses, or the revocation of one or more licenses, could adversely affect our ability to conduct and generate revenue from these operations. The DoC licenses provide that the U.S. Government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties in order to address national security or foreign policy concerns or because of the international obligations of the U.S. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements.

In connection with customer agreements, we have in the past and may in the future supply our international customers with earth stations that enable these customers to downlink data directly from our satellites. Exporting these earth stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the U.S. Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the U.S. Department of State revokes, suspends or denies a request for renewal of existing licenses, our financial condition and results of operations could be materially adversely effected.

Our operation of satellites and earth stations also requires licenses from the U.S. Federal Communications Commission. The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum and the licensing of our earth station terminals located within the United States. We currently have all required FCC licenses necessary to operate our business as it is currently conducted. However, these licenses have expiration dates which are expected to occur while the satellites and ground systems are still in use. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned.

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the International Telecommunication Union. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to earth station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to earth stations within such countries. If these regional distributors are not successful in obtaining the necessary approvals, we will not be able to distribute real time imagery in those regions and this inability to offer real time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

Material weaknesses in our internal control over financial reporting resulted in material misstatements in our financial statements that required us to restate certain of our historical financial statements. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

The Audit Committee of our Board of Directors, upon management’s recommendation, has determined to restate certain of our historical financial statements and other financial information. Our management concluded that the accounting errors that necessitated the restatement resulted from control deficiencies in our internal control over financial reporting constituting material weaknesses. Specifically, our management concluded that we: (i) had inadequate and ineffective controls over the periodic financial close process; and; (ii) did not maintain effective controls over the accuracy and valuation of the provision for income taxes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9A. Controls and Procedures.”

Management’s assessment of our internal control over financial reporting as of December 31, 2008 identified two material weaknesses in our internal control over financial reporting. As described in “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting,” we have not yet fully remediated these material weaknesses. Until they are fully remediated, these material weaknesses could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Further, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

In 2008, approximately 48% of our total revenues were derived from international sales, and we intend to continue to pursue international contracts. We expect to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

•	changes in domestic and foreign governmental regulations and licensing requirements;

•	deterioration of relations between the U.S. and a particular foreign country;

•	increases in tariffs and taxes and other trade barriers;

•	changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.

These risks are beyond our control and could have a material adverse effect on our business.

Our success depends upon a limited number of key personnel.

Our success depends on attracting, retaining and motivating highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management. If we fail to continue to attract, retain and motivate such professionals, our ability to compete in the industry could be adversely affected.

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation:

•	risks and uncertainties affecting the current and proposed business of GeoEye and the imagery-derived products and processing service satellite industry;

•	increased competition in the industry; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

The price of our common stock has been volatile and an investment in our common stock could suffer a decline in value.

The market price of our common stock has been, and is likely to continue to be, volatile. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. In particular, over the last 12 months, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for small companies, and which have often been unrelated to their operating performance or prospects for future operations. These broad fluctuations may adversely impact the market price of our common stock. Future market movements may materially and adversely affect the market price of our common stock.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. We are prohibited from paying dividends under instruments governing our long-term debt until the principal amount of all such notes has been repaid.

Paying our indebtedness will require a significant amount of cash and may impair our liquidity and financial condition.

As of December 31, 2008, we had $247.5 million of long-term debt. This debt will mature on July 1, 2012 though certain redemptions prior to that date may be required under the terms of the debt. Our ability to make payments on our debt and to fund operations and planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, and other general corporate purposes; and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Government audits of our contracts could result in a material charge to our earnings and have a negative effect on our cash position following an audit adjustment.

Our government contracts are subject to cost audits which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position.

Our effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates; the results of any tax examinations; changing interpretations of existing tax laws or regulations; changes in estimates of prior years’ items; acquisitions; changes in our corporate structure; and changes in overall levels of income before taxes. All of these factors may result in periodic revisions to our effective income tax rate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties used in our operations consist principally of satellite ground stations and terminals, production facilities and administrative and executive offices. The following table sets forth certain information about the location of each property used in our business:

Location	SQ FT	Lease/Own	Purpose	Industry Segment

Dulles, VA	39,000	Lease	Satellite operations, production services and principal executive offices	Imagery, Production and Other Services
Thornton, CO	57,392	Own	Satellite operations, production services and principal executive offices	Imagery, Production and Other Services
St. Louis, MO	16,200	Lease	Satellite operations and production services	Production and Other Services
Mission, KS	17,493	Lease	MJ Harden aerial imagery and production services	Production and Other Services
Norman, OK	5,000	Own	Ground terminal stations	Imagery
Fairmont, WV	600	Own	Ground terminal stations	Imagery
Fairbanks, AK	5,042	Lease	Ground terminal stations	Imagery
Point Barrow, AK	620	Lease	Ground terminal stations	Imagery

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

GeoEye’s sole class of common equity is its $0.01 par value common stock, which is listed on the NASDAQ Global Market and is listed under the symbol “GEOY.” Effective September 14, 2006, our common stock began trading as GEOY. From the period January 13, 2004 to September 13, 2006, our common stock traded over-the-counter and sales were reported on the NASDAQ bulletin board under the symbol “ORBM.” Prior to January 13, 2004 there was no established trading market for our common stock.

We had approximately 149 holders of record of our common stock at December 31, 2008, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

	2008		2007
	High	Low	High	Low

4th Quarter	$23.89	$14.75	$36.44	$24.50
3rd Quarter	29.25	16.25	25.99	17.00
2nd Quarter	28.09	16.05	24.37	17.50
1st Quarter	37.37	25.59	19.98	15.89

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. We are prohibited from paying dividends under instruments governing our long-term debt until the principal amount of all such notes has been repaid. These restrictions are more fully discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” below.

The transfer agent for our common stock is:
BNY Mellon Shareowner Services,
480 Washington Boulevard
Jersey City, New Jersey 07310
Telephone: (877) 295-8616
www.bnymellon.com/shareowner/isd

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, the number of securities outstanding under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column [a])
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders:
Equity Plan	4,088,621	$11.44	1,131,933
Equity compensation plans not approved by security holders:
None	—	—	—

Total	4,088,621	$11.44	1,131,933

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period January 13, 2004, the date of our initial public offering, to December 31, 2008, with the cumulative total return on the NASDAQ Global Market Index and with a selected peer group consisting of us and other companies with comparable market capitalizations between $500.0 million and $600.0 million. The peer group consists of the following publicly-traded technology and government contracting companies: Cubic Corporation, Input/Output, Inc., Measurement Specialties, Inc., MTS Systems Corporation, Nanometrics Incorporated, OYO Geospace Corporation and Trimble Navigation Limited. We selected this particular peer group because the satellite imaging industry does not presently include any reasonably similar public companies which could form the basis of such a comparison. This graph (i) assumes the investment of $100 on January 13, 2004 in our Common Stock (at the initial public offering price of $20.25 per share), the NASDAQ Global Market Index, and the peer group identified above and (ii) assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GEOEYE, INC.,
NASDAQ MARKET INDEX AND A PEER GROUP

ASSUMES $100 INVESTED ON JANUARY 13, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

	Base Period
	January 13,	Year Ending December 31,
Company/Index	2004	2004	2005	2006	2007	2008
GeoEye, Inc.	$100	$91.36	$54.07	$95.56	$166.17	$94.96

Peer Group Index	100	104.67	108.64	127.33	122.05	65.41

NASDAQ Global Market Index	100	108.41	110.79	122.16	134.29	79.25

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of GeoEye under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

Item 6.	Selected Financial Data

GeoEye is a holding company, formerly ORBIMAGE Holding, Inc., that was formed in April 2005. Its wholly-owned subsidiary, ORBIMAGE, Inc. was established on December 31, 2003 in conjunction with the predecessor company, Orbital Imaging Corporation’s reorganization and emergence from Chapter 11 bankruptcy. On January 20, 2006, we acquired the assets of Space Imaging, mainly financed through the incurrence of $50.0 million of indebtedness. The debt was paid off in February 2007. On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc.

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2008 which has been derived from the audited consolidated financial statements of GeoEye, Inc. and includes restated financial information for 2007 and 2006 (see Note 2, Restatement of Consolidated Financial Statements, in Notes to Consolidated Financial Statements). The following consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in Item 8. of this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

	2008	2007	2006	2005(1)	2004
		(As restated)	(As restated)
	(In thousands, except per share amounts)

Revenues	$146,659	$183,023	$151,168	$40,702	$31,020
Earnings (loss) before provision for income taxes	$10,348	$68,005	$20,004	$(26,432)	$(24,739)
Net earnings (loss)	26,615	28,470	2,974	(16,080)	(22,273)
Earnings (loss) per common share — basic	$1.48	$1.62	$0.17	$(0.99)	$(3.42)
Earnings (loss) per common share — diluted	1.36	1.44	0.16	(0.99)	(3.42)
Total assets	$794,605	$853,090	$752,601	$614,538	$258,641
Long-term debt	247,502	246,789	246,075	245,361	85,018
Stockholder’s equity	230,404	193,209	153,327	147,539	88,354

(1)	As explained in Note 2 in Notes to Consolidated Financial Statements, we did not restate the 2005 consolidated financial statements but reduced beginning retained earnings on January 1, 2006 by $1.7 million, however we have properly included the adjustments to direct costs, interest expense, net and provision for income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with GeoEye’s consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions the Company makes in the preparation of its consolidated financial statements and “Item 1A. Risk Factors,” which describes key risks associated with the Company’s operations and industry.

Restatement of Consolidated Financial Statements

On March 17, 2009, management, with the approval of the Audit Committee of the Board of Directors, concluded we should restate our company’s consolidated financial statements for the years ended December 31, 2007 and 2006 and unaudited consolidated financial statements for each of the quarterly periods in 2007, for the following items:

(1) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, we determined that revenue had been overstated by $2.0 million for 2007. Additionally, we subsequently determined that certain other revenues had been understated by $1.3 million for 2007. The impact of these adjustments is to decrease revenue by $0.7 million for the year ended December 31, 2007, from

$183.7 million to $183.0 million, to decrease accounts receivable by $2.0 million and to decrease deferred revenues by $1.3 million as of December 31, 2007.

(2) Certain amounts included in satellite and related amounts were improperly capitalized and should be included in direct costs. Also, certain other costs related to in-process projects were not properly recognized as direct costs in the correct period. We have therefore increased direct costs by $1.4 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. We have offset these amounts as a reduction to the capitalized costs for satellite and related rights for $0.8 million and $1.2 million as of December 31, 2007 and 2006, respectively. Additionally, we have reduced prepaid expenses by $0.2 million and increased accounts payable and accrued expenses by $0.4 million as of December 31, 2007.

(3) We identified a $1.0 million overstatement of certain accrued liabilities as of December 31, 2007 and have reduced selling, general and administrative expenses for 2007 to reduce these accrued liabilities.

(4) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, capitalized interest had been calculated without properly considering amounts payable to subcontractors. The reduction in capitalized satellite and related amounts, as discussed in item 2 above, also resulted in an adjustment to the previously calculated capitalized interest. Consequently, interest expense has been increased by $3.8 million and $2.9 million for years ended December 31, 2007 and 2006, respectively. These adjustments also reduced the capitalized satellite and related amounts costs for each corresponding period.

(5) Goodwill related to the MJ Harden acquisition has been increased and deferred tax asset reduced by $1.7 million as of March 31, 2007 to properly account for the book and tax basis difference related to acquired fixed assets and identifiable intangible assets.

(6) We incorrectly calculated the tax provisions for the years ended December 31, 2007, 2006 and 2005 due to an incorrect effective state tax rate and a discrepancy in the deferred tax balances from 2005 to 2006. The total overaccrual of the income tax payable and income tax provision was approximately $0.7 million, $1.8 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, as a result of the preceding adjustments, the tax provision and the current tax payable were reduced by $1.9 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition, our cash flow statements have been adjusted to account for the restatement items listed above. While this does not change the overall cash flow analysis, the change decreases operating cash flow with offsetting decreases to investing cash flows of $7.2 million, and $5.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition to these adjustments, we also reduced beginning retained earnings on January 1, 2006 by $1.7 million to reflect the impact of capitalized interest and reductions in the capitalized satellite and related amounts, net of tax impact, and the overaccrual of the income tax payable and income tax provision for the year ended December 31, 2005, as explained in items (2), (4) and (6) above.

For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 to our consolidated financial statements. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

Overview

GeoEye is a premier provider of imagery, imagery information products and image processing services. Our products and services enable timely, accurate and accessible location intelligence. We provide our products and services to the U.S. Government, including the national security community, international customers and North American commercial customers. We have developed an advanced information technology infrastructure for capturing, receiving, processing and distributing high-resolution and low-resolution imagery, imagery information products and image processing services to customers around the world. With our existing satellite and aerial infrastructure, which includes GeoEye-1, currently the highest resolution commercial imaging satellite in the world, we are able to collect millions of square kilometers of imagery per year. Our collection systems and large-

scale product generation capabilities serve market demand worldwide for advanced imagery information products to map, measure and monitor the Earth for a wide variety of applications including defense and intelligence, on-line and precision mapping, infrastructure planning and monitoring, and environmental monitoring.

Impact of Significant Transactions

GeoEye-1 Satellite

The GeoEye-1 satellite was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified the imagery as meeting NGA’s specifications on February 20, 2009 and we commenced full operations. GeoEye-1 is currently the world’s highest-resolution commercial remote-sensing satellite which offers both black and white and color imagery. The GeoEye-1 satellite was constructed as part of our participation in the NextView program created by the U.S. Government through NGA.

Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $456.7 million as of December 31, 2008. Approximately $27.7 million of this amount was payable to subcontractors at December 31, 2008. Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. As of December 31, 2008, NGA had paid us $226.8 million of its cost sharing obligation. We have deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date which occurred on February 20, 2009. We will recognize revenue on a straight-line basis over the depreciable life of the satellite which we believe will ultimately approximate the expected seven-year life of the satellite. As a result of the expected deployment GeoEye-1 for less than the maximum contractual cost, a portion of NGA’s cost share payments will be credited against its future imagery purchase obligation.

In September 2007, as required under our debt indenture, we purchased $220.0 million of launch plus first year on-orbit insurance coverage and $50.0 million of launch plus three-year on-orbit coverage for the GeoEye-1 satellite to be paid if the satellite’s capabilities become impaired as measured against a set of specifications. In August 2008, we purchased an additional $50.0 million of launch plus first year on-orbit insurance in the event of the total loss of the satellite. The premiums to be paid for the insurance policies total approximately $47.5 million, of which $42.0 million was paid as of December 31, 2008. The remaining $5.5 million will be paid in two equal installments of $1.5 million on the first and second anniversaries of GeoEye-1’s launch date, September 6, 2009 and 2010, respectively, and the final $2.5 million will be paid at the expiration of the launch plus three-year on-orbit policy, September 2011. The portion of the premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to GeoEye-1 reaching start of commercial operations, are capitalized in the original cost of the satellite and will be amortized over the estimated life of the asset, which is currently seven years. The remaining insurance premium amounts that are not capitalized are amortized to expense ratably over the related policy periods and are included in direct costs of revenue.

NextView Program and Service Level Agreement

The NextView program was created by the U.S. Government, through the NGA, in 2003 to support the continued development of the U.S. commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. On September 30, 2004, NGA awarded GeoEye a contract as the second provider under the NextView program. As noted previously, NGA has supported the project development, under our NextView program award, with a cost sharing of approximately $237.0 million.

The initial NextView contract with GeoEye granted NGA a right to purchase $197.1 million of GeoEye-1 imagery products from us beginning in February of 2007 and continuing until six quarters after the GeoEye-1 in-service date. The initial NextView contract stipulated that NGA would pay for imagery as it was delivered. Since the signing of the initial NextView contract, several amendments or modifications to our contractual relationship with NGA have occurred:

•	On February 1, 2007, we entered into a modification to the initial contract which permitted NGA to procure IKONOS imagery as part of the $197.1 million purchase commitment. Payment for such imagery occurred at the time of delivery. As of December 31, 2008, NGA had purchased $92.2 million of imagery under this contract modification.

•	On December 10, 2008 we finalized a Service Level Agreement modification to the NextView contract with NGA. Under the Service Level Agreement, NGA will pay us $12.5 million per month through November 30, 2009. NGA’s monthly payment is subject to our meeting a monthly imagery delivery volume requirement. In the event we do not meet such volume requirement, NGA will hold back up to 10% of the monthly payment which will be utilized to purchase additional imagery from us on the backend of the contract period. While the contract expires November 30, 2009, it is our expectation that the contract will be extended at a minimum until NGA has purchased $150.0 million of imagery and services. The SLA modification has replaced NGA’s remaining purchase commitment of $104.9 million under the initial NextView contract. The SLA will provide us the ability to use either our GeoEye-1 or, subject to meeting required technical specifications for the delivered imagery, IKONOS high resolution satellites to fulfill purchase orders from NGA. The Service Level Agreement became effective on February 20, 2009.

•	During 2008, we received new production related contract awards totaling approximately $34.5 million to supply products and related services to NGA. This includes a significant amount of value-added, imagery-based geospatial-intelligence products including our airport mapping product line. Imagery processing and production will be performed at GeoEye’s advanced imagery processing centers located in St. Louis, MO and Thornton, CO.

GeoEye-2 Satellite

In October 2007, we entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite, GeoEye-2. This was the first step in a phased development process for an advanced, third-generation satellite. GeoEye-2 will be of the same general class as GeoEye-1, but will benefit from improvements in capability, including enhanced direct tasking, and the potential to collect imagery of the Earth’s surface at 0.25-meter or 9.75-inch ground resolution. GeoEye 2 is slated for launch in the 2012 timeframe. The Company and ITT are developing the sensor electronics and other elements of the camera’s telescope, including the primary mirror.

We expect to contract with a satellite builder in 2009, although the timing may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. In light of the significant capital required to build GeoEye-2 and the current state of the financial markets, timing may also vary subject to our ability to raise the necessary capital on terms which we deem to be acceptable. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with the selection of the satellite builder. We would expect to launch the satellite approximately three years after commencement of work by a selected contractor. Total capitalized costs for GeoEye-2 were approximately $29.9 million as of December 31, 2008.

Business and Industry Factors

Business Strategy

With the successful launch and commencement of commercial operation of GeoEye-1, we are now entering a new phase of our corporate development. With a broad range of imagery collection assets, world class image processing and production facilities, and a strong global network of channel partners, we believe our company is positioned to be a leading global provider of imagery and imagery information products. We plan to leverage our capabilities to further develop our range of products and services to meet the needs of the U.S. Government, commercial and international customers. Our focus will be to develop solutions that enable timely, accurate and accessible location-based intelligence. We plan to drive the success of our company as follows:

•	Building on our existing customer base. We are developing closer working relationships with our partners and their customers so that together we can jointly offer additional value added products and services to meet their needs;

•	Continued investment in corporate infrastructure. In order to keep up with the growing demand for our production services, we are expanding our classified production capacity in Thornton, CO and our multi-sensor, known in the industry as source-agnostic, production capacity in St. Louis, MO. To support the growth of our MJ Harden operation, we have purchased a third aircraft and a digital mapping camera, which will expand our service offerings. In addition, with the successful launch of GeoFuse, our web-based platform for imagery search and discovery, we will continue to invest in related technologies that will drive our ability to deliver new products through web services.

•	Growth through acquisition and investment. From time to time, we plan to consider selective acquisition and investment opportunities in companies that augment our technology portfolio, help expand our vertical market reach and strengthen our existing business lines.

Industry Factors

The geospatial technologies industry is affected by many factors. Factors that drive market demand for our products and service include, but are not limited to, increased demand for technologies in response to national defense and environmental observation initiatives, commercial demand for satellite mapping technologies, infrastructure project initiatives and advances in communication technologies. Factors that could negatively impact market demand for our products and services include, but are not limited to, U.S. and foreign governments launching their own imagery programs, the proliferation of competing surveillance technologies such as unmanned aerial vehicles, U.S. export constraints and decreasing defense budgets.

As with any industry there are trends, both positive and negative, that can have an impact on the commercial data providers. Positive trends include the following:

•	We expect that due to geopolitical uncertainty, global terrorist activity and large natural disasters, there will be continued demand from governments in the U.S. and overseas for updated and accurate digital mapping databases. Defense personnel may be called upon to deploy to support actions in Afghanistan and Iraq and mission planners require the latest geospatial information. As a result of terrorist activities, intelligence personnel around the world continue to need to monitor borders and other areas of interest. In addition, the frequency of large natural disasters such as the tsunami that occurred in Asia in 2003, Hurricane Katrina and the earthquake in Sichuan have increased awareness of the utility of imagery information products for humanitarian missions.

•	Commercial demand for geospatial technologies is growing. According to an industry study, the commercial market for imagery better than three-meter ground resolution from high-resolution imaging satellites is expected to grow over the next few years. We believe that growth will be fueled in part by the broad awareness created by the on-line mapping search engines such as Google EarthTM and Microsoft Virtual EarthTM. Consumers are beginning to utilize location — based technologies for everything from navigation to social networking. The convergence of imagery with GPS and personal navigation devices, combined with inexpensive access to broad-band communications networks, appears to have generated a development of new applications incorporating imagery and imagery information products.

•	Our technology is well suited for infrastructure project management. Both satellite and aerial imagery, along with other location-based technologies, can help the U.S. achieve its infrastructure goals more efficiently and cost effectively since every infrastructure project has a reference to a physical location on the surface of the globe. According to an industry trade group, a significant portion of the new stimulus programs proposed by the current U.S. administration will require geospatial data or services, particularly in the areas of design and planning for infrastructure projects, wildfire mapping, environmental infrastructure projects, surveying and charting and improvements to airports.

We believe the heightened focus on the global environment could increase use of imagery for global observation to support climate change initiatives or to verify or monitor carbon reduction projects established through legislation or done voluntarily.

•	Rapid advancements in IT infrastructure capabilities such as cloud computing, mobile communications and broadband may have dramatic effects on the industry. While digital information, including satellite imagery and products, is easily distributed to customers over the internet, there is increasing customer interest in having others host imagery for them while adding value to it in a service-oriented environment. As a result, we anticipate growth in the increasing use of cloud computing where data and applications reside in cyberspace rather than on company servers or hard drives. The NGA’s new SLA is an example of how agencies may utilize geospatial technology rather than just buying imagery pixels by the square kilometer.

There are also some negative industry trends:

•	The U.S. Government may build and launch its own classified satellite imaging program and produce imagery similar to that currently provided by commercial data providers. While the last two Administrations in the U.S. developed commercial remote sensing policies that are favorable for the commercial satellite imagery industry, the intelligence community may make efforts to fund satellite systems that could compete with the commercial data providers. The current economic demands on the U.S. Government resources and the inherent time it takes to design and deploy new imagery satellite systems may mitigate any near term impact should the government decide to develop competing assets. However, we continue to monitor for any evolution in the U.S. Government’s policy toward commercial imagery providers.

•	More countries are increasingly interested in building and launching their own imaging systems. According to a NOAA study in October 2008, more than two dozen countries are or will be operating earth imaging satellites within the next few years. While none of these imaging systems can currently match the resolution and accuracy of U.S. commercial systems, several countries are planning to launch systems with capabilities similar to our imaging assets. The development and launch of such systems does involve significant risk and uncertainty, including technological, launch and financing risk. We are mindful of this trend as we consider how best to grow our business.

•	The U.S. Government is increasingly using other sensors such as unmanned aerial vehicles for more persistent surveillance. While these systems are mainly used for tactical intelligence collection, they provide commanders with visibility over an area of interest on a more sustained basis. We believe that our imagery and products will remain an important element in fulfilling the U.S. Government’s broad imagery needs in both tactical and non-mission critical situations.

•	While not new, the U.S. Government continues to place onerous restrictions on the export of space components to all countries. The International Traffic in Arms Regulations created a decade ago to ensure U.S. space technology does not fall in the wrong hands, has, in effect, hampered U.S. competitiveness overseas. Such strict government licensing restricts exchange of technical data and export of commercial remote sensing hardware, such as ground stations, thereby encouraging development of foreign manufacturing capability. Because of ITAR, U.S. sales of earth observation satellite systems overseas is virtually non-existent.

•	We are mindful of overall market trends and the pressure on defense and intelligence budgets. While our satellite imagery business is somewhat insulated from the general economic downturn because we provide crucial information to defense and intelligence agencies around the world, economic conditions at the state and local level could affect MJ Harden, and it may be harder to penetrate new markets, especially on the commercial side.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2008 and 2007

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
			(In thousands, except percentages)
			(As restated)

Revenues	$146,659	100.0%	$183,023	100.0%	$(36,364)	(19.9)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	76,241	52.0	64,628	35.3	11,613	18.0
Depreciation and amortization	11,357	7.7	16,474	9.0	(5,117)	(31.1)
Selling, general and administrative	32,965	22.5	22,737	12.4	10,228	45.0
Inventory impairment and satellite impairment settlement	3,296	2.2	—	0.0	3,296	100.0

Total operating expenses	123,859	84.5	103,839	56.7	20,020	19.3

Earnings from operations	22,800	15.5	79,184	43.3	(56,384)	(71.2)

Interest expense, net	11,452	7.8	14,189	7.8	(2,737)	(19.3)
Other non-operating expense (income)	1,000	0.7	(3,010)	(1.6)	4,010	(133.2)

Earnings before provision for income taxes	10,348	7.1	68,005	37.2	(57,657)	(84.8)

(Benefit) provision for income taxes	(16,267)	(11.1)	39,535	21.6	(55,802)	(141.1)

Net earnings	$26,615	18.1	$28,470	15.6	$(1,855)	(6.5)

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. The totals shown above may not appear to sum due to rounding.

Revenues

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)

Imagery	$102,102	69.6%	$146,707	80.2%	$(44,605)	(30.4)%
Production and other services	44,557	30.4	36,316	19.8	8,241	22.7

Total revenues	$146,659	100.0	$183,023	100.0	$(36,364)	(19.9)

Imagery revenues include imagery purchases, as well as affiliate access and support fees. Imagery revenues decreased $44.6 million to $102.1 million in 2008 from $146.7 million in 2007 due primarily to a reduction in NGA imagery orders, offset by $7.2 million related to the sale of a ground station. Production and other services revenues increased $8.2 million in 2008 to $44.6 million from $36.3 million in 2007 primarily due to production orders for NGA and commercial customers, increasing by $5.5 million, and revenue from MJ Harden, acquired in March 2007, increasing by $4.1 million, offset by decreases in international production and other revenue sources.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)

Labor and overhead	$29,380	20.0%	$26,033	14.2%	$3,347	12.9%
Subcontractor	29,460	20.1	31,263	17.1	(1,803)	(5.8)
Purchased imagery and other	17,401	11.9	7,332	4.0	10,069	137.3

Total direct costs of revenue	$76,241	52.0	$64,628	35.3	$11,613	18.0

Direct costs of revenue include the costs of operating our satellites and related ground systems, as well as construction and on-going costs related to our operations and maintenance contracts. Subcontractor expenses include payments to third parties for support to operate the IKONOS satellite and its related ground stations. Purchased imagery and other costs include payments to international regional affiliates to purchase imagery collected in their exclusive regions and costs related to ground station upgrade sales. Purchased imagery and other costs increased $10.1 million in 2008 from 2007 primarily due to increased purchased imagery of $1.8 million in 2008 and an increase of $6.2 million in direct costs related to the sales of ground station upgrades.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)

Depreciation	$8,624	5.9%	$13,784	7.5%	$(5,160)	(37.4)%
Amortization	2,733	1.9	2,690	1.5	43	1.6

Total depreciation and amortization	$11,357	7.7	$16,474	9.0	$(5,117)	(31.1)

The decrease of $5.1 million in depreciation in 2008 from 2007 was primarily due to the reduction of depreciation expense for IKONOS, which was fully depreciated in June 2008, and for OrbView-3 which was declared inoperable in March 2007. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)

Payroll and related costs	$16,239	11.1%	$11,685	6.4%	$4,554	39.0%
Professional fees	9,781	6.7	5,602	3.1	4,179	74.6
Other	6,945	4.7	5,450	3.0	1,495	27.4

Total selling, general and administrative expenses	$32,965	22.5	$22,737	12.4	$10,228	45.0

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions as well as the costs of marketing, advertising, promotion and other selling expenses. The increase of $10.2 million in 2008 is primarily attributable to staff increases in the telecommunications, accounting and other support services functions, as well as professional fees for accounting and tax related services.

Inventory Impairment and Satellite Impairment Settlement

During 2008, we determined that $2.2 million of certain inventory costs related to a terminated customer contract should be written off.

We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of OrbView-3 that was written off in the first quarter of 2007 in conjunction with the loss of OrbView-3. The obligation was subsequently settled and $1.1 million was paid in April 2008.

Interest Expense, net

The composition of interest expense, net is as follows:

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)

Interest expense	$38,844	26.5%	$42,478	23.2%	$(3,634)	(8.6)%
Capitalized interest	(22,657)	(15.4)	(20,103)	(11.0)	(2,554)	12.7
Interest income	(4,735)	(3.2)	(8,186)	(4.5)	3,451	(42.2)

Total interest expense, net	$11,452	7.8	$14,189	7.8	$(2,737)	(19.3)

Interest expense, net includes interest expense on our Senior Secured Floating Rate Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems and interest income.

Interest expense, net declined due to increased capitalization of interest and declining interest rates applicable on the $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012 (Notes) issued on June 29, 2005. Interest expense related to the Notes was $36.4 million and $39.0 million for the years ended December 31, 2008 and 2007, respectively. In 2007, interest expense on our $50.0 million indebtedness (SI Credit Agreement) incurred on January 10, 2006 to finance our purchase of Space Imaging was $0.4 million. Our final payment for this debt occurred in February 2007.

In connection with the issuance of the Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. The fair value of the derivative instrument at December 31, 2007 was approximately $1.9 million and was included in other assets on the consolidated balance sheet. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of December 31, 2008 the fair value of the interest rate cap was immaterial.

On the settlement of the interest rate swap on July 1, 2008, we recorded a realized loss of $0.5 million. We recorded unrealized losses of $1.9 million and $3.1 million on the derivative instruments for the years ended December 31, 2008 and 2007, respectively. These amounts are included in net interest expense.

Interest income decreased primarily due to decreased cash balances and lower interest rates.

Other Non-Operating Expense

During the fourth quarter of 2008 we impaired a cost-method investment in the amount of $1.0 million.

We recorded a loss of $36.1 million in the first quarter of 2007 due to the impairment of the OrbView-3 satellite. We submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007 and recognized the net $3.0 million as a non-operating gain.

Provision for Income Taxes

We recorded an income tax benefit of $16.3 million for 2008 and an income tax provision of $39.5 million for 2007. Tax provisions were calculated using our estimated annual effective tax rate of approximately 42% and 39% for 2008 and 2007, respectively, prior to the application of discrete items.

We adopted the provisions of “Accounting for Uncertainty in Income Taxes” (FIN 48) effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

In the second quarter of 2008, we completed an updated analysis of our tax accounting methods, and we discovered that we had incorrectly excluded from taxable income $194.0 million of cost-share payments received through 2007 from the U.S. Government under the NextView program. For financial reporting purposes, we will continue to recognize these cost-share payments as deferred revenue. However, for tax purposes, we recognized previously unrecorded tax expense and deferred tax assets for income tax and related penalties and interest as required under FIN 48 within our previously restated financial statements. Penalties and interest amounts, which were recorded as income tax expense, totaled $4.1 million in 2008, $14.0 million in 2007 and $11.5 million in 2006. Additional reserve amounts representing underpaid income tax of $67.6 million related to the NextView program were also recorded, creating a deferred tax asset for financial reporting purposes.

On August 8, 2008, we filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service (IRS). As a result of the filing of the application for change in method of accounting, management believes all of the tax-related reserves for this item are eliminated. Consequently, we reversed the FIN 48 reserve in the third quarter of 2008 by recording a $29.6 million benefit to income tax expense and the creation of a deferred tax liability in the amount of $67.6 million. In addition, we recorded additional reserves of $1.8 million during Q3 of 2008, principally for interest and penalties related to late payment of tax for the 2007 tax year resulting from our recalculation in 2008 of our tax net operating losses that were available to offset 2007 taxable income. As of December 31, 2008, FIN 48 reserve amounts have been adjusted to $1.4 million to reflect anticipated interest and penalties.

Beginning in 2008, this new tax accounting method for cost-share payments required us to recognize the NextView related payments for tax purposes in the tax year in which we are entitled to receive them. As a result of our method change request filed with the IRS, cost share payments for years prior to 2008 will be included in our taxable income ratably over a four-year period which began in 2008, which is allowed under current tax law.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the IRS. The statute of limitations for the 2003 and 2004 tax years have not expired as a result of the late filings of the federal tax returns for these years. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2003 through 2008.

Comparison of the Results of Operations for the Years Ended December 31, 2007 and 2006

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Revenues	$183,023	100.0%	$151,168	100.0%	$31,855	21.1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	64,628	35.3	55,790	36.9	8,838	15.8
Depreciation and amortization	16,474	9.0	31,908	21.1	(15,434)	(48.4)
Selling, general and administrative	22,737	12.4	21,444	14.2	1,293	6.0

Total operating expenses	103,839	56.7	109,142	72.2	(5,303)	(4.9)

Earnings from operations	79,184	43.3	42,026	27.8	37,158	88.4

Interest expense, net	14,189	7.8	22,022	14.6	(7,833)	(35.6)
Other non-operating income	(3,010)	(1.6)	—	—	(3,010)	—

Earnings before provision for income taxes	68,005	37.2	20,004	13.2	48,001	240.0

(Benefit) provision for income taxes	39,535	21.6	17,030	11.3	22,505	132.1

Net earnings	$28,470	15.6	$2,974	2.0	$25,496	857.3

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. The totals shown above may not appear to sum due to rounding.

Revenues

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Imagery	$146,707	80.2%	$128,725	85.2%	$17,982	14.0%
Production and other services	36,316	19.8	22,443	14.8	13,873	61.8

Total revenues	$183,023	100.0	$151,168	100.0	$31,855	21.1

The increase of $31.9 million to $183.0 million in 2007 from $151.2 million in 2006 was attributable to a $18.0 million increase in imagery sales deliveries under contracts with the U.S. Government (principally NGA) and a $13.9 million increase in production and other services, most of which also was attributable to NGA. Revenues of $6.6 million from MJ Harden, which was acquired in March 2007, were also included in production and services.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Labor and overhead	$26,033	14.2%	$18,616	12.3%	$7,417	39.8%
Subcontractor	31,263	17.1	26,880	17.8	4,383	16.3
Purchased imagery and other	7,332	4.0	10,294	6.8	(2,962)	(28.8)

Total direct costs of revenue	$64,628	35.3	$55,790	36.9	$8,838	15.8

The $8.8 million increase in direct costs of revenue in 2007 from 2006 was primarily due to volume increases in our production and other services and $7.9 million additional direct costs from the March 2007 acquisition of MJ Harden.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Depreciation	$13,784	7.5%	$29,711	19.7%	$(15,927)	(53.6)%
Amortization	2,690	1.5	2,197	1.5	493	22.4

Total depreciation and amortization	$16,474	9.0	$31,908	21.1	$(15,434)	(48.4)

Depreciation decreased $15.4 million for the year ended December 31, 2007 primarily due to the write-off of OrbView-3 and related assets in 2007. Amortization expense is primarily associated with acquired contracts and customer relationships.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Payroll and related costs	$11,685	6.4%	$11,915	7.9	$(230)	(1.9)%
Professional fees	5,602	3.1	5,030	3.3	572	11.4
Other	5,450	3.0	4,499	3.0	951	21.1

Total selling, general and administrative expenses	$22,737	12.4	$21,444	14.2	$1,293	6.0

Selling, general and administrative expenses increased slightly in 2007 from 2006 primarily due to increased additional stock-based compensation expense over 2006.

Interest Expense, net

The composition of interest expense, net is as follows:

	For the Year Ended December 31,				Change Between 2007
	2007		2006		and 2006
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)
	(As restated)		(As restated)

Interest expense	$42,478	23.2%	$46,180	30.5%	$(3,702)	(8.0)%
Capitalized interest	(20,103)	(11.0)	(15,626)	(10.3)	(4,477)	28.7
Interest income	(8,186)	(4.5)	(8,532)	(5.6)	346	(4.1)

Total interest expense, net	$14,189	7.8	$22,022	14.6	$(7,833)	(35.6)

Interest expense, net includes interest expense on the Notes amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems and interest income.

Interest expense, net declined $7.8 million in 2007 from 2006 primarily due to our final payment in February 2007 of our $50.0 million indebtedness (SI Credit Agreement) related to our purchase of Space Imaging and increased capitalized interest. Interest expense related to the Notes was $39.0 million and $38.1 million for the years ended December 31, 2007 and 2006, respectively. Interest expense on the SI Credit Agreement was $0.4 million and $10.7 million for the years ended December 31, 2007 and 2006, respectively.

In June 2005, we entered into an interest rate swap agreement, effectively hedging $250.0 million of our LIBOR-based floating rate term debt for three years, ending July 1, 2008. As a result of entering into the agreement, the interest rate to be paid by the Company relating to the hedged portion of its debt was fixed at 13.75%. In interest expense, we recorded an unrealized loss on this derivative instrument of $3.1 million for the year ended December 31, 2007 and an unrealized gain of $2.6 million for the year ended December 31, 2006.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation and amortization, and, as presented below, represents our company’s net earnings or loss adjusted to exclude depreciation and amortization expenses, net interest income or expense, income tax expense (benefit), non-cash loss on inventory and investment impairments and non-cash stock compensation expense. We present adjusted EBITDA to enhance understanding our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term under financial performance under GAAP, and our adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered as an alternative to operating income or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows, or as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ours.

A reconciliation of net earnings to adjusted EBITDA is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)

Net earnings	$26,615	$28,470	$2,974
Add:
Interest expense, net	11,452	14,189	22,022
(Benefit) provision for income taxes	(16,267)	39,535	17,030
Depreciation and amortization	11,357	16,474	31,908
Non-cash loss on inventory and investment impairments	3,154	—	—
Non-cash stock-based compensation expense	3,396	2,075	1,169

Adjusted EBITDA	$39,707	$100,743	$75,103

Liquidity and Capital Resources

Liquidity and Capital Resources	2008	2007	2006
		(As restated)	(As restated)
	(In thousands, except ratios)

December 31:
Cash, cash equivalents, and short-term investments	$110,546	$234,324	$199,684
Working capital	75,878	162,048	137,282
Current ratio	1.7:1	2.3:1	2.5:1
Year ended December 31:
Operating activities	$(1,872)	$70,933	$115,191
Investing activities	(124,187)	(32,441)	(157,064)
Financing activities	6,031	(6,107)	9,805
Capital expenditures (included in investing activities above)	(127,937)	(60,159)	(123,116)

The Company’s principal sources of liquidity are its cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe our sources of liquidity will be sufficient to meet our working capital requirements for the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and dependent on the continued expansion of commercial services, adequate customer acceptance of our products and services and numerous other factors.

To the extent that we sign a contract to construct our next generation satellite, GeoEye-2, we would require substantial additional capital resources. As described more fully above in “-Overview — Impact of Significant Transactions — GeoEye-2,” we expect to contract with a satellite builder in 2009, although the timing may vary depending on our perception of the market potential and the current state of the financial markets. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with the selection of the satellite builder.

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash (used in) provided by operating activities was ($1.9) million, $70.9 million and $115.2 million in 2008, 2007 and 2006, respectively.

In 2008, net earnings, after adjustments for non-cash items such as depreciation and amortization, changes in fair value of derivative instruments, asset impairment, deferred income taxes, and stock compensation, was $27.5 million. Changes in working capital used $29.4 million of cash, with most of that attributable to a $45.1 million decrease in the current income tax payable, a $16.3 million decrease in non-current income tax reserve, a $8.3 million increase in current assets, and a $2.5 million increase in other assets offset by a $36.3 million increase in deferred revenue and a $6.6 million decrease in accounts payable and current liabilities. The deferred revenue balance principally represents milestone payments received from or invoiced to NGA for the NextView program through December 2008.

In 2007, net earnings, after adjustments for non-cash items such as depreciation and amortization, changes in fair value of derivative instruments, deferred income taxes, and stock compensation, was $40.7 million. Changes in working capital provided $30.2 million of cash, with most of that attributable to a $29.2 million increase in the current income tax payable a $17.6 million increase in non-current income tax reserve a $9.7 million increase in deferred revenue and a $4.0 million decrease in other assets offset by a $25.4 million increase in current assets, a $2.5 million increase in accounts payable and a $2.4 million increase in non-current liabilities. The deferred revenue balance principally represents milestone payments received from NGA for the NextView program through December 2007.

Net Cash Used in Investing Activities

Net cash used in investing activities was $124.2 million, $32.4 million and $157.1 million in 2008, 2007 and 2006, respectively.

Capital expenditures increased to $127.9 million for the year ended December 31, 2008 as compared to $60.2 million for the same period in 2007. These increased cash outflows were primarily attributable to expenditures related to the construction of GeoEye-1 and its related ground system assets. However, $21.2 million of capital expenditures in 2008 was attributable to costs incurred for the construction of GeoEye-2.

During 2007, we received $40.0 million of proceeds from insurance for the loss of the OrbView-3 satellite. In addition, during 2007, we used $10.0 million of cash to purchase the MJ Harden operations. This partially offset $60.2 million in capital expenditure in 2007, primarily related to the construction of the GeoEye-1 satellite.

Net Cash Used in or Provided by Financing Activities

Net cash provided by financing activities was $6.0 million in 2008 and was related to the issuances of common stock related to stock options and warrants exercised.

In 2007, net cash used in financing activities was $6.1 million. The funds were primarily used to repay the remaining $15.4 million balance on the debt incurred to purchase the Space Imaging operations in the first quarter of 2007. The funds were offset by cash provided in the amount of $9.3 million for the issuance of common stock related to stock options and warrants exercised.

As of December 31, 2008, we had $110.5 million of cash, cash equivalents, and short-term investments. Approximately $27.7 million is committed for payments to subcontractors under the NextView program. Our performance under the NextView program required significant capital expenditures to complete the development, manufacture and launch of the GeoEye-1 satellite. We have funded our non-NextView capital expenditures with cash flows from operating activities using cash on hand and revenues from existing contracts. Our total long-term debt consists of $250.0 million of Senior Secured Floating Rate Notes, net of unamortized discount of $2.5 million, at December 31, 2008.

We have reevaluated our tax accounting method for the cost share payments received from NGA for the design, construction and commissioning of GeoEye-1. Originally, we believed it was appropriate to recognize for tax purposes the cost-share payments over a 7-year period following the commissioning of GeoEye-1, which is the method that will be used to recognize the cost-share payments for financial reporting purposes. Upon reevaluation, we determined that these payments should have been recognized, for tax purposes, as income in the year that the Company was entitled to receive them. After this determination, we submitted an application with the IRS on August 8, 2008 to change our accounting method for these payments and will now recognize the payments, for tax purposes, over the next four years, which began in the third quarter 2008. The amount of tax liability on these payments remains unchanged. However, with the change in accounting method, the timing has changed. This will result in higher than previously anticipated taxable income in the four year period starting in 2008 but will be mostly offset by the accelerated tax depreciation of GeoEye-1 in those same years, but differences exist in the periods and methods used for recognition. The related liability has been placed on the balance sheet with a corresponding offset to a deferred tax asset.

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

The total project cost (including financing and launch insurance costs) to bring the GeoEye-1 satellite into service is expected to be approximately $495.4 million. We spent approximately $456.7 million under the program through December 31, 2008.

In October 2007, we announced that we had entered into a contract with ITT Corporation to begin work on the camera for our next earth imaging satellite, GeoEye-2. As described more fully above in “Overview — Impact of Significant Transactions — GeoEye-2,” we expect to contract with a satellite builder in 2009, although the timing may vary depending on our perception of the market potential and the current state of the financial markets. We will evaluate our options for financing the construction of GeoEye-2 in conjunction with the selection of the satellite builder.

Long-Term Debt

As of December 31, 2008, our total long-term debt consisted of $250.0 million of Notes. Under the indenture governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes has been repaid. We may redeem the Notes beginning in January 2010. The Notes may be redeemed at 104% of par for the first twelve-month period, at 102% of par for the next twelve-month period, and at par thereafter.

The indenture governing our Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0%, plus a margin of 9.5%, which was 12.65% at December 31, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap was effective July 1, 2008 and terminates January 1, 2010. The cap agreement cost was $0.5 million.

Funding Sources and Uses

We completed the construction of and launched GeoEye-1 in 2008. Contractual provisions allowed us to hold back $27.7 million due to our contractors. Those remaining amounts will be paid in 2009. We also continued construction of GeoEye-2.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $236.2 million at December 31, 2008 and approximately $237.7 million at December 31, 2007. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of December 31, 2008 included approximately $187.2 million of contracts with the U.S. Government, including approximately $116.5 related specifically to the SLA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government customers have signed multi-year access fee and operating and maintenance contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in backlog.

Capital Expenditures

For 2008, our capital expenditures included $115.9 million for satellites and ground systems and $12.0 million for property, plant and equipment.

We currently expect our 2009 total capital expenditures to range from approximately $75.0 million to $85.0 million. The indenture governing our Notes contains a covenant that restricts our ability to use cash flow from certain subsidiaries to incur capital expenditures that are not related to GeoEye-1. We may freely use cash flow from subsidiaries not restricted by the Indenture to incur capital expenditures that are not related to GeoEye-1. The 2009 capital expenditures for the restricted group of subsidiaries will not exceed the limits set in the Indenture.

We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities and, if necessary, additional borrowings or funding from a customer or customers. To the extent that we sign a contract for the construction of the GeoEye-2 satellite, we would expect to incur additional capital expenditures in excess of cash on hand and cash provided from operating activities in 2009 and beyond. The timing of the GeoEye-2 program may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. In light of the significant capital required to build GeoEye-2 and the current state of the financial markets, timing may also vary subject to our ability to raise the necessary capital on terms which we deem to be acceptable.

Off-Balance Sheet Arrangements

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

We do not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2008:

	Payments Due by Year
						2014 and
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Long-term debt obligations	$—	$—	$—	$250,000	$—	$—	$250,000
Operating lease obligations	2,003	2,045	1,711	891	363	132	7,145
Interest expense on long-term debt(1)	31,634	31,634	31,634	15,817	—	—	110,719

Total contractual obligations	$33,637	$33,679	$33,345	$266,708	$363	$132	$367,864

(1)	Represents contractual interest payment obligations on the $250.0 million outstanding principal balance of our Notes, which bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0%, plus a margin of 9.5%, which was 12.65% at December 31, 2008.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. As of December 31, 2008, minimum annual rentals of all leases, exclusive of potential increases in real estate taxes, operating assessments and future sub-lease income, totaled approximately $7.1 million.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and results of operations are based on GeoEye’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, revenue recognition, business combinations, stock-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

GeoEye believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers and the provision of direct access to our satellites and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. We enter into fixed price, unit-price and time and materials contracts with our customers. For revenue recognition, we follow the guidance in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as issued by the American Institute of Certified Public Accountants (SOP 81-1), and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21):

•	We consider the nature of our contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract.

•	Significant contract interpretation is sometimes required to determine the appropriate accounting for certain sales transactions that involve multiple element arrangements.

•	We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery.

•	We recognize revenues for the provision of direct access to our satellites on a straight-line basis over the delivery term of the contract.

•	We recognize revenues for the sale of ground processing technology upgrades and support services based on the delivery of these products and services. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services and the requirements for separate revenue recognition are not met, we recognize revenues on a straight line basis over the combined delivery term of the services.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method whereby revenue is recognized on each production contract based either on the contract price of units of production delivered during a period or upon costs to date plus an estimate of gross profit to date. Anticipated contract losses are recognized as they become known.

•	Under the units-of-delivery method, revenue on a contract is recorded as the units are delivered and accepted during the period at an amount equal to the contractual selling price of those units. Contract costs are recognized as incurred, with costs to date of unfinished production for which revenue has not been recognized being capitalized.

•	Under the cost plus gross profit earned method, progress toward completion is measured against all measurable deliverables based on either resources applied or cost incurred compared to total resources or cost projected for the project. We recognize costs as incurred. Profit is determined based on our estimated profit on the contract multiplied by our progress toward completion. Revenue represents the sum of our costs and profit on the contract for the period.

Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer and the timing of product deliveries. These estimates are based on the company’s best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. We review our contract estimates on a continual basis to assess revisions in contract values and estimated costs at completion.

At times we may receive payments from some customers in advance of providing services. Amounts received from customers pursuant to satellite access prepayment options are recorded in the consolidated financial statements as deferred revenue. Theses deferred amounts are recognized as revenue on a straight-line basis over the agreement terms.

In addition, our revenue recognition policy requires an assessment as to whether the collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Business Combinations

Our business combinations have been accounted for in accordance with the provisions set forth in SFAS No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management’s best estimates and assumptions.

Satellites and Related Ground Systems

Satellites and related ground systems are recorded at cost. Pursuant to SFAS No. 34, Capitalization of Interest Cost, the cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development, as well as depreciation costs related to assets which support the construction and development of our satellite and related ground systems. While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Asset Impairment Assessments

Goodwill

We evaluate the carrying value of goodwill on an annual basis in the fourth quarter and when events and changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires the use of fair value in determining the amount of impairment, if any, for recorded goodwill. In assessing the recoverability of goodwill, we calculate the fair market value at the Company level, which is the sole reporting unit, using a discounted cash flow approach. If the carrying value of goodwill exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairments existed as of December 31, 2008.

Long-Lived Assets

In assessing the recoverability of our satellites, fixed assets and other long-lived assets, we evaluate the recoverability in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that certain long-lived fixed assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things, changes in estimates of the useful lives of the assets (e.g., degradation in the quality of images downloaded from the satellite), changes in estimates of our ability to operate the assets at expected levels (e.g., due to intermittent loss of satellite transmissions) and by the loss of one or several significant customer contracts.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. We estimate the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have orbital design lives ranging from seven to seven-and-a-half years and service lives as high as ten years. The useful depreciable lives of our satellites are generally the orbital design lives.

Although the service lives of our satellites have historically extended beyond their depreciable lives, this trend may not continue. We periodically review the remaining estimated useful lives of our satellites to determine if any revisions to our estimates are necessary based on the health of the individual satellites. Changes in our estimate of the useful lives of our satellites could have a material effect on our financial position or results of operations.

We charge to operations the carrying value of any satellite lost as a result of a launch or in-orbit failure upon the occurrence of the loss. In the event of a partial failure, we record an impairment charge to operations upon the occurrence of the loss if the undiscounted future cash flows are less than the carrying value of the satellite. We measure the impairment charge as the excess of the carrying value of the satellite over its estimated fair value as determined by the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. We reduce the charge to operations resulting from either a complete or a partial failure by the amount of any insurance proceeds that were either due and payable to or received by us, and by the amount of any deferred satellite performance incentives that are no longer applicable following the failure.

Income Taxes

Income tax provision is based on income before taxes and is computed using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the difference is expected to reverse. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. This assessment requires significant judgment. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed more likely than not that certain tax positions will be sustained. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits and presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more likely than not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards SFAS No. 123(R), Share-Based Payment, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures) and the expected volatility. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See also Note 16 in the notes to the consolidated financial statements for more information.

Recent and Pending Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP FAS 157-2) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 10, 2008, the FASB issued staff position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 was effective for us on January 1, 2008. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until our fiscal year beginning on January 1, 2009. FSP FAS 157-3 was effective on date of issuance. We do not expect the adoption of FSP FAS 157-2 for non-financial assets and non-financial liabilities to have an effect on our consolidated financial statements. The adoption of SFAS 157 did not have an impact on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for us beginning after January 1, 2008 however, we elected not to adopt the fair value option included in SFAS 159. The adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition. We will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes a new methodology of accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly and annual disclosure requirements included in SFAS 133 regarding an entity’s derivative instruments and hedging activities. SFAS 161 will be effective in the first quarter of 2009. We are currently assessing the impact of SFAS 161 on our disclosures in our notes to the consolidated financial statements.

In April 2008, the FASB issued FASB staff position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. FSP FAS 142-3 will be effective in the first quarter of 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risk

Our primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to the Notes. The Notes are subject to interest rate fluctuation because the interest rate resets semi-annually for the term of the Notes. A 100 basis point increase in market interest rates on the Notes would result in an annual increase in our interest expense of approximately $2.5 million. We used an interest rate swap to mitigate our interest rate exposure with respect to the Notes, which expired July 1, 2008. The swap was replaced in February 2008 with a $250.0 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure on the Notes to the three-month LIBOR with a cap of 4.0%.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited the accompanying consolidated balance sheet of GeoEye, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
April 1, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA

We have audited the accompanying consolidated balance sheet of GeoEye, Inc. as of December 31, 2007 and the related consolidated statements of operations and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2007 and 2006 have been restated due to correction of errors.

As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006. As discussed in Note 11 to the Consolidated Financial Statement, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.”

/s/  BDO Seidman, LLP

Bethesda, Maryland

April 2, 2008, except for the effects of the restatement discussed under the September 2008 Restatement section of Note 2 which is as of September 5, 2008 and except for the effects of the restatement discussed under the March 2009 Restatement section of Note 2 which is as of April 1, 2009.

GEOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands)
		(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$106,733	$226,761
Short-term investments	3,813	7,563
Accounts receivable — trade (net of allowances: 2008 — $738; 2007 — $738)	25,800	28,677
Unbilled receivable	1,051	16,393
Income tax receivable	20,142	—
Prepaid expenses	28,069	3,289
Other current assets	6,256	5,516

Total current assets	191,864	288,199
Property, plant and equipment, net	22,748	17,084
Satellites and related ground systems, net	488,145	402,753
Goodwill	34,264	34,264
Intangible assets	14,335	17,068
Other non-current assets	12,978	16,653
Deferred tax asset	30,271	77,069

Total assets	$794,605	$853,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,653	$12,002
Accrued payroll	6,555	6,119
Accrued expenses — subcontractors	27,738	55,967
Accrued interest payable	15,817	17,292
Current portion of deferred revenue	40,629	9,775
Income tax payable	—	24,996
Current deferred tax liability	5,594	—

Total current liabilities	115,986	126,151
Long-term debt	247,502	246,789
Long-term portion of deferred revenue	199,317	193,860
Non-current income tax reserve	1,396	93,081

Total liabilities	564,201	659,881

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 50,000 shares authorized; 18,422 and 17,868 shares issued and outstanding at December 31, 2008 and 2007, respectively	184	179
Additional paid-in capital	210,513	199,938
Retained earnings (accumulated deficit)	19,707	(6,908)

Total stockholders’ equity	230,404	193,209

Total liabilities and stockholders’ equity	$794,605	$853,090

See Notes to Consolidated Financial Statements.

GEOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)
	(In thousands, except per share amounts)

Revenues	$146,659	$183,023	$151,168
Operating expenses:
Direct costs of revenue (exclusive of depreciation and	76,241	64,628	55,790
amortization)
Depreciation and amortization	11,357	16,474	31,908
Selling, general and administrative	32,965	22,737	21,444
Inventory impairment and satellite impairment settlement	3,296	—	—

Total operating expenses	123,859	103,839	109,142

Earnings from operations	22,800	79,184	42,026
Interest expense, net	11,452	14,189	22,022
Other non-operating expense (income)	1,000	(3,010)	—

Earnings before provision for income taxes	10,348	68,005	20,004
(Benefit) provision for income taxes	(16,267)	39,535	17,030

Net earnings	$26,615	$28,470	$2,974

Earnings per common share — basic	$1.48	$1.62	$0.17

Earnings per common share — diluted	$1.36	$1.44	$0.16

Shares used to compute basic earnings per share	17,983	17,585	17,416
Shares used to compute diluted earnings per share	19,558	19,801	18,222

See Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Retained Earnings	Total
	Common Stock		Paid-In	Unearned	(Accumulated	Stockholders’
	Shares	Amounts	Capital	Compensation	Deficit)	Equity
	(In thousands)

Balance as of December 31, 2005, as previously reported	17,443	$175	$186,137	$(421)	$(36,676)	$149,215
Restatement to net earnings	—	—	—	—	(1,676)	(1,676)

Balance as of December 31, 2005, as restated	17,443	175	186,137	(421)	(38,352)	147,539
Net earnings, as restated	—	—	—	—	2,974	2,974
Issuance of warrants in connection with debt issuance	—	—	1,614	—	—	1,614
Issuance of stock upon exercise of options	32	—	32	—	—	32
Stock-based compensation	—	—	748	421	—	1,169

Balance as of December 31, 2006 as restated	17,475	175	188,531	—	(35,378)	153,328
Net earnings, as restated	—	—	—	—	28,470	28,470
Warrants exercised	276	3	7,713	—	—	7,716
Issuance of stock upon exercise of options	117	1	1,619	—	—	1,620
Stock-based compensation	—	—	2,075	—	—	2,075

Balance as of December 31, 2007 as restated	17,868	179	199,938	—	(6,908)	193,209
Net earnings	—	—	—	—	26,615	26,615
Warrants exercised	513	5	7,044	—	—	7,049
Issuance of stock upon exercise of options	41	—	135	—	—	135
Stock-based compensation	—	—	3,396	—	—	3,396

Balance as of December 31, 2008	18,422	$184	$210,513	$—	$19,707	$230,404

See Notes to Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)

Cash flows from operating activities:
Net earnings	$26,615	$28,470	$2,974
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	14,888	20,336	41,514
Asset impairments	3,154	—	—
Other gains and losses	29	(2,955)	—
Change in fair value of derivative instruments	2,408	3,078	(2,636)
Deferred income taxes	(23,004)	(10,271)	(22,532)
Stock-based compensation	3,396	2,075	1,169
Changes in assets and liabilities, net of effect of acquisitions:
Current assets	(8,302)	(25,382)	(2,142)
Other assets	(2,549)	4,037	1,019
Accounts payable and current liabilities	6,613	(2,534)	(6,094)
Income taxes payable and reserves	(61,431)	46,787	33,653
Non-current liabilities	—	(2,363)	9,359
Deferred revenue	36,311	9,655	58,907

Net cash (used in) provided by operating activities	(1,872)	70,933	115,191
Cash flows from investing activities:
Capital expenditures	(127,937)	(60,159)	(123,116)
Satellite insurance proceeds	—	40,000	—
Payments for business acquisitions, net of cash acquired	—	(10,027)	(28,700)
Redemption (purchase) of short term investments	3,750	(2,255)	(5,248)

Net cash used in investing activities	(124,187)	(32,441)	(157,064)
Cash flows from financing activities:
Issuance of long-term debt, net of costs	—	—	44,330
Repayment of long-term debt	—	(15,443)	(34,557)
Issuances of common stock	6,031	9,336	32

Net cash provided by (used in) financing activities	6,031	(6,107)	9,805

Net (decrease) increase in cash and cash equivalents	(120,028)	32,385	(32,068)
Cash and cash equivalents, beginning of period	226,761	194,376	226,444

Cash and cash equivalents, end of period	$106,733	$226,761	$194,376

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$11,718	$14,486	$23,569
Income taxes paid	67,340	3,133	—

See Notes to Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1)	Business

GeoEye is a premier provider of imagery and imagery information products and solutions. Our products and services enable timely, accurate and accessible location intelligence. We provide our products and services to the U.S. Government, including the national security community, international customers and North American commercial customers. We have developed an advanced information technology infrastructure for capturing, receiving, processing and distributing high-resolution and low-resolution imagery, imagery information products and image processing services to customers around the world. With our existing satellite and aerial infrastructure, which includes GeoEye-1, we are able to collect millions of square kilometers of imagery per year. Our collection systems and large-scale product generation capabilities serve market demand worldwide for advanced imagery information products to map, measure, and monitor the Earth for a wide variety of applications including defense and intelligence, on-line and precision mapping, infrastructure planning and monitoring, and environmental monitoring.

(2)	Restatements of Consolidated Financial Statements

September 2008 Restatement

In September 2008, we restated our company’s audited consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 as filed on September 5, 2008 in our amended Annual Report on Form 10-K/A and the amounts from those restated financial statements are referred to below as “As Previously Reported.”

March 2009 Restatement

On March 17, 2009, management, with the approval of the Audit Committee of the Board of Directors, concluded we should restate our company’s consolidated financial statements for the years ended December 31, 2007 and 2006 and unaudited consolidated financial statements for each of the quarterly periods in 2007, for the following items:

(1) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, we determined that revenue had been overstated by $2.0 million for 2007. Additionally, we subsequently determined that certain other revenues had been understated by $1.3 million for 2007. The impact of these adjustments is to decrease revenue by $0.7 million for the year ended December 31, 2007, from $183.7 million to $183.0 million, to decrease accounts receivable by $2.0 million and to decrease deferred revenues by $1.3 million as of December 31, 2007.

(2) Certain amounts included in satellite and related amounts were improperly capitalized and should be included in direct costs. Also, certain other costs related to in-process projects were not properly recognized as direct costs in the correct period. We have therefore increased direct costs by $1.4 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. We have offset these amounts as a reduction to the capitalized costs for satellite and related rights for $0.8 million and $1.2 million as of December 31, 2007 and 2006, respectively. Additionally, we have reduced prepaid expenses by $0.2 million and increased accounts payable and accrued expenses by $0.4 million as of December 31, 2007.

(3) We identified a $1.0 million overstatement of certain accrued liabilities as of December 31, 2007 and have reduced selling, general and administrative expenses for 2007 to reduce these accrued liabilities.

(4) As disclosed in our company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, capitalized interest had been calculated without properly considering amounts payable to subcontractors. The reduction in capitalized satellite and related amounts, as discussed in item 2 above, also resulted in an adjustment to the previously calculated capitalized interest. Consequently, interest expense has been increased by $3.8 million and $2.9 million for years ended December 31, 2007 and 2006, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These adjustments also reduced the capitalized satellite and related amounts costs for each corresponding period.

(5) Goodwill related to the MJ Harden acquisition has been increased and deferred tax asset reduced by $1.7 million as of March 31, 2007 to properly account for the book and tax basis difference related to acquired fixed assets and identifiable intangible assets.

(6) We incorrectly calculated the tax provisions for the years ended December 31, 2007, 2006 and 2005 due to an incorrect effective state tax rate and a discrepancy in the deferred tax balances from 2005 to 2006. The total overaccrual of the income tax payable and income tax provision was approximately $0.7 million, $1.8 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, as a result of the preceding adjustments, the tax provision and the current tax payable were reduced by $1.9 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition, our cash flow statements have been adjusted to account for the restatement items listed above. While this does not change the overall cash flow analysis, the change decreases operating cash flow with an offsetting change to investing cash flows of $7.2 million, and $5.6 million for the years ended December 31, 2007 and 2006, respectively.

In addition to these adjustments, we also reduced beginning retained earnings on January 1, 2006 by $1.7 million to reflect the impact of capitalized interest and reductions in the capitalized satellite and related amounts, net of tax impact, and the overaccrual of the income tax payable and income tax provision for the year ended December 31, 2005, as explained in items (2), (4) and (6) above.

Reclassifications were made to separately disclose depreciation and amortization expense, which was previously included in direct costs of revenue and selling, general and administrative expenses. Additionally, certain other balance sheet amounts were reclassified to conform to the current year presentation.

See Note 19, “Summary of Quarterly Information (Unaudited)” for the restated unaudited consolidated financial information for each of the quarterly periods in 2007 for the above items.

Increase (Decrease) by Periods (In thousands, except per share information)

		March
	As Previously	2009
	Reported	Restatement	Reclassifications	As Restated

Consolidated Statements of Operations:
For the year ended December 31, 2007
Revenues	$183,764	$(741)	$—	$183,023
Direct costs of revenue	73,664	1,369	(10,405)	64,628
Depreciation and amortization	—	—	16,474	16,474
Selling, general and administrative expenses	29,794	(988)	(6,069)	22,737
Earnings from operations	80,306	(1,122)	—	79,184
Net gain on satellite insurance proceeds	(3,010)	—	3,010	—
Interest expense, net	7,276	3,835	3,078	14,189
Other non-operating expense	3,078	—	(6,088)	(3,010)
Earnings before provision for income taxes	72,962	(4,957)	—	68,005
Provision for income taxes	42,216	(2,681)	—	39,535
Net earnings	30,746	(2,276)	—	28,470
Earnings per share — basic	1.75	—	—	1.62
Earnings per share — diluted	1.55	—	—	1.44

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March
	As Previously	2009
	Reported	Restatement	Reclassifications	As Restated

For the year ended December 31, 2006
Direct costs of revenue	$82,837	$1,202	$(28,249)	$55,790
Depreciation and amortization	—	—	31,908	31,908
Selling, general and administrative expenses	25,103	—	(3,659)	21,444
Earnings from operations	43,228	(1,202)	—	42,026
Interest expense, net	21,744	2,914	(2,636)	22,022
Other non-operating income	(2,636)	—	2,636	—
Earnings before provision for income taxes	24,120	(4,116)	—	20,004
Provision for income taxes	20,391	(3,361)	—	17,030
Net earnings	3,729	(755)	—	2,974
Earnings per share — basic	0.21	—	—	0.17
Earnings per share — diluted	0.20	—	—	0.16
Consolidated Balance Sheet:
As of December 31, 2007
Cash and cash equivalents	$234,324	$—	$(7,563)	$226,761
Short-term investments	—	—	7,563	7,563
Accounts receivable — trade	44,517	553	(16,393)	28,677
Unbilled receivables	—	—	16,393	16,393
Prepaid expenses	—	—	3,289	3,289
Other current assets	6,419	(156)	(747)	5,516
Total current assets	285,260	397	2,542	288,199
Property, plant and equipment, net	88,418	—	(71,334)	17,084
Satellites and related ground systems, net	346,267	(12,306)	68,792	402,753
Goodwill	32,612	1,652	—	34,264
Deferred tax asset	78,721	(1,652)	—	77,069
Total assets	864,999	(11,909)	—	853,090
Accounts payable and accrued expenses	17,684	437	(6,119)	12,002
Accrued payroll	—	—	6,119	6,119
Current portion of deferred revenue	9,499	276	—	9,775
Income tax payable	32,911	(7,915)	—	24,996
Total current liabilities	133,353	(7,202)	—	126,151
Total liabilities	667,083	(7,202)	—	659,881
Accumulated deficit	(2,201)	(4,707)	—	(6,908)
Total stockholders’ equity	197,916	(4,707)	—	193,209
Total liabilities and stockholders’ equity	864,999	(11,909)	—	853,090
Consolidated Statements of Cash Flows:
For the year ended December 31, 2007
Net cash provided by operating activities	$78,139	$(7,206)	$—	$70,933
Net cash used in investing activities	(37,392)	7,206	(2,255)	(32,441)

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March
	As Previously	2009
	Reported	Restatement	Reclassifications	As Restated

For the year ended December 31, 2006
Net cash provided by operating activities	$120,771	$(5,580)	$—	$115,191
Net cash used in investing activities	(157,396)	5,580	(5,248)	(157,064)

(3)	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of GeoEye and all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates and Reclassification

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make judgments, estimates, and assumptions that affect the amount reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products.

We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery.

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements whereby customers pay for access time regardless of usage. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer. To determine revenue recognition for multiple element arrangements, we consider whether individual customer arrangement elements have value to the customer on a standalone basis, whether there is objective and reliable evidence of fair value of undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services and the requirements for separate revenue recognition are not met, we recognize revenues on a straight line basis over the combined delivery term of the services.

Deferred revenue represents receipts in advance of the delivery of imagery or services. Revenue for other services is recognized as services are performed.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Costs associated with products not yet delivered at year end are recorded as work in progress. Costs of $0.7 million were recorded to

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

work in progress at December 31, 2008. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $1.1 million and $16.4 million at December 31, 2008 and 2007, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be effected in the period of the adjustment. Anticipated contract losses are recognized as they become known. No such losses were recognized during 2008.

Much of the Company’s revenues are generated through contracts with the U.S. Government. U.S. Government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. Government agency terminates or suspends any of its contracts with the Company, or changes its policies, priorities, or funding levels, these actions could have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable pursuant to the terms of such contracts.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or for all probable losses of accounts receivable not specifically identified. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful. The changes in our allowance for doubtful accounts are as follows (in thousands):

	Balance at				Balance at
	Beginning of	Charged to			End of
Allowances for Doubtful Accounts	Period	Operations	Write-Offs	Acquisitions	Period

Year ended December 31, 2006	$143	15	(308)	760	$610

Year ended December 31, 2007	$610	233	(105)	—	$738

Year ended December 31, 2008	$738	183	(183)	—	$738

Stock-Based Compensation

We account for stock-based compensation to employees and directors using the fair value method in accordance with SFAS No. 123(R), Share-Based Payment.

Business Combinations

We account for business combinations in accordance with SFAS No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recorded at their fair value at the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recorded as goodwill.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. These investments generally consist of money market investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of operating cash in excess of Federal Deposit Insurance Corporation insured limits and temporary cash investments. We place temporary cash investments with high credit quality financial institutions that invest primarily in U.S. Government instruments.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventories are stated at the lower of cost or market value. Inventory principally consists of purchased equipment and software that is used to modify ground stations of certain customers. The ground stations provide the capability to communicate with a satellite for scheduling data collection, receiving and processing of imagery and distributing imagery products. These costs are classified with other current assets as the modifications were expected to be completed and sold within one year.

Satellites, Related Ground Systems and Property, Plant and Equipment

Satellites and related ground systems, property and equipment are recorded at cost. Pursuant to SFAS No. 34, Capitalization of Interest Cost, the cost of our satellites includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development, as well as depreciation costs related to assets which support the construction and development of our satellite and related ground systems. We also capitalize certain internal and external software development costs incurred to develop software for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred.

While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which the loss occurs. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Depreciation and amortization are provided using the straight-line method as follows:

Asset	Estimated Useful Life

Buildings	15 to 40 years
Furniture, computers and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 5 to 10 years
Vehicles	5 years
Airplanes	6 to 7 years
Ground systems	8 years
Satellites	7 to 8 years

Satellite Insurance

We currently maintain on-orbit insurance policies covering our GeoEye-1 and IKONOS satellites in the amount of $320.0 million and $20.0 million, respectively, as of December 31, 2008. The GeoEye-1 insurance premiums, corresponding to the launch and on-orbit commissioning period prior to the satellite reaching commercial operations, are capitalized in the original cost of the satellite and will be amortized over the estimated useful life of the asset, which is currently seven years. The remainder of the GeoEye-1 insurance premiums that are not capitalized and the IKONOS insurance policy premiums are amortized to expense ratably over the related policy periods and are included in direct costs of revenues.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with SFAS No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information. Goodwill is not amortized but is tested on an annual basis for impairment in the fourth quarter and whenever events and changes in circumstances suggest that the carrying amount may not be fully recoverable.

Intangible assets arising from business combinations are initially recorded at fair value. We amortize intangible assets with definitive lives on a straight-line basis over their estimated useful lives, which are generally five to ten years. We review for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses are recognized when the sum of expected undiscounted net future cash flows is less than the carrying amount of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair market value is determined primarily using the projected future cash flows.

Derivative Instruments and Hedging Activities

We use derivative financial instruments to manage our exposure to fluctuations in interest rates on our long-term debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. We account for interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). We recognize all derivative financial instruments on the consolidated balance sheet at fair value. For derivative financial instruments not designated as cash flow hedges, we mark these contracts to market value each period and record the gain or loss in the consolidated statement of operations in interest expense, net.

Income Taxes

We recognize income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective January 1, 2007 and have elected to record any applicable interest and penalty expenses related to uncertain tax positions as part of the provision for income taxes. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

Recent and Pending Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP FAS 157-2) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 10, 2008, the FASB issued staff position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). This FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until our fiscal year beginning on January 1, 2009. FSP FAS 157-3 was effective on date of issuance. We do not expect the adoption of FSP FAS 157-2 for non-financial assets and non-financial liabilities to have an effect on our consolidated financial statements. The adoption of SFAS 157 did not have an impact on our consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for us beginning after January 1, 2008 however, we elected not to adopt the fair value option included in SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition. We will adopt SFAS 141R upon its effective date as appropriate for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes a new methodology of accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 expands quarterly and annual disclosure requirements included in SFAS 133 regarding an entity’s derivative instruments and hedging activities. SFAS 161 will be effective in the first quarter of 2009. We are currently assessing the impact of SFAS 161 on our disclosures in our notes to the consolidated financial statements.

In April 2008, the FASB issued FASB staff position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. FSP FAS 142-3 will be effective in the first quarter of 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 requires that a defensive intangible asset be accounted for as a separate unit of accounting and assigned a useful life which reflects the entity’s consumption of the expected benefits related to that asset. A defensive intangible asset is an acquired intangible asset which the acquirer does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset, excluding intangible assets that are used in research and development. Under EITF 08-7, an entity’s benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from realizing any value from the intangible assets. The period over which a defensive asset diminishes in fair value can be used as a proxy for the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is effective for defensive intangible

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired on or after January 1, 2009. We will adopt EITF 08-7 upon its effective date as appropriate for any future defensive intangible assets acquired.

(4)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (NGA), announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. On September 30, 2004, NGA awarded us a contract as the second provider under the NextView program. As the winning bidder of the NextView Second Vendor award, we, as prime contractor, constructed a new satellite, GeoEye-1. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $456.7 million as of December 31, 2008. Approximately $27.7 million of this amount was payable to subcontractors at December 31, 2008. Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. As of December 31, 2008, NGA had paid us $226.8 million of its cost sharing obligation. We deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date, which occurred in February 2009. We will recognize revenue on a straight-line basis over the depreciable life of the satellite, which we believe will ultimately approximate the expected seven-year life of the satellite. As a result of the expected deployment of GeoEye-1 for less than the maximum contractual cost, a portion of NGA’s cost share payments will be credited against its future imagery purchase obligation.

The NextView contract also provides for NGA to order approximately $197.1 million of imagery products beginning February 1, 2007 and continuing until six quarters after the GeoEye-1 in-service date. In February 2007, the Company and NGA executed the initial task order under the NextView contract whereby NGA agreed to purchase $54.0 million of imagery products from the Company’s existing satellites for the period from February 1, 2007 to December 31, 2007. All of the imagery under this task order was delivered to NGA by September 30, 2007. In November 2007, the Company completed discussions with NGA for a new $60.0 million task order for the continued delivery of products from November 2007 to the launch of GeoEye-1. We delivered, and NGA accepted, approximately $14.0 million of imagery products under this arrangement in the fourth quarter of 2007. In 2008, NGA funded an additional $25.0 million under the existing task order. According to the terms of the NextView contract, NGA has the option to replenish the award to $197.1 million upon a successful GeoEye-1 launch and checkout. On February 1, 2007, we entered into a modification to the initial contract which permitted NGA to procure IKONOS imagery as part of the $197.1 million purchase commitment. Payment for such imagery occurred at the time of delivery. As of December 31, 2008, NGA purchased $92.2 million of imagery under this contract modification. In December 2008, GeoEye and the NGA entered into a Service Level Agreement to purchase $12.5 million of imagery monthly through November 30, 2009.

GeoEye-1 was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified the imagery as meeting NGA’s specifications on February 20, 2009 and GeoEye-1 commenced full operations. The NextView contract provides for NGA to purchase imagery from the satellite for an initial 18-month period following the successful launch and certification of GeoEye-1, NGA will have the first right to order images from the satellite, which we anticipate will utilize more than half of the satellite’s imagery-taking capacity during the initial imagery delivery period and approximately 50% of the satellite’s capacity thereafter, with the remainder available for international and North American commercial customers. Based on NGA’s public announcement of expected ongoing support, we expect NGA to continue to purchase our imagery products following the expiration of the current NextView contract.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Acquisition

MJ Harden

On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is an aerial provider of both aerial and digital light detection and ranging (LiDAR) imagery and geospatial information solutions. With this acquisition, GeoEye gained access to MJ Harden’s digital aerial imagery capture capability, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities, engineering companies, developers and federal, state and local government agencies, among others. MJ Harden is located in Mission, Kansas.

A fair market valuation of the MJ Harden assets purchased was completed. The results of that valuation were the basis for a $2.2 million allocation of costs to intangible assets. Those intangible assets are subject to amortization over the assigned lives of six and ten years. The remaining excess of cost over fair value of the net assets of $4.1 million was allocated to acquired goodwill and is not subject to amortization. Additionally, during 2008 we obtained tax records for the assets acquired and determined that an increase to goodwill and a decrease to deferred tax assets of $1.7 million was necessary to properly account for the book and tax basis difference related to the acquired fixed assets and identifiable intangible assets. These balances were restated as of March 31, 2007.

This transaction was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations. The business combination did not have a material impact on our results of operations for the year ended December 31, 2007 and would not have materially impacted our results of operations for these periods had the business combination occurred on January 1, 2007. Further, the business combination would not have had a material impact on our results of operations for the comparable period in 2006 had the business combination occurred on January 1, 2006. Accordingly, pro forma financial information has not been provided.

(6)	Comprehensive Income (Loss)

For the years ended December 31, 2008, 2007 and 2006, there were no material differences between net earnings as reported and comprehensive income.

(7)	Earnings Per Share

Basic earnings per share (EPS) are computed based on the weighted-average number of shares of our common stock outstanding. Diluted EPS is computed on the weighted-average number of shares of our common stock outstanding and other dilutive securities.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)

Numerator for basic and diluted earnings per common share:
Net earnings	$26,615	$28,470	$2,974

Denominator:
Weighted average shares outstanding used to compute basic EPS	17,983	17,585	17,416
Dilutive effect of:
Warrants	1,344	2,005	758
Stock options	191	192	48
Deferred stock units	38	19	—
Employee stock purchase plan shares	2	—	—

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	19,558	19,801	18,222

Outstanding stock options to purchase 110,392, 6,000 and 71,762 shares of our common stock for 2008, 2007 and 2006, respectively, were excluded from the computation of dilutive EPS because the effect would have been anti-dilutive. See Note 16, “Stock Incentive Plans,” for information on option exercise prices and expiration dates and restricted stock units.

(8)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
		(As restated)

Land and buildings	$6,462	$6,076
Furniture, computers and equipment	25,458	15,765
Leasehold improvements	1,754	1,726
Vehicles and airplanes	1,815	334
Accumulated depreciation	(12,741)	(6,817)

Total	$22,748	$17,084

Depreciation expense was $5.9 million, $3.4 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
		(As restated)

IKONOS	$9,166	$9,166
OrbView-2	3,054	3,054
Ground stations	7,359	7,359
Accumulated depreciation	(17,988)	(15,310)

Subtotal	1,591	4,269
Satellites in process	407,419	336,821
Ground stations in process	79,135	61,663

Total	$488,145	$402,753

The capitalized costs of our satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets which support the construction and development. The cost of our satellites also includes capitalized interest incurred during the construction, development and initial on-orbit testing period. The portion of the launch insurance premium allocable to the period from launch through on-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

Included in satellites and ground stations in process are capitalized construction costs of our GeoEye-1 satellite of $456.7 million and $389.8 million at December 31, 2008 and 2007, respectively. These costs include capitalized interest at December 31, 2008 and 2007 of $62.5 million and $39.9 million, respectively. Our GeoEye-1 satellite was placed in service during February 2009. We currently maintain three separate insurance policies for GeoEye-1, with combined coverage for on-orbit and total loss coverage in the amount of $320.0 million. The portion of the launch insurance capitalized as part of the cost of the satellite was $17.1 million. As of December 31, 2008, $25.3 million is also in prepaid expenses and $2.0 million is in other non-current assets on the consolidated balance sheet.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $20.0 million of on-orbit coverage which expires on November 30, 2009. We currently expect to continue commercial operations with IKONOS due to a study that was completed in August of 2008 by the IKONOS manufacturer which resulted in a revised life expectancy to the 2010+ timeframe.

On March 4, 2007, our OrbView-3 satellite began to experience technical problems which affected its image quality. We determined the problem was due to a specific unit within the camera electronics. We subsequently announced that the satellite had been declared permanently out of service and recorded a loss of $36.1 million in the first quarter of 2007. This loss consisted of a $35.8 million impairment charge for the remaining book value of the satellite as well as a $3.9 million charge for the related ground system hardware and software. These amounts were offset by the write-off of the remaining on-orbit incentive obligation payable to Orbital Sciences Corporation, the manufacturer of the satellite, of $3.7 million.

The OrbView-3 satellite was insured for $40.0 million. We submitted a $40.0 million insurance claim on June 8, 2007 and received the proceeds during the third quarter of 2007. Upon receipt of the proceeds, we wrote off approximately $1.0 million of remaining prepaid insurance premiums resulting in a net gain of $39.1 million which was recorded in the third quarter of 2007.

We have incurred approximately $21.2 million in 2008 for GeoEye-2.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total satellite and related ground systems depreciation expense was $2.7 million, $10.4 million and $28.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(10)	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows (in thousands):

Consolidated
Total

Balance, December 31, 2006	$28,490
Acquired during the year	5,774

Balance, December 31, 2007, as restated	$34,264
Acquired during the year	—

Balance, December 31, 2008	$34,264

Intangible assets consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008				2007
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Remaining Life	Amount	Amortization	Value	Amount	Amortization	Value
						(As restated)

Contracts/customer relationships	6.3 years	$18,971	$(6,057)	$12,914	$18,971	$(3,964)	$15,007
Trade name	3.1 years	2,093	(1,028)	1,065	2,093	(649)	1,444
Patents and other	1.8 years	3,396	(3,040)	356	3,396	(2,779)	617

Total intangible assets		$24,460	$(10,125)	$14,335	$24,460	$(7,392)	$17,068

Total amortization expense related to intangible assets was $2.7 million, $2.7 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future amortization expense related to intangible assets at December 31, 2008 is as follows (in thousands):

For the Year Ending December 31,

2009	$2,649
2010	2,642
2011	2,241
2012	2,229
2013	2,121
Thereafter	2,453

Total expected future annual amortization	$14,335

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Income Taxes

The components of our income tax provision (benefit) are as follows (in thousands):

	2008	2007	2006
		(As restated)	(As restated)

Current provision:
Federal	$6,174	$43,980	$35,372
State	563	5,826	4,190

Total current provision	6,737	49,806	39,562
Deferred benefit:
Federal	(21,193)	(8,809)	(19,769)
State	(1,811)	(1,462)	(2,763)

Total deferred provision	(23,004)	(10,271)	(22,532)

Total (benefit) provision for income taxes	$(16,267)	$39,535	$17,030

The differences between the tax provision calculated at the statutory U.S. income tax rate and the actual tax provision are as follows (in thousands):

	2008	2007	2006
		(As restated)	(As restated)

U.S. Federal tax at statutory rate	$3,622	$23,802	$7,001
State income taxes, net	212	1,567	(737)
FIN 48 adjustment	(24,133)	14,022	11,498
Change in valuation allowance	568	—	—
Change in state effective rate	2,967	—	—
IRS interest, net of tax benefit	504	—	—
Permanent items and other	(7)	144	(732)

Total (benefit) provision for income taxes	$(16,267)	$39,535	$17,030

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets were as follows at December 31, 2008 and 2007 (in thousands):

	2008	2007
		(As restated)

Deferred tax assets:
Deferred revenue	$84,251	$75,071
Accruals and reserves	2,280	299
Goodwill and Intangibles	80	(1,177)
Other	2,303	4,405

Total gross deferred tax assets	88,914	78,598
Less: valuation allowance	(568)	—

Deferred tax assets	88,346	78,598

Deferred tax liabilities:
IRC 481(a) adjustment — Nextview contract	(54,011)	—
Property, plant and equipment	(9,657)	(800)
Other	—	(729)

Total gross deferred tax liabilities	(63,669)	(1,529)

Net deferred tax asset	$24,678	$77,069

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the Internal Revenue Service (IRS). The statute of limitations for the 2003 and 2004 tax years have not expired as a result of the late filings of the federal tax returns for these years. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2003 through 2008.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Accordingly, we consider past operating results, forecasts of earnings and taxable income, the reversal of temporary differences and any prudent and feasible tax planning strategies. Management believes the results of future operations will generate sufficient taxable income to realize the net deferred tax asset. The increase in the valuation allowance during the year ended December 31, 2008, related mainly to state net operating losses and the write-off of a cost-method investment.

On August 8, 2008, we filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service (IRS). As a result of the filing of the application for change in method of accounting, management believes all of the tax-related reserves for this item are eliminated. Consequently, we reversed the FIN 48 reserve in the third quarter of 2008 by recording a $29.6 million benefit to income tax expense and the creation of a deferred tax liability in the amount of $67.6 million. In addition, we recorded additional reserves of $1.8 million during the three months ended September 30, 2008, principally for interest and penalties related to late payment of tax for the 2007 tax year resulting from our recalculation in 2008 of our tax net operating losses that were available to offset 2007 taxable income. As of December 31, 2008, FIN 48 reserve amounts have been adjusted to $1.4 million to reflect anticipated interest and penalties.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, net of tax benefit, related to unrecognized tax benefits were approximately $1.4 million as of December 31, 2008 and $25.5 million as for December 31, 2007. Penalties and interest amounts, which were recorded as income tax expense, totaled $5.5 million in 2008, $14.0 million in 2007 and $11.5 million in 2006.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following our adoption of FIN 48, the gross balances of reserves for uncertain tax positions was $75.5 million at January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
		(As restated)

Balance at beginning of year	$93,081	$75,528
Additions for tax positions in prior years	5,467	17,553
Settlements	(97,152)	—

Balance at end of year	$1,396	$93,081

We completed a detailed study regarding the application of Section 382 of the Internal Revenue Code of 1986 (Section 382) on ownership changes. Application of the findings of this study resulted in a decrease in net operating loss carryforward amounts. All available remaining federal net operating loss carryforwards have been utilized on the company’s 2007 income tax returns.

(12)	Debt

On June 29, 2005, we issued $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012 (Notes). The purpose of the offering was to (1) contribute the proceeds to the capital of our wholly-owned subsidiary, ORBIMAGE Inc., established to hold the construction costs for the GeoEye-1 satellite, (2) to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and (3) for general working capital purposes. The Notes were issued at a discount of 2.0% of total principal. Consequently, we received $245.0 million of cash proceeds at closing. The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0% plus a margin of 9.5%. The rate as of December 31, 2008 was 12.65%. Total interest expense related to the Notes for the years ended December 31, 2008, 2007 and 2006 was $36.4 million, $39.0 million and $38.1 million, respectively. At December 31, 2008 and 2007, the carrying value of the Notes was $247.5 million and $246.8 million, respectively.

Expenses associated with the issuance of the Notes were capitalized and are being amortized over the term of the Notes using the effective interest rate method. Total unamortized prepaid financing costs related to the Senior Floating Rate Notes were $9.9 million and $12.7 million as of December 31, 2008 and 2007, respectively and are included in non-current assets on the consolidated balance sheet.

The indenture governing our Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture.

The indenture governing our Notes contains a covenant that restricts our ability to use cash flow from certain subsidiaries to incur capital expenditures that are not related to GeoEye-1. We may freely use cash flow from subsidiaries not restricted by the Indenture to incur capital expenditures that are not related to GeoEye-1.

Under the instruments governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. Prior to August 15, 2007, we had the ability to redeem all or part of the Notes at any time on or after July 1, 2008, provided the GeoEye-1 launch took place on or prior to August 15, 2007. With the delay of the launch to September 6, 2008, we may redeem the Notes beginning January 21, 2010. The Notes may be redeemed at 104% of par for the first twelve-month period, at 102% of par for the following twelve-month period, and at par thereafter.

We entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. The fair value of the derivative instrument at

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 was approximately $1.9 million. We recorded a realized loss of $0.5 million and unrealized losses of $1.4 million and $3.1 million for the years ended December 31, 2008 and 2007, respectively. We recorded an unrealized gain of $2.6 million the year ended December 31, 2006. All unrealized and realized gains and losses are included in interest expense, net in our statement of operations.

In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap agreement cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of December 31, 2008 the fair value of the interest rate cap was immaterial. For the year ended December 31, 2008, we recorded an unrealized loss of $0.5 million which is included in interest expense in our statement of operations.

On January 10, 2006, we completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The acquisition was financed mainly through the incurrence of $50.0 million of indebtedness (SI Credit Agreement). We made payments totaling $34.6 million during 2006 and repaid the remaining principal of $15.4 million on February 2, 2007. The interest rate per annum applicable to the loans was 11.0% in 2007. Interest expense recognized in 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million of amortization of the debt discount that was outstanding at December 31, 2006.

As additional consideration to the lenders under the SI Credit Agreement for making the loans thereunder, we issued to the lenders warrants to purchase 500,000 shares of our common stock at an exercise price of $15.00 per share. During 2008, 384,615 warrants were exercised and the remaining 115,385 were exercised on January 8, 2009. The warrants were valued at approximately $1.6 million at the date of issuance. The assumptions used to determine the value of the warrants at issuance were volatility of 62.53%, dividend yield of 0%, risk-free interest rate of 4.36% and expected term of 3 years. These warrants were recorded as additional paid in capital at issuance and were amortized over the term of the debt.

The composition of interest expense, net is as follows:

	For The Year Ended December 31,
	2008	2007	2006
	(In thousands, except percentages)
		(As restated)	(As restated)
Interest expense, net	Amount	Amount	Amount

Interest expense	$38,844	$42,478	$46,180
Capitalized interest	(22,657)	(20,103)	(15,626)
Interest income	(4,735)	(8,186)	(8,532)

Total interest expense, net	$11,452	$14,189	$22,022

(13)	Leases

Total rental expense under operating leases was $1.9 million, $1.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Aggregate minimum rental commitments under non-cancelable operating leases (primarily for office space and equipment) were as follows for the years ending December 31 (in thousands):

2009	$2,003
2010	2,045
2011	1,711
2012	891
2013	363
Thereafter	132

Total	$7,145

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Employee Benefit Plan

The GeoEye Retirement Savings (Plan), a combination employee savings plan and discretionary profit-sharing plan, covers most GeoEye employees. The plan qualifies under section 401(k) of the Internal Revenue Code (IRC). Under the plan, participating employees may elect to voluntarily contribute on a pre-tax basis between 1% and 100% of their salary up to the annual maximum established by the IRC. Participating employees may also elect to contribute on an after-tax basis between 1% and 10% of their salary up to the annual maximum established by the IRC. Participants are always 100% vested in their accounts. Our matching contributions to the Plan are based on certain Plan provisions and at the discretion of the Board of Directors. Other than our matching obligations, profit sharing contributions are discretionary. The matching annual contribution expense was $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(15)	Warrants

As of December 31, 2008 there were outstanding warrants to purchase up to 3,241,245 shares of new common stock at a weighted average exercise price of $10.18 per share. Of the outstanding warrants as of December 31, 2008, 115,385 warrants were exercised on January 8, 2009. The remaining 3,125,860 warrants expire on March 25, 2010. No warrants were granted in 2008 and 2007. The table below sets forth the outstanding warrants:

		Exercise		Expiration
Grant Date	Amount	Price		Date	Status

March 25, 2005	3,126	$10.00	(1)	March 25, 2010	Exercisable
January 1, 2006	115	15.00	(1)	January 10, 2009	Exercisable

(1)	The exercise price and the number of shares that may be purchased upon exercise of the warrants may be adjusted from time to time as a result of a stock dividend, split or subdivision of shares, as well as a combination of shares, merger or consolidation.

(16)	Stock Incentive Plans

Employee Stock Plans

We adopted an Employee Stock Purchase Plan (ESPP) on July 1, 2008. The ESPP allows eligible employees to purchase common stock at not less than 85% of the closing fair market value of a share of the common stock on the purchase date. The ESPP is compensatory as defined under SFAS No. 123(R). The offering period under the ESPP ran through December 31, 2008. Thereafter, unless modified by the ESPP administrator, each subsequent offering period will last six months and begin on January 1 and July 1. The purchase price is established on each new purchase date. Purchases are limited to 10% of each employee’s eligible compensation and subject to certain IRS restrictions. In general, all of our regular full-time employees are eligible to participate in the ESPP. Of the 100,000 shares of common stock reserved for issuance under the ESPP, no shares have been issued as of December 31, 2008.

Stock Incentive Plans

In September 2006, the stockholders approved the 2006 Omnibus Stock and Performance Incentive Plan (2006 Plan), which provides for the granting of a maximum of 1.7 million shares of the company’s common stock in the form of options, shares of the company’s common stock, rights to receive shares of the company’s common stock, cash or a combination of the foregoing, including restricted stock, unrestricted stock, stock units and restricted stock units. The 2006 Plan also provides for cash or stock bonus awards based on objective goals pre-established by the Compensation Committee of the Board of Directors. No more than 1.0 million shares of common stock shall be available for incentive stock awards. No more than 1.5 million shares of common stock shall be available for stock awards. No employee may be granted, in any one-year period, options or stock appreciation rights that are exercisable for more than 200,000 shares of common stock awards covering more than 200,000 shares of common stock, or cash awards having a value greater than $2.0 million. Non-employee directors may not be granted, in any

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-year period, options that are exercisable for more than 20,000 shares of common stock or stock awards covering or relating to more than 20,000 shares of common stock.

We have adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. We recognize stock-based compensation expense on a straight-line basis. During 2008, we recognized $3.4 million of stock-based compensation expense and during 2007 and 2006, we recognized $1.6 million and $1.2 million, respectively. Stock-based compensation expense is included in selling, general and administrative expenses on the statement of operations.

Stock Options

In 2006, we granted 47,300 stock options to employees associated with the GeoEye-1 satellite construction program which were to vest contingent upon certain events. Due to the launch delay of the satellite, those options were cancelled in the fourth quarter of 2007 and are included as cancellations in the stock option activity table. As of December 31, 2008, the cancelled options have not been re-issued. Option awards are generally granted with an exercise price equal to the market price of the company’s stock at the date of grant.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Volatility	50.89% - 66.83%	50.48% - 52.39%	55.94% - 63.87%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.83% - 3.84%	4.60% - 4.66%	4.30% - 4.70%
Expected average life	6.25 - 6.33 years	5.25 - 6.25 years	5.50 - 6.25 years
Exercise price per option	$15.46 - $25.98	$18.00 - $20.24	$10.00 - 16.82
Weighted average fair value of options granted during the year	$11.17	$9.72	$7.93

Expected Dividend Yield.  We have not issued dividends in the past nor do we expect to issue dividends in the future, as such, the dividend yield used was zero.

Expected Volatility.  Expected volatilities are based on historical closing prices of our common stock over a period that we believe is representative of the expected future volatility over the expected term. The options generally have graded vesting over four years (25% of the options in each grant vest annually) and the contractual term is either eight or ten years

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted was determined under the simplified calculation provided in SAB 107, as amended by SAB No. 110. The options had graded vesting over four years (25% of the options in each grant vest annually) and the contractual term was 10 years.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the year ended December 31, 2008 (in thousands, except exercise price and contractual term data):

	2008
				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Number of	Exercise	Intrinsic	Term
	Shares	Price	Value	(in Years)

Outstanding at beginning of year	551	$12.72
Granted	146	24.36
Exercised	(13)	10.14
Forfeited/Canceled	(49)	15.77

Outstanding at year-end	635	$15.21	$3,256	7.59

Exercisable at year-end	308	$10.34	$2,751	6.43
Vested and expected to vest	603	$15.21	$3,140	7.62

The intrinsic value of options exercised during 2008, 2007 and 2006 was $0.2 million, $1.4 million and $0.1 million, respectively. As of December 31, 2008, there was $1.2 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $2.8 million, $5.3 million, and $1.6 million, respectively.

Restricted Stock

In April 2008, we granted a total of 25,238 shares of restricted stock. This included (i) 15,363 shares of restricted stock under the 2006 Plan, at a grant price of $26.20, to executive officers as part of their 2006 annual performance awards, (ii) 4,875 shares issued to an executive officer with a grant price of $24.88 relating to the previously unpaid stock portion of his 2005 bonus, and (iii) 5,000 shares with a grant price of $24.06 issued on August 11, 2008 to a non-employee director under the 2004 Non-employee Director Incentive plan.

A summary of the status of our nonvested shares as of December 31, 2008, and changes during the year are presented below (in thousands, except fair value price data):

		Weighted-Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2008	66	$16.75
Granted	25	25.52
Vested	(11)	13.87

Nonvested restricted stock at December 31, 2008	80	$19.81

There was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan as of December 31, 2008. That cost is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $0.2 million and $1.0 million, respectively.

Restricted Stock Units

On December 24, 2008, we granted 25,173 restricted stock units under the 2006 Plan to executive officers as part of a Long Term Incentive Plan (LTIP). All units granted vest, if at all, between 2009 and 2010 depending on performance measured at the end of the agreement term, at which time the vested units are converted into shares of

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. As of December 31, 2008, no units have vested. A summary of the status of our nonvested shares as of December 31, 2008, and changes during the year is presented below (in thousands, except fair value price data):

		Weighted-Average
	No. of	Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2008	65	$18.00
Granted	25	17.20
Forfeited	(5)	18.00

Nonvested restricted stock units at December 31, 2008	85	$17.76

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. As of December 31, 2008, there was $0.7 million of total unrecognized compensation cost related to the nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Deferred Stock Units

Under the current non-employee director compensation plan, each January 1, non-employee directors receive annual grants of deferred stock units valued at $50,000. Deferred stock units will vest in two installments: at six months after grant and at twelve months after grant. Deferred stock units will be settled in shares of the company’s common stock six months after the non-employee director’s separation from Board service.

		Weighted-Average
	No. of	Grant-Date
Deferred Stock Units	Shares	Fair Value

Balance at January 1, 2008	35	$17.37
Granted	12	32.97

Deferred stock units at December 31, 2008	47	$21.42

(17)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, derivative instruments in the form of interest rate caps, short-term investments, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. We record debt at cost, net of issuance costs. The fair value of our publicly issued Senior Secured Floating Rate Notes due July 1, 2012 was approximately $207.5 million at December 31, 2008. The fair value was determined based on market trades of the Notes.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels as follows:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets carried at fair value on a recurring basis at December 31, 2008 are summarized below (in thousands):

	December 31,	Fair Value Measurement at Reporting Date Using
Description	2008	Significant Other Observable Inputs (Level 2)

Short-term investments	3,813	3,813

Short-term investments, which consist of certificates of deposit, are measured at fair value and are classified within Level 2 of the valuation hierarchy. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs.

(18)	Significant Customer and Geographic Information

We operate in a single industry segment, in which we provide imagery, imagery information products and image processing services to customers around the world.

We recognized revenue related to contracts with the U.S. Government, our largest customer, of $56.5 million, $100.0 million and $70.6 million for the years ended December 31, 2008, 2007 and 2006, representing 39%, 54% and 47% of total revenues, respectively. We had no other customers for whom revenues exceeded 10% of total revenues in 2008, 2007 and 2006.

We have two product lines which are: (a) Imagery and (b) Production and Other Services.

Total revenues by product lines were as follows: (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)

Imagery	$102,102	$146,707	$128,725
Production and other services	44,557	36,316	22,443

Total	$146,659	$183,023	$151,168

Total domestic and foreign revenues were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As restated)	(As restated)

Domestic	$75,880	$116,010	$80,996
Foreign	70,779	67,013	70,172

Total	$146,659	$183,023	$151,168

Our satellites, related ground systems and property, plant and equipment are held domestically.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Summary of Quarterly Information (Unaudited)

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we have restated previously issued financial statements. The restated financial results for each respective period are reflected in the table below. Also, during the fourth quarter of 2008, we took a write-off of certain inventory in the amount of $2.2 million and an impairment of a cost-basis investment in the amount of $1.0 million. Quarterly financial information for the years ended December 31, 2008 and 2007 is summarized below (in thousands, except per share amounts):

	2008 Quarters
	First		Second		Third	Fourth
	(Unaudited)

Revenues	$35,912	*	$34,219		$35,840	$40,688
Earnings from operations	5,624	*	5,108	*	8,417	3,651
Net (loss) earnings	(817	)*	(557	)*	31,628	(3,639)
Earnings per share — basic	(0.05	)*	(0.03	)*	1.76	(0.20)
Earnings per share — diluted	(0.05	)*	(0.03	)*	1.57	(0.20)

*	During the quarter ended September 30, 2008, immaterial adjustments were made to quarters ended March 31, 2008 and June 30, 2008 for revenue, direct costs, selling, general and administrative costs and interest expense.

	2007 Quarters
	First	Second	Third	Fourth
		(As restated)	(As restated)	(As restated)
	(As restated)
	(In thousands, except share data)
	(Unaudited)

Revenues	$36,796	$48,925	$53,750	$43,552
Earnings from operations	(24,254)	26,089	61,374	15,975
Net (loss) earnings	(21,999)	11,295	32,203	6,971
Earnings per share — basic	(1.26)	0.64	1.83	0.41
Earnings per share — diluted	(1.26)	0.59	1.69	0.42
Revenues:
As previously reported	$36,796	$48,254	$53,750	$44,964
Adjustments	—	671	—	(1,412)

As restated	36,796	48,925	53,750	43,552

Operating income (loss):
As previously reported	(24,961)	25,707	61,815	17,745
Adjustments
Revenue	—	671	—	(1,412)
Direct costs of revenue	(281)	(289)	(441)	(358)
Selling, general and administrative expenses	988	—	—	—

As restated	(24,254)	26,089	61,374	15,975

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007 Quarters
	First	Second	Third	Fourth
		(As restated)	(As restated)	(As restated)
	(As restated)
	(In thousands, except share data)
	(Unaudited)

Net earnings (loss):
As previously reported	(21,926)	11,619	33,073	7,980
Adjustments
Revenue	—	671	—	(1,412)
Direct costs of revenue	(281)	(289)	(441)	(358)
Selling, general and administrative expenses	988	—	—	—
Capitalized interest	(826)	(910)	(978)	(1,120)
Provision for income taxes	46	204	549	1,881

As restated	$(21,999)	$11,295	$32,203	$6,971

Earnings (loss) per common share:
As previously reported	$(1.25)	$0.66	$1.89	$0.45

As restated	$(1.26)	$0.64	$1.84	$0.39

Earnings (loss) per diluted share:
As previously reported	$(1.25)	$0.61	$1.74	$0.34

As restated	$(1.26)	$0.59	$1.69	$0.30

(20)	Financial Information of Guarantor Subsidiary

The Senior Secured Floating Rate Notes (Notes) issued by the Company are guaranteed by ORBIMAGE Inc. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by dividend or loan.

The following consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiary and the non-guarantor subsidiaries based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiary and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary or non-guarantor subsidiaries operated as independent entities.

Adjustments noted in Note 2 effect the Balance Sheets, Statements of Operations and Statements of Cash Flows of the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Balance Sheet
December 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,549	$25,448	$62,736	$—	$106,733
Short-term investments	—	3,813	—	—	3,813
Accounts Receivable — trade	—	15,850	9,950	—	25,800
Unbilled receivable	—	176	875	—	1,051
Income tax receivable	20,142	—	—	—	20,142
Prepaid expenses	—	26,869	1,200	—	28,069
Other current assets	1,154	7,696	8	(2,602)	6,256
Amounts due from related parties	25,933	(47,199)	21,266		—

Total current assets	65,778	32,653	96,035	(2,602)	191,864
Property, plant and equipment, net	—	10,494	12,254	—	22,748
Satellites and related ground systems, net	—	451,552	36,593	—	488,145
Goodwill	—	28,490	5,774	—	34,264
Intangible assets	—	7	14,328	—	14,335
Investment in subsidiaries	419,283	—	—	(419,283)	—
Other non-current assets	9,871	2,107	1,000	—	12,978
Deferred tax asset	188	30,042	41	—	30,271

Total assets	$495,120	$555,345	$166,025	$(421,885)	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1	$11,182	$11,072	$(2,602)	$19,653
Accrued payroll	—	6,277	278	—	6,555
Accrued expenses — subcontractors	—	27,738	—	—	27,738
Accrued interest payable	15,817	—	—	—	15,817
Current portion of deferred revenue	—	36,450	4,179	—	40,629
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	15,818	87,241	15,529	(2,602)	115,986
Long-term debt	247,502	—	—	—	247,502
Long-term portion of deferred revenue	—	199,317	—	—	199,317
Non-current income tax reserve	1,396	—	—	—	1,396

Total liabilities	264,716	286,558	15,529	(2,602)	564,201

Stockholders’ equity	230,404	268,787	150,496	(419,283)	230,404

Total liabilities and stockholders’ equity	$495,120	$555,345	$166,025	$(421,885)	$794,605

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Balance Sheet
December 31, 2007
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$38,645		$109,258		$78,858		$—	$226,761
Short-term investments	—		7,563		—		—	7,563
Accounts receivable, net	—		18,079		10,598		—	28,677
Unbilled receivable	—		15,481		912			16,393
Amounts due from related parties	150,997		—		—		(150,997)	—
Prepaid assets	—		1,536		1,753		—	3,289
Other current assets	3		8,634		2,083		(5,204)	5,516

Total current assets	189,645		160,551		94,204		(156,201)	288,199
Property, plant and equipment, net	—		2,470		14,614		—	17,084
Satellites and related ground systems, net	—		400,845		1,908		—	402,753
Investment in subsidiaries	253,069		—		—		(253,069)	—
Goodwill	—		28,490		5,774		—	34,264
Intangible assets	—		91		16,977		—	17,068
Other non-current assets	14,576		77		2,000		—	16,653
Deferred tax asset	—		78,721		(1,652)		—	77,069

Total assets	$457,290	(a)	$671,245	(a)	$133,825	(a)	$(409,269)	$853,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—		$5,479		$11,727		$(5,204)	$12,002
Accrued payroll	—		6,119		—		—	6,119
Amounts payable to related parties	—		105,038		45,959		(150,997)	—
Amounts payable to subcontractors	—		55,967		—		—	55,967
Accrued interest payable	17,292		—		—		—	17,292
Current portion of deferred revenue	—		2,474		7,301		—	9,775
Income tax payable	—		24,996		—		—	24,996

Total current liabilities	17,292		200,073		64,987		(156,201)	126,151
Long-term debt	246,789		—		—		—	246,789
Long-term portion of deferred revenue	—		193,860		—		—	193,860
Non-current income tax reserve	—		93,081		—		—	93,081

Total liabilities	264,081	(b)	487,014	(b)	64,987	(b)	(156,200)	659,881

Stockholders’ equity	193,209	(c)	184,231	(c)	68,838	(c)	(253,069)	193,209

Total liabilities and stockholders’ equity	$457,290		$671,245		$133,825		$(409,269)	$853,090

(a)	Total assets were adjusted by $(4,707), $(11,909), $0 and $4,707 for the Parent, Guarantor Subsidiary, Non-Guarantor Subsidiaries and Eliminations, respectively.

(b)	Total liabilities were adjusted by $0, $(7,915), $713 and $0 for the Parent, Guarantor Subsidiary, Non-Guarantor Subsidiaries and Eliminations, respectively.

(c)	Total stockholders’ equity was adjusted by $(4,707), $(3,994), $(713) and $(4,707) for the Parent, Guarantor Subsidiary, Non-Guarantor Subsidiaries and Eliminations, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Operations
Year Ended December 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$65,270	$103,683	$(22,294)	$146,659
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	48,670	49,865	(22,294)	76,241
Depreciation and amortization	—	4,316	7,041	—	11,357
Selling, general and administrative expenses	—	4,009	28,956	—	32,965
Inventory impairment and satellite impairment settlement	—	1,141	2,155	—	3,296

Total operating expenses	—	58,136	88,017	(22,294)	123,859

Earnings from operations	—	7,134	15,666	—	22,800
Interest expense (income), net	15,796	(4,344)	—	—	11,452
Other non-operating expense (income)	—	—	1,000	—	1,000
Equity in earnings of subsidiaries	(37,057)	—	—	37,057	—

Earnings (loss) before provision for income taxes	21,261	11,478	14,666	(37,057)	10,348
(Benefit) provision for income taxes	(5,354)	(16,752)	5,839	—	(16,267)

Net earnings (loss)	$26,615	$28,230	$8,827	$(37,057)	$26,615

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Operations
Year Ended December 31, 2007
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
	(In thousands)

Revenues	$—		$95,560		$146,094		$(58,631)	$183,023
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—		75,354		47,905		(58,631)	64,628
Depreciation and amortization	—		7,722		8,752		—	16,474
Selling, general and administrative expenses	56		1,554		21,127		—	22,737

Total operating expenses	56		84,630		77,784		(58,631)	103,839

(Loss) earnings from operations	(56)		10,930		68,310		—	79,184
Interest expense, net	15,205		(2,039)		1,023		—	14,189
Other non-operating expense (income)	—		(3,010)		—		—	(3,010)
Equity in earnings of subsidiaries	(37,834	)(d)	—		—		37,834	—

Earnings before provision for income taxes	22,573	(a)	15,979	(a)	67,287	(a)	(37,834)	68,005
(Benefit) provision for income taxes	(5,897	)(b)	19,773	(b)	25,659	(b)	—	39,535

Net earnings (loss)	$28,470	(c)	$(3,794	)(c)	$41,628	(c)	$(37,834)	$28,470

(a)	The earnings before provision for income taxes have been adjusted by $(2,276), $(4,244) and $(713) for the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries, respectively.

(b)	The (benefit) provision for income taxes has been adjusted by $0, $(2,065) and $(616) for the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries, respectively.

(c)	Net earnings (loss) has been adjusted by $(2,276), $(2,179) and $(97) for the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries, respectively.

(d)	The Parent’s equity in earnings of subsidiaries has been adjusted by $(2,276).

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Operations
Year Ended December 31, 2006
(As restated)

	Unconsolidated
			Guarantor		Non-Guarantor
	Parent		Subsidiary		Subsidiaries		Eliminations	Consolidated
	(In thousands)

Revenues	$—		$40,728		$110,781		$(341)	$151,168
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—		16,894		39,237		(341)	55,790
Depreciation and amortization	—		23,894		8,014		—	31,908
Selling, general and administrative expenses	—		11,944		9,500		—	21,444

Total operating expenses	—		52,732		56,751		(341)	109,142

(Loss) earnings from operations	—		(12,004)		54,030		—	42,026
Interest expense, net	15,182		(3,113)		9,953		—	22,022
Equity in earnings of subsidiaries	(12,561	)(d)	—		—		12,561	—

(Loss) earnings before provision for income taxes	(2,621	)(a)	(8,891	)(a)	44,077	(a)	(12,561)	20,004
(Benefit) provision for income taxes	(5,595	)(b)	8,142	(b)	14,483	(b)	—	17,030

Net earnings (loss)	$2,974	(c)	$(17,033	)(c)	$29,594	(c)	$(12,561)	$2,974

(a)	The (loss) earnings before provision for income taxes has been adjusted by $(755), $(4,116), and $0 for the Parent, Guarantor Subsidiary, and Non-Guarantor Subsidiaries, respectively.

(b)	The (benefit) provision for income taxes has been adjusted by $0, $(1,593), and $1,768 for the Parent, Guarantor Subsidiary, and Non-Guarantor Subsidiaries, respectively.

(c)	Net earnings (loss) has been adjusted by $(755), $(2,523) and $1,768 for the Parent, Guarantor Subsidiary and Non-Guarantor Subsidiaries, respectively.

(d)	The Parent’s equity in earnings of subsidiaries has been adjusted by $(755).

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Cash Flows
Year Ended December 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(26,127)	$3,632	$20,623	$—	$(1,872)
Cash flows from investing activities:
Capital expenditures	—	(121,026)	(6,911)	—	(127,937)
Sale (purchase) of satellite assets	—	29,834	(29,834)	—	—
Redemption of short-term investments	—	3,750	—	—	3,750

Net cash used in investing activities	—	(87,442)	(36,745)	—	(124,187)
Cash flows from financing activities:
Issuances of common stock	6,031	—	—	—	6,031

Net cash provided by financing activities	6,031	—	—	—	6,031

Net decrease in cash and cash equivalents	(20,096)	(83,810)	(16,122)	—	(120,028)
Cash and cash equivalents, beginning of period	38,645	109,258	78,858	—	226,761

Cash and cash equivalents, end of period	$18,549	$25,448	$62,736	$—	$106,733

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Cash Flows
Year Ended December 31, 2007
(As restated)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(25,747)	$24,572	$72,108	$—	$70,933
Cash flows from investing activities:
Capital expenditures	—	(52,807)	(7,352)	—	(60,159)
Satellite insurance proceeds	—	40,000	—	—	40,000
Payments for business acquisitions, net of cash acquired	—	—	(10,027)	—	(10,027)
Purchase of short-term investments	—	(2,255)	—	—	(2,255)

Net cash used in investing activities	—	(15,062)	(17,379)	—	(32,441)
Cash flows from financing activities:
Repayment of long-term debt	—	—	(15,443)	—	(15,443)
Issuances of common stock	9,336	—	—	—	9,336

Net cash provided by (used in) financing activities	9,336	—	(15,443)	—	(6,107)

Net (decrease) increase in cash and cash equivalents	(16,411)	9,510	39,286	—	32,385
Cash and cash equivalents, beginning of period	55,056	99,748	39,572	—	194,376

Cash and cash equivalents, end of period	$38,645	$109,258	$78,858	$—	$226,761

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

Consolidating Statement of Cash Flows
Year Ended December 31, 2006
(As restated)

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$2,187	$52,393	$60,611	$—	$115,191
Cash flows from investing activities:
Capital expenditures	—	(121,004)	(2,112)	—	(123,116)
Satellite insurance proceeds	—	—	—	—	—
Purchase of short-term investment	—	(5,248)	—	—	(5,248)
Payments for business acquisitions, net of cash acquired	—	—	(28,700)	—	(28,700)

Net cash used in investing activities	—	(126,252)	(30,812)	—	(157,064)
Cash flows from financing activities:
Issuance of long-term debt, net of costs	—	—	44,330	—	44,330
Repayment of long-term debt	—	—	(34,557)	—	(34,557)
Issuances of common stock	32	—	—	—	32

Net cash provided by financing activities	32	—	9,773	—	9,805

Net increase (decrease) in cash and cash equivalents	2,219	(73,859)	39,572	—	(32,068)
Cash and cash equivalents, beginning of period	52,837	173,607	—	—	226,444

Cash and cash equivalents, end of period	$55,056	$99,748	$39,572	$—	$194,376

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 11, 2008, with the approval of our Audit Committee of the Board of Directors BDO Seidman, LLP (BDO) was dismissed as our company’s independent registered public accounting firm. On September 19, 2008, the Audit Committee of the Board of Directors engaged KPMG LLP (KPMG) as our company’s independent registered public accounting firm commencing with audit services for the fiscal quarter ended September 30, 2008.

During fiscal years ended December 31, 2007 and 2006, and through September 17, 2008, the audit reports of BDO on the consolidated financial statements of our company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the consolidated financial statements of our company, as of and for the fiscal years ended December 31, 2007, 2006 and 2005, required restatement in order to correct errors involving income taxes and purchased imagery cost liability as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended and restated by the Company’s Annual Report on Form 10-K/A, filed on September 5, 2008. During fiscal years ended December 31, 2007 and 2006, and through September 17, 2008, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused BDO to make reference to the subject matter of such disagreements in connection with its reports on our company’s financial statements for such periods.

During fiscal years ended December 31, 2007 and 2006, and through September 17, 2008, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)), except that, for the fiscal year ended December 31, 2007, BDO concluded that we (i) did not maintain, in all material respects, effective internal control over financial reporting, as is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended and restated by the Company’s Annual Report on Form 10-K/A; filed on September 5, 2008; (ii) failed to correctly apply Generally Accepted Accounting Principles (GAAP) relating to the accounting for the utilization of pre-emergence bankruptcy net operating loss (NOL) carry forwards; and (iii) had not finalized the assessment of the impact to the financial statements of Internal Revenue Code Section 382 limitations related to the availability of NOL carryforwards.

Subsequent to April 2, 2008, we identified a material misstatement in our company’s annual and quarterly consolidated financial statements for 2005, 2006 and 2007, requiring restatement of those financial statements. In July 2008, we completed a detailed study analyzing our tax accounting methods in which we discovered that it had not correctly included in taxable income cost-share payments received from the U.S. Government under the NextView program. As a result, we identified a control failure from the lack of tax expertise and must include previously unrecorded expenses for interest and penalties on unpaid taxes which will lower net income for those periods and create a deferred tax asset and corresponding liability on the balance sheet. In addition, we determined that we failed to maintain effective controls to review and reconcile the expenses and related liability accounts associated with purchased imagery sales. As a result and in connection with an internal review, we identified a decrease in direct expenses in 2007 due to an overstatement of third party purchased imagery costs associated with imagery sales in 2007.

Accordingly, our company’s management determined that these control deficiencies constitute material weaknesses. As a result of the assessment performed and the material weaknesses noted, management concluded that our company’s internal control over financial reporting was not effective as of December 31, 2007 and 2008.

BDO has provided us with a letter stating that they agree that there were no disagreements during fiscal years ended December 31, 2007 and 2006, and through September 17, 2008, and we filed a copy of such letter as Exhibit 16 to our Current Report on Form 8-K, filed on September 17, 2008, which was within the time periods prescribed by the SEC.

During the fiscal years ended December 31, 2007 and 2006, and the subsequent interim period through September 19, 2008, the Company did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2008, the end of the period covered by this Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting identified as described below.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, with participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 using the framework set forth in the report of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following two material weaknesses in our internal control over financial reporting:

Inadequate and ineffective controls over the period-end financial reporting close process  The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training; to adequately review manual journal entries recorded; ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustments; review of our customer contracts to determine revenue recognition in the proper period; and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions. This material weakness resulted in material errors in the Company’s consolidated financial statements and contributed to the restatement of the consolidated financial statements for fiscal years 2007 and 2006, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included in this annual report and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The restatements as disclosed in Note 2 resulted in changes in revenue, operating and interest expenses, assets and liabilities.

The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes.  We did not maintain effective controls over reviewing and monitoring the accuracy of the income tax provision calculation. This deficiency resulted in the restatement of our Company’s consolidated financial statements for fiscal years 2007 and 2006 to correct income tax expense and the related deferred tax asset and current income tax payable and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

As a result of the two material weaknesses described above, management has concluded that GeoEye, Inc.’s internal control over financial reporting was ineffective as of December 31, 2008, based on the criteria identified above. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

c)	Additional Information Regarding the Material Weakness(es)

To address the material weaknesses described above, we performed additional analysis and other post-closing procedures, including preparation of account reconciliations to confirm the accuracy and completeness of our financial reporting, to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. We also hired additional resources and retained outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with the account closing and financial statement preparation process.

Accordingly, management believes that the financial statements included in this report fairly present in all material respects our Company’s financial position, results of operations and cash flows for the periods presented.

d)	Remediation Steps Undertaken By Management

To remediate the material weaknesses described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Our remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting.

•	During 2008, we changed the controls over income tax accounting, which included engaging a third party accounting firm to assist with the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles.

•	Hiring a new Chief Accounting Officer to oversee financial reporting as well as several new senior accounting staff members with relevant accounting experience, skills and knowledge to specifically assist with equity accounting and financial reporting.

•	We are in process of hiring a new Chief Financial Officer with relevant accounting and financial experience, skills and knowledge to manage our accounting and financial staff and enhance the financial statement preparation process.

•	We are in process of hiring additional resources with relevant accounting experience, skills and knowledge, to enhance and supplement the account closing and financial statement preparation process.

•	We will continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions; (2) clarification of specific accounting policies and procedures; (3) effective execution of our accounting training program; and (4) continuous monitoring of compliance with policies and procedures.

•	We will review and improve our revenue accounting controls. Specifically, we have and will effectively continue to review our customer contracts and amendments thereto, to determine revenue recognition and accounting implications. We will improve our compliance with the policies and procedures we designed to ensure revenue was recorded in the proper period, including reviews and approvals over initial revenue recognition, reconciliation and related appropriate adjustments.

•	We will continue to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented and reviewed as part of our standard procedures, in a timely manner.

•	We will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

e)	Changes in Internal Control over Financial Reporting In Our Last Fiscal Quarter

Management has evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, whether any changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2008 through the date of this filing have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation management conducted, changes were implemented and tested during our fourth fiscal quarter ended December 31, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting.

Throughout our remediation process, we continue to rely on temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures include, but are not limited to:

•	Retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to enhance oversight and assist with the account closing, revenue recognition and financial statement preparation process until we can hire the resources described above.

•	Conducting additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting until we can put in place permanent processes and controls as described above.

Management believes the measures that we have implemented during our fourth fiscal quarter ended December 31, 2008 through the date of this filing to remediate the material weaknesses discussed above had a material affect on our internal control over financial reporting since December 31, 2008, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a material impact on our internal control over financial reporting in future periods.

Notwithstanding such efforts, the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited GeoEye, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to 1) inadequate and ineffective controls over the period-end financial reporting close process, and 2) ineffective controls over the accuracy and valuation of the provision for income taxes have been identified and included in management’s assessment. We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GeoEye, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated April 1, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, GeoEye, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

McLean, Virginia
April 1, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption Election of Directors in our definitive Proxy Statement to be filed pursuant to Regulation 14A (2009 Proxy Statement), and that information is incorporated by reference in this Form 10-K. The information concerning executive officers required by Item 401 of Regulation S-K will be included under the caption Executive Officers who are not Directors in our definitive Proxy Statement to be filed pursuant to Regulation 14A (2009 Proxy Statement), and that information is incorporated by reference in this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information concerning an Audit Committee and Audit Committee Financial Experts required by Item 407(d)(4) and (5) of Regulation S-K will be included under the caption Standing Committees, Board Organization and Director Nominations in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have a written code of ethics in place. Our Code of Ethics and Business Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller and to members of our Board of Directors. A copy of our Code of Ethics and Business Conduct is available on our investor relations website: www.geoeye.com/corporate/invrelations. The foregoing information will also be available in print upon request. We are required to disclose any change to, or waiver from, our code of ethics for our senior financial officers. We intend to use our website as a method of disseminating this disclosure as permitted by applicable SEC rules.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in the text and tables under the captions Executive Compensation — Compensation Discussion and Analysis and 2008 Director Compensation in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the heading Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There are no matters required to be disclosed by Item 404 of Regulation S-K concerning certain relationships and related transactions. The information required by Item 407(a) of Regulation S-K concerning director independence will be included under the caption Board of Directors in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the caption Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors in the 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 15.	Exhibits

An index to exhibits has been filed as part of this Report beginning on page 97 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
Chief Executive Officer

April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on April 1, 2009.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven R. Balthazor Steven R. Balthazor	Vice President, Finance and Planning (Principal Financial Officer)

/s/ Jeanine Montgomery Jeanine Montgomery	Vice President, Accounting & Corporate Controller (Principal Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Martin C. Faga Martin C. Faga	Director

/s/ Michael F. Horn, Sr. Michael F. Horn, Sr.	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ Roberta E. Lenczowski Roberta E. Lenczowski	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 3 to Form S-1 Registration Statement filed on June 21, 2005); Certificate of Amendment to Certificate of Incorporation of GeoEye, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
3.2	Fourth Amended and Restated Bylaws of Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed on November 6, 2007)
4.1	Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.2	Form of Stock Subscription Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.3	Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.4	Form of Stock Subscription Warrant — Warrants issued November 16, 2004 and to be issued to private investors pursuant to backstop commitment, if necessary (incorporated by reference to Exhibit 4.6 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.5	Specimen Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-K filed on May 9, 2007)
4.6	Warrant Agreement with The Bank of New York, dated as of March 14, 2005 (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.7	Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005 (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.8	Indenture, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.9	Form of Senior Secured Floating Rate Note due 2012 (incorporated by reference to Exhibit A to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.10	Security Agreement, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.11	Registration Rights Agreement, dated as of June 29, 2005, among ORBIMAGE Holdings Inc., Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.12	Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings Inc. and The Bank of New York, as Warrant Agent (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
4.13	Specimen Warrant Certificate with respect to Warrant Agreement dated as of January 10, 2006 (incorporated by reference to Exhibit 4.02 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
10.1	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc. (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
10.2	Employment-at-Will and Retention Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.3	Employment-at-Will Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (File No. 333-122493))

Exhibit
Number		Exhibit Title

10.4		Employment Agreement for Henry Dubois (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
10.5		Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.6		Contract No. HM1573-04-C-0003 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10.7		Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10.8		Contract No. HM1573-04-3-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.14 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10	.9*#	Modification P00015 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008
10	.10*#	2009 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of Matthew M. O’Connell
31	.2*	Rule 13a-14(a) Certification of Steven R. Balthazor
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350 of Steven R. Balthazor

*	Filed herewith.

#	Confidential treatment requested.