Form 10-Q
period 2009-03-31
GeoEye, Inc.
filed 2009-05-12
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

Commission File Number 001-33015

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State of other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

21700 Atlantic Boulevard Dulles, VA (Address of principal executive offices)	20166 (Zip Code)

(703) 480-7500
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of Common Stock, par value $0.01, as of May 8, 2009 was 18,557,002 shares.

In this quarterly report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®, IKONOS®, MJ HARDEN®, ORBIMAGE®, ORBVIEW®, SPACE IMAGING®, GEOFUSEtm, GEOPROFESSIONALtm, GEOSTEREOtm, SEASTARtm, SEASTAR FISHERIES INFORMATION SERVICEsm, MARINE INFORMATION SERVICEsm, MASTERCASTtm, OCEAN MONITORING SERVICEsm, ORBBUOYtm, ORBMAPtm, ORBUOYtm and VESSEL TRACKINGtm

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOEYE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$93,131	$106,733
Short-term investments	2,563	3,813
Accounts receivable — trade and unbilled receivables (net of allowances: 2009 — $671; 2008 — $738)	37,690	26,851
Income tax receivable	21,695	20,142
Other current assets	34,769	34,325

Total current assets	189,848	191,864
Property, plant and equipment, net	24,078	22,748
Satellites and related ground systems, net	496,824	488,145
Goodwill	34,264	34,264
Intangible assets	13,667	14,335
Other non-current assets	12,441	12,978
Deferred tax asset	30,271	30,271

Total assets	$801,393	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,610	$69,763
Current portion of deferred revenue	65,775	40,629
Current deferred tax liability	5,594	5,594

Total current liabilities	131,979	115,986
Long-term debt	247,680	247,502
Long-term deferred revenue, net of current portion	190,273	199,317
Non-current income tax reserve	688	1,396

Total liabilities	570,620	564,201

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	185	184
Additional paid-in capital	212,618	210,513
Retained earnings	17,970	19,707

Total stockholders’ equity	230,773	230,404

Total liabilities and stockholders’ equity	$801,393	$794,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Revenues	$45,211	$35,912
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	24,842	18,697
Depreciation and amortization	8,460	3,273
Selling, general and administrative	10,204	7,168
Satellite impairment settlement	—	1,150

Total operating expenses	43,506	30,288

Income from operations	1,705	5,624
Interest expense, net	5,562	3,728

(Loss) income before provision for income taxes	(3,857)	1,896
(Benefit) provision for income taxes	(2,120)	2,713

Net loss	$(1,737)	$(817)

Net loss per share (basic and diluted)	$(0.09)	$(0.05)

Shares used to compute basic and diluted loss per share	18,469	17,833

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,737)	$(817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,460	3,273
Amortization of debt discount and issuance costs	883	883
Asset impairment	—	1,150
Change in fair value of derivative instruments	11	1,764
Stock-based compensation	472	542
Changes in assets and liabilities:
Current assets	(12,790)	9,510
Other assets	(179)	(32)
Accounts payable and current liabilities	(9,789)	(5,399)
Income taxes payable and reserves	(708)	1,077
Deferred revenue	16,102	(2,033)

Net cash provided by operating activities	725	9,918
Cash flows from investing activities:
Capital expenditures	(17,319)	(33,071)
Redemption of short term investments	1,250	3,750

Net cash used in investing activities	(16,069)	(29,321)
Cash flows from financing activities:
Issuances of common stock	1,742	1,002

Net cash provided by financing activities	1,742	1,002

Net decrease in cash and cash equivalents	(13,602)	(18,401)
Cash and cash equivalents, beginning of period	106,733	226,761

Cash and cash equivalents, end of period	$93,131	$208,360

Supplemental disclosures of cash flow information:
Interest paid	$15,817	$17,188
Income taxes paid	88	1,595

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

(1)	General

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

Basis of Presentation

The condensed consolidated financial statements of GeoEye, Inc. have been prepared in accordance with the rules and regulation of the Securities and Exchange Commission (SEC). The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2008, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2008 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Immaterial Correction of Errors

During the third quarter of fiscal 2008, we identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported quarterly periods in 2008 and prior years. These immaterial errors were corrected in our Annual Report on Form 10-K for the year ended December 31, 2008. The immaterial adjustments were made for revenue, direct costs, selling, general and administrative costs and interest expense. We determined that revenue had been understated by $1.5 million, income from operations had been understated by $1.1 million and the net loss for the three months ended March 31, 2008 was overstated by $0.2 million. The net effect on the loss per share for the three months ended March 31, 2008 was an overstatement of approximately $0.01. For the three months ended March 31, 2008, the cash provided by operating activities was understated by $1.9 million, cash used in investing activities was overstated by $2.1 million and cash provided by financing activities was overstated by $0.2 million.

Additionally, certain amounts in the prior period have been reclassified to conform to the current period presentation.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make judgments, estimates, and assumptions that affect the amount reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition. We adopted SFAS 141R in the first quarter of 2009. The impact of the adoption will depend on the nature and extent of business combinations occurring during 2009.

In April 2008, the FASB issued FASB staff position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. We adopted FSP FAS 142-3 in the first quarter of 2009. The impact of the adoption will depend on the nature and extent of business combinations occurring during 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 became effective on November 12, 2008. SFAS 162 arranges these sources of GAAP in a hierarchy for users to apply accordingly. SFAS 162 did not result in a change in current practice and did not have an effect on our results of operations, financial condition or cash flows. In April 2009, the FASB proposed a replacement of SFAS 162 which modifies the hierarchy created by SFAS 162 by establishing only two levels of GAAP: authoritative and nonauthoritative. This would be accomplished by authorizing the FASB Accounting Standards Codification to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The effective date for the Statement is July 1, 2009. The changes to the GAAP hierarchy proposed in this Statement should not result in accounting changes that require specific transitional provisions.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1 and APB 28-1), which requires public companies to disclose the fair value of financial instruments with the scope of FAS 107, Disclosures about Fair Value of Financial Instruments in interim financial statements. This position will be effective for interim periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not have an effect on our results of operations, financial condition or cash flows.

Fair Value Measurements

Our financial instruments include cash and cash equivalents, derivative instruments in the form of interest rate caps, short-term investments, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. We record debt at cost, net of debt discount and issuance costs. The fair value of our publicly issued Senior Secured Floating Rate Notes due July 1, 2012 was

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $238.9 million at March 31, 2009. The fair value was determined based on market trades of the Notes (Level 1 information).

On January 1, 2008, we prospectively adopted FASB SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS No. 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

Financial assets carried at fair value on a recurring basis at March 31, 2009 are summarized below (in thousands):

		Fair Value Measurement at
		Reporting Date Using Significant
	March 31,	Other Observable Inputs
Description	2009	(Level 2)

Short-term investments	$2,563	$2,563

Short-term investments, which consist of certificates of deposit, are measured at fair value and are classified within Level 2 of the valuation hierarchy. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP FAS 157-2) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact our financial position or results of operations for the three months ended March 31, 2009, and we do not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

(2)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency (NGA), announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, we constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified the imagery as meeting NGA’s specifications on February 20, 2009 and GeoEye-1 commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $458.1 million. Approximately $28.2 million of this amount was payable to subcontractors at March 31, 2009.

Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. As of March 31, 2009, NGA had paid us the full cost share obligation. We had deferred recognition of the cost share

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts from NGA as revenue until GeoEye-1’s in-service date, which occurred on February 20, 2009. We recognize this revenue on a straight-line basis over the nine-year depreciable operational life of the satellite. As a result of the deployment of GeoEye-1 for less than the maximum contractual cost, a portion of NGA’s cost share payments, approximately $20.0 million, will be credited against future imagery purchase obligations during 2009.

In December 2008, a Service Level Agreement modification to the NextView contract was finalized with NGA. Under the Service Level Agreement, we began delivering imagery to NGA in the first quarter of 2009 and recognized $14.5 million of imagery revenue during the three months ended March 31, 2009.

(3)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Satellites	$394,066	$12,220
Ground systems	83,598	7,359
Accumulated depreciation	(24,230)	(17,988)

Subtotal	453,434	1,591
Satellites in process	43,388	407,419
Ground systems in process	2	79,135

Net, satellites and related ground systems	$496,824	$488,145

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

Final capitalized costs for the GeoEye-1 satellite and related ground systems was $458.1 million. Total capitalized costs related to our efforts to build GeoEye-2, our next earth imaging satellite, were $43.4 million and $29.9 million at March 31, 2009 and December 31, 2008, respectively.

We currently maintain three separate insurance policies for GeoEye-1, with combined coverage for on-orbit and total loss coverage in the amount of $320.0 million. The portion of the launch insurance capitalized as part of the cost of the satellite was $16.8 million. Also, as of March 31, 2009, $20.5 million was reported in prepaid expenses and $2.2 million was in other non-current assets on the condensed consolidated balance sheet.

Total satellite and related ground systems depreciation expense was $6.2 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

(4)	Income Taxes

Our effective tax rate was 37.6% and 39.8% before discrete items for the three months ended March 31, 2009 and 2008, respectively. Income tax benefit was $2.1 million including discrete items for the three months ended March 31, 2009 and the income tax expense was $2.7 million including discrete items of $2.0 million related to interest and penalties for the three months ended March 31, 2008. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total liability for unrecognized tax benefits as of March 31, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively. In the quarter ended March 31, 2009, we reversed $0.7 million related to the settlement of penalty and interest claims from our 2007 income tax filings. The majority of the remaining balance represents penalties and interest relating to federal and state income tax filings which would impact our effective tax rate if recognized.

We believe that it is reasonably possible that we will recognize a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions within the next 12 months. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position, or cash flows for at least the next 12 months.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the Internal Revenue Service (IRS). The statute of limitations for the 2005 tax year will remain open until February 2010 due to the late filing of the return. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2005 through 2008.

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Accounts payable and accrued expenses	$17,169	$19,653
Accrued payroll	7,412	6,555
Accrued expenses — subcontractors	28,216	27,738
Accrued interest payable	7,813	15,817

Total accounts payable and accrued expenses	$60,610	$69,763

(6)	Interest Expense, Net

The composition of interest expense, net is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Interest expense	$8,706	$11,246
Capitalized interest	(2,919)	(5,519)
Interest income	(225)	(1,999)

Total interest expense, net	$5,562	$3,728

Interest expense, net includes interest expense on our Senior Secured Floating Rate Notes (Notes), amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense and interest income.

The Notes were issued at a discount of 2.0% of total principal. The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0% plus a margin of 9.5%. The rate as of March 31, 2009 was 12.50%. Interest expense related to the Notes was $8.7 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively.

In connection with the issuance of the Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. In February

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of March 31, 2009 the fair value of the interest rate cap was immaterial. We recorded an unrealized loss of $1.8 million for the three months ended March 31, 2008 on the derivative instruments and an immaterial amount for the three months ended March 31, 2009 on the interest rate cap. These amounts are included in interest expense.

(7)	Shareholders’ Equity

Earnings per share

Basic earnings per share (EPS) is computed based on the weighted-average number of shares of our common stock outstanding. For the three months ended March 31, 2009 and 2008, non-vested stock, options and warrants to purchase or acquire shares of the Company’s common stock were not included in the calculation of the diluted loss per share amounts as their effect was anti-dilutive. Basic and diluted loss per share amounts are the same as the Company reported a loss for both periods presented.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2009 consisted of (in thousands):

Balance at January 1, 2009	$230,404
Net loss for the three months ended March 31, 2009	(1,737)
Warrant exercises	1,731
Issuance of common stock	124
Surrender of common stock to cover employees’ tax liability	(266)
Tax benefit of option exercises	45
Stock-based compensation	472

Balance at March 31, 2009	$230,773

Comprehensive Loss

For the first three months ended March 31, 2009 and 2008, there were no material differences between net loss as reported and comprehensive loss.

Warrants

As of March 31, 2009 there were outstanding warrants to purchase up to 3.1 million shares of new common stock at a weighted average exercise price of $10.00 per share. The warrants expire on March 25, 2010. During the three months ended March 31, 2009, 115,385 warrants granted January 1, 2006 at a weighted average exercise price of $15.00 were exercised.

(8)	Significant Customer

The Company operates in a single industry segment, in which we provide imagery, imagery information products and image processing services to customers around the world.

The Company recognized revenue related to contracts with the U.S. Government, our largest customer, of $28.6 million and $15.0 million, for the first quarter of 2009 and 2008, representing 63% and 42% of total revenues, respectively. We had no other customers for whom revenues exceeded 10% of total revenues in the first three months of 2009 or 2008.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two product lines which are: (a) Imagery and (b) Production and Other Services.

Total revenues were as follows: (in thousands):

	Three Months Ended March 31,
	2009	2008

Imagery (including NextView cost share)	$35,262	$24,911
Production and other services	9,949	11,001

Total revenue	$45,211	$35,912

Total domestic and foreign revenues were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Domestic	$30,932	$20,950
Foreign	14,279	14,962

Total revenues	$45,211	$35,912

(9)	Commitments and Contingencies

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from five to ten years. Total rental expense under operating leases million for the three months ended March 31, 2009 and 2008 was approximately $0.5 million and $0.4 million, respectively.

Contingencies

The Company, from time to time, may be party to various lawsuits, legal proceedings and claims arising in the normal course of business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on the Company’s financial results, liquidity or operations.

(10)	Financial Information of Guarantor Subsidiary

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

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary or non-guarantor subsidiaries operated as independent entities.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,736	$49,277	$41,118	$—	$93,131
Short-term investments	—	2,563	—	—	2,563
Accounts receivable-trade and unbilled receivables, net	—	30,192	7,498	—	37,690
Income tax receivable	21,695	—	—	—	21,695
Other current assets	7	36,291	1,073	(2,602)	34,769
Amounts due from related parties	32,218	(65,301)	33,083	—	—

Total current assets	56,656	53,022	82,772	(2,602)	189,848
Property, plant and equipment, net	—	9,630	14,448	—	24,078
Satellites and related ground systems, net	—	453,434	43,390	—	496,824
Goodwill	—	28,490	5,774	—	34,264
Intangible assets	—	—	13,667	—	13,667
Investment in subsidiaries	420,956	—	—	(420,956)	—
Other non-current assets	9,156	2,285	1,000	—	12,441
Deferred tax asset	188	30,042	41	—	30,271

Total assets	$486,956	$576,903	$161,092	$(423,558)	$801,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,815	$47,464	$7,933	$(2,602)	$60,610
Current portion of deferred revenue	—	60,962	4,813	—	65,775
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	7,815	114,020	12,746	(2,602)	131,979
Long-term debt	247,680	—	—	—	247,680
Long-term deferred revenue, net of current portion	—	190,273	—	—	190,273
Non-current income tax reserve	688	—	—	—	688

Total liabilities	256,183	304,293	12,746	(2,602)	570,620
Stockholders’ equity	230,773	272,610	148,346	(420,956)	230,773

Total liabilities and stockholders’ equity	$486,956	$576,903	$161,092	$(423,558)	$801,393

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,549	$25,448	$62,736	$—	$106,733
Short-term investments	—	3,813	—	—	3,813
Accounts receivable-trade and unbilled receivables, net	—	16,026	10,825	—	26,851
Income tax receivable	20,142	—	—	—	20,142
Other current assets	1,154	34,565	1,208	(2,602)	34,325
Amounts due from related parties	25,933	(47,199)	21,266		—

Total current assets	65,778	32,653	96,035	(2,602)	191,864
Property, plant and equipment, net	—	10,494	12,254	—	22,748
Satellites and related ground systems, net	—	451,552	36,593	—	488,145
Goodwill	—	28,490	5,774	—	34,264
Intangible assets	—	7	14,328	—	14,335
Investment in subsidiaries	419,283	—	—	(419,283)	—
Other non-current assets	9,871	2,107	1,000	—	12,978
Deferred tax asset	188	30,042	41	—	30,271

Total assets	$495,120	$555,345	$166,025	$(421,885)	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,818	$45,197	$11,350	$(2,602)	$69,763
Current portion of deferred revenue	—	36,450	4,179	—	40,629
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	15,818	87,241	15,529	(2,602)	115,986
Long-term debt	247,502	—	—	—	247,502
Long-term deferred revenue, net of current portion	—	199,317	—	—	199,317
Non-current income tax reserve	1,396	—	—	—	1,396

Total liabilities	264,716	286,558	15,529	(2,602)	564,201
Stockholders’ equity	230,404	268,787	150,496	(419,283)	230,404

Total liabilities and stockholders’ equity	$495,120	$555,345	$166,025	$(421,885)	$794,605

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$33,689	$14,179	$(2,657)	$45,211
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	16,158	11,341	(2,657)	24,842
Depreciation and amortization	—	7,177	1,283	—	8,460
Selling, general and administrative	—	5,198	5,006	—	10,204

Total operating expenses	—	28,533	17,630	(2,657)	43,506

Income (loss) from operations	—	5,156	(3,451)	—	1,705
Interest expense (income), net	5,784	(222)	—	—	5,562
Equity in earnings of subsidiary	(1,869)	—	—	1,869	—

(Loss) income before provision for income taxes	(3,915)	5,378	(3,451)	(1,869)	(3,857)
(Benefit) provision for income taxes	(2,178)	1,357	(1,299)	—	(2,120)

Net (loss) income	$(1,737)	$4,021	$(2,152)	$(1,869)	$(1,737)

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$15,048	$26,036	$(5,172)	$35,912
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	10,590	13,279	(5,172)	18,697
Depreciation and amortization	—	1,101	2,172	—	3,273
Selling, general and administrative	—	905	6,263	—	7,168
Inventory impairment and satellite impairment settlement	—	1,150	—	—	1,150

Total operating expenses	—	13,746	21,714	(5,172)	30,288

Income from operations	—	1,302	4,322	—	5,624
Interest expense (income), net	5,502	(1,774)	—	—	3,728
Equity in earnings of subsidiary	(2,846)	—	—	2,846	—

(Loss) income before provision for income taxes	(2,656)	3,076	4,322	(2,846)	1,896
(Benefit) provision for income taxes	(1,839)	2,831	1,721	—	2,713

Net (loss) income	$(817)	$245	$2,601	$(2,846)	$(817)

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(17,555)	$26,101	$(7,821)	$—	$725
Cash flows from investing activities:
Capital expenditures	—	(3,522)	(13,797)	—	(17,319)
Redemption of short-term investments	—	1,250	—	—	1,250

Net cash used in investing activities	—	(2,272)	(13,797)	—	(16,069)
Cash flows from financing activities:
Issuances of common stock	1,742	—	—	—	1,742

Net cash provided by financing activities	1,742	—	—	—	1,742

Net (decrease) increase in cash and cash equivalents	(15,813)	23,829	(21,618)	—	(13,602)
Cash and cash equivalents, beginning of period	18,549	25,448	62,736	—	106,733

Cash and cash equivalents, end of period	$2,736	$49,277	$41,118	$—	$93,131

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(19,377)	$13,777	$15,518	$—	$9,918
Cash flows from investing activities:
Capital expenditures	—	(32,242)	(829)	—	(33,071)
Redemption of short-term investments	—	3,750	—	—	3,750

Net cash used in investing activities	—	(28,492)	(829)	—	(29,321)
Cash flows from financing activities:
Issuances of common stock	1,002	—	—	—	1,002

Net cash provided by financing activities	1,002	—	—	—	1,002

Net (decrease) increase in cash and cash equivalents	(18,375)	(14,715)	14,689	—	(18,401)
Cash and cash equivalents, beginning of period	38,645	109,258	78,858	—	226,761

Cash and cash equivalents, end of period	$20,270	$94,543	$93,547	$—	$208,360

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Annual Report). In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in the 2008 Annual Report. In addition, the following discussion and analysis should be read in conjunction with GeoEye’s condensed consolidated financial statements, related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Annual Report.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and “Part I-Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. The forward-looking statements made in this quarterly report on Form 10-Q (Quarterly Report) reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

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

Impact of Significant Transactions

GeoEye-1 Satellite

The GeoEye-1 satellite was launched in September 2008 and started commercial operations on February 5, 2009. The National Geospatial-Intelligence Agency (NGA) certified the imagery as meeting NGA’s specifications on February 20, 2009 and we commenced full operations. GeoEye-1 is currently the world’s highest-resolution commercial remote-sensing satellite, which offers both black and white and color imagery. The GeoEye-1 satellite was constructed as part of our participation in the NextView program created by the U.S. Government through NGA.

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems were $458.1 million. Approximately $28.2 million of this amount was payable to subcontractors at March 31, 2009. Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. As of March 31, 2009, NGA had paid us the full cost share obligation. We had deferred recognition of the cost share amounts from the NGA as revenue until GeoEye-1’s in-service date, which occurred on February 20, 2009. We recognize this revenue on a straight-line basis over the depreciable operational life of the satellite, which we believe will ultimately approximate the expected nine-year operational life of the satellite. As a result of the deployment of GeoEye-1 for less than the maximum contractual cost, a portion of NGA’s cost share payments, approximately $20.0 million, will be credited against its future imagery purchase obligations during 2009. For the first quarter of 2009, we have recognized $2.9 million of deferred revenue.

NextView Program and Service Level Agreement

Under the Service Level Agreement (SLA) modification to the NextView contract with NGA, signed December 10, 2008, we began delivering imagery to NGA in the first quarter of 2009 and recognized $14.5 million of imagery revenue.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2009 and 2008

					Change Between
	For the Three Months Ended March 31,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$45,211	100.0%	$35,912	100.0%	$9,299	25.9%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	24,842	54.9	18,697	52.1	6,145	32.9
Depreciation and amortization	8,460	18.7	3,273	9.1	5,187	158.5
Selling, general and administrative	10,204	22.6	7,168	20.0	3,036	42.4
Inventory impairment and satellite impairment settlement	—	—	1,150	3.2	(1,150)	(100.0)

Total operating expenses	43,506	96.2	30,288	84.3	13,218	43.6

Income from operations	1,705	3.8	5,624	15.7	(3,919)	(69.7)

Interest expense, net	5,562	12.3	3,728	10.4	1,834	49.2

(Loss) income before provision for income taxes	(3,857)	(8.5)	1,896	5.3	(5,753)	(303.4)

(Benefit) provision for income taxes	(2,120)	(4.7)	2,713	7.6	(4,833)	(178.1)

Net loss	$(1,737)	(3.8)	$(817)	(2.3)	$(920)	112.6

Revenues

Change Between
For the Three Months Ended March 31,	2008
2009	2008	and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
(In thousands, except percentages)

Imagery (including NextView cost share)	$35,262	78.0%	$24,911	69.4%	$10,351	41.6%
Production and other services	9,949	22.0	11,001	30.6	(1,052)	(9.6)

Total revenues	$45,211	100.0	$35,912	100.0	$9,299	25.9%

Imagery revenues include imagery purchases, as well as affiliate access fees, operations and maintenance fees and the recognition of deferred revenue related to the cost share amounts from NGA. Imagery revenues increased $10.4 million to $35.3 million in the first quarter 2009 from $24.9 million in the same period in 2008 primarily due to increased imagery orders from the NGA relating to the SLA as imagery is now being produced from GeoEye-1 and the recognition of $2.9 million of deferred revenue related to the cost share amounts from NGA. Production and other services revenues decreased $1.1 million to $9.9 million in the first quarter 2009 from $11.0 million in the same period in 2008 primarily due to decreases as a result of two projects nearing completion.

Total domestic and foreign revenues were as follows (in thousands):

Change Between
For the Three Months Ended March 31,	2008
2009	2008	and 2009
Amount	% of Revenue	Amount	% of Revenue	Amount	%
(In thousands, except percentages)

Domestic	$30,932	68.4%	$20,950	58.3%	$9,982	47.6%
Foreign	14,279	31.6	14,962	41.7	(683)	(4.6)

Total revenues	$45,211	100.0	$35,912	100.0	$9,299	25.9%

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Three Months Ended March 31,				2008
	2009		2008		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$10,028	22.2%	$7,514	20.9%	$2,514	33.5%
Subcontractor	5,876	13.0	5,534	15.4	342	6.2
Purchased imagery and other	3,889	8.6	5,649	15.7	(1,760)	(31.2)
Satellite insurance	5,049	11.2	—	—	5,049	100.0

Total direct costs of revenue	$24,842	54.9	$18,697	52.1	$6,145	32.9

Direct costs of revenue include the costs of operating our satellites and related ground systems, as well as construction and on-going costs related to our operations and maintenance contracts. Subcontractor expenses include payments to third parties for support to operate the IKONOS satellite and its related ground systems. Purchased imagery and other costs include payments to international regional affiliates to purchase imagery collected in their exclusive regions which we resell to our customers. Purchased imagery and other costs decreased $1.8 million in the first quarter of 2009 from the same period in 2008 primarily due to the delay in the operational commencement of GeoEye-1. Satellite insurance increased $5.0 million in the first quarter of 2009 compared to the same period in 2008 due to the amortization of insurance premiums for GeoEye-1. Labor and overhead costs increased $2.5 million in the first quarter of 2009 compared to the same period in 2008 due to increased overhead costs and increased headcount.

Depreciation and Amortization

					Change Between
	For the Three Months Ended March 31,				2008
	2009		2008		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$7,792	17.2%	$2,608	7.3%	$5,184	198.8%
Amortization	668	1.5	665	1.9	3	0.5

Total depreciation and amortization	$8,460	18.7	$3,273	9.1	$5,187	158.5

The increase of $5.2 million in depreciation in the first quarter 2009 from the same period 2008 was primarily due to GeoEye-1’s commencement of operations in February 2009. We began depreciating GeoEye-1 and the related ground systems on February 15, 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

					Change Between
	For the Three Months Ended March 31,				2008
	2009		2008		and 2009
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll and related costs	$4,170	9.2%	$3,940	11.0%	$230	5.8%
Professional fees	4,713	10.4	1,515	4.2	3,198	211.1
Other	1,321	2.9	1,713	4.8	(392)	(22.9)

Total selling, general and administrative expenses	$10,204	22.6	$7,168	20.0	$3,036	42.4

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions as well as the costs of marketing, advertising, promotion and other selling expenses. The increase of $3.0 million in the first quarter of 2009 compared to the same period of 2008 was primarily attributable to professional fees for accounting and tax related services.

Satellite Impairment Settlement

We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of OrbView-3 that was written off in the first quarter of 2007 in conjunction with the loss of OrbView-3. The obligation was subsequently settled in the first quarter of 2008, and $1.1 million was paid in April 2008.

Interest Expense, net

The composition of interest expense, net is as follows:

					Change Between
	For the Three Months Ended March 31,				2008
	2009		2008		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$8,706	19.3%	$11,246	31.3%	$(2,540)	(22.6)%
Capitalized interest	(2,919)	(6.5)	(5,519)	(15.4)	2,600	47.1
Interest income	(225)	(0.5)	(1,999)	(5.6)	1,774	88.7

Total interest expense, net	$5,562	12.3	$3,728	10.4	$1,834	49.2

Interest expense, net includes interest expense on our $250.0 million Senior Secured Floating Rate Notes due July 1, 2012 (Notes) issued on June 29, 2005, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense and interest income.

Interest expense, net increased due to decreased capitalization of interest due to GeoEye-1 commencement of operations in February 2009 and declining interest rates applicable on the Notes during the first quarter of 2009. Interest expense related to the Notes was $8.7 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively.

In connection with the issuance of the Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of March 31, 2009 the fair value of the interest rate cap was $1 thousand. We recorded an unrealized loss of $1.8 million for the three months ended March 31, 2008 on the derivative instruments and an immaterial amount for the three months ended March 31, 2009 on the interest rate cap. These amounts are included in interest expense.

Interest income decreased by $1.8 million in the first quarter of 2009 as compared to the same period in 2008 primarily due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

The effective income tax rate was 37.6% and 39.8% before discrete items for the three months ended March 31, 2009 and 2008, respectively. Income tax benefit was $2.1 million including discrete items for the three months ended March 31, 2009 and the income tax expense was $2.7 million including discrete items of $2.0 million related to interest and penalties for the three months ended March 31, 2008. The decrease in income tax expense was primarily due to a loss before taxes for the three months ended March 31, 2009 compared to income before taxes for the three months ended March 31, 2008.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The total liability for unrecognized tax benefits as of March 31, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively. In the quarter ended March 31, 2009, we reversed $0.7 million related to the settlement of penalty and interest claims from our 2007 income tax filings. The majority of the remaining balance represents penalties and interest relating to federal and state income tax filings which would impact our effective tax rate if recognized.

We believe that it is reasonably possible that we will recognize a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions within the next 12 months. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position, or cash flows for the next 12 months.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is defined as net income before interest, taxes, depreciation and amortization, and, as presented below, represents our company’s net income or loss adjusted to exclude non-cash recognition of NextView deferred revenue, depreciation and amortization expenses, net interest income or expense, income tax expense (benefit) and non-cash stock compensation expense. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, EBITDA is not a measure of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ours.

A reconciliation of net loss to adjusted EBITDA is as follows (in thousands):

	For the Three Months		Change Between
	Ended March 31,		2008
	2009	2008	and 2009

Net loss	$(1,737)	$(817)	$(920)
Adjustments:
NextView cost share recognition	(2,947)	—	(2,947)
Interest expense, net	5,562	3,728	1,834
(Benefit) provision for income taxes	(2,120)	2,713	(4,833)
Depreciation and amortization	8,460	3,273	5,187
Non-cash stock-based compensation expense	472	542	(70)

Adjusted EBITDA	$7,690	$9,439	$(1,749)

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $0.7 million and $9.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The decrease of $9.2 million in the three months ended March 31, 2009 from the same period in 2008 was primarily due to an increase in accounts receivable and reduced accounts payable and accrued expenses due to the timing of vendor payments, offset by an increase in deferred revenue related to the start of the SLA.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.1 million and $29.3 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures decreased by $15.8 million in the three months ended March 31, 2009 compared to the same period in 2008. The decrease in capital expenditures was primarily attributable to the commencement of operations of GeoEye-1 in February 2009 offset by capital expenditures for GeoEye-2 of approximately $13.5 million during the three months ended March 31, 2009. We will continue to evaluate our options for financing the construction of GeoEye-2 in conjunction with the selection of the satellite builder.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively and was related to the issuances of common stock. As of March 31, 2009, we had $95.7 million of cash and cash equivalents and short-term investments.

Long Term Debt

At March 31, 2009, the carrying value of our long-term debt of $250.0 million of Notes outstanding, net of unamortized discount of $2.3 million was $247.7 million.

During the indenture governing the Notes, we are prohibited from paying dividends until the principal amount of all such Notes have been repaid. We may redeem the Notes beginning in January 2010. The Notes may be redeemed at 104% of par for the first twelve-month period, at 102% of par for the next twelve-month period, and at par thereafter.

The indenture governing our Notes contains a covenant that restricts our ability to incur additional indebtedness unless we can comply with a fixed charge coverage ratio and comply with certain other requirements. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. The rate as of March 31, 2009 was 12.50%. Total interest expense related to the Notes for the first three months ended March 31, 2009 and 2008, was $8.7 million and $9.4, respectively. At March 31, 2009, the carrying value of the Notes was $247.7 million. In February 2008, we entered into a $250.0 million interest rate cap agreement to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap was effective July 1, 2008 and terminates January 1, 2010.

Commitments and Contingencies

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from five to ten years. Total rental expense under operating leases million for the three months ended March 31, 2009 and 2008 were approximately $0.5 million and $0.4 million, respectively.

Contingencies

GeoEye, from time to time, may be party to various lawsuits, legal proceedings and claims arising in the normal course of business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on the Company’s financial results or operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

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

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We previously reported two material weaknesses in our internal control over financial reporting as of December 31, 2008, which were described in Item 9A, Management’s Report on Internal Control over Financial Reporting, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The two material weaknesses were as follows:

Inadequate and ineffective controls over the period-end financial reporting close process.  The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded; ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustments; review of our customer contracts to determine revenue recognition in the proper period; and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions. This material weakness resulted in material errors in the Company’s consolidated financial statements and contributed to the restatement of the consolidated financial statements for fiscal years 2007 and 2006, and results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The restatements resulted in changes in revenue, operating and interest expenses, assets and liabilities.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management believes that these material weaknesses still exist as of March 31, 2009. Because of the two material weaknesses described above, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2009, the last date of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

b) Remediation Steps Undertaken By Management and Changes in Internal Control over Financial Reporting In Our Last Fiscal Quarter

To remediate the material weaknesses described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the quarter ended March 31, 2009, we initiated remediation initiatives summarized below which are continuing and which are intended to address our material weaknesses in internal control over financial reporting.

•	We are in process of hiring a new Chief Financial Officer with relevant accounting and financial experience, skills and knowledge to manage our accounting and financial staff and enhance the financial statement preparation process.

•	We are in process of hiring and have identified additional resources with relevant accounting experience, skills and knowledge, to enhance and supplement the account closing and financial statement preparation process.

•	We continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions; (2) clarification of specific accounting policies and procedures; (3) effective execution of our accounting training program; and (4) continuous monitoring of compliance with policies and procedures.

•	We continue to review and improve our revenue accounting controls. Specifically, we have and will continue to enhance the review of our customer contracts and amendments thereto, to determine revenue recognition and accounting implications. We will improve our compliance with the policies and procedures we designed to ensure revenue was recorded in the proper period, including reviews and approvals over initial revenue recognition and reconciliation of revenue accounts.

•	We will continue to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented and reviewed as part of our standard procedures, in a timely manner.

•	We will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

•	We continue to retain outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to enhance oversight and assist with the account closing, revenue recognition and financial statement preparation process until we can hire the internal resources described above.

•	We continue to conduct additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting until we can put in place permanent processes and controls as described above.

Management believes the measures that we have implemented during our first quarter ended March 31, 2009 through the date of this filing to remediate the material weaknesses discussed above had a positive effect on our internal control over financial reporting since December 31, 2008, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a material impact on our internal control over financial reporting in future periods.

Notwithstanding such efforts, the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell
Exhibit 31.2	Rule 13a-14(a) Certification of Steven R. Balthazor
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Steven R. Balthazor

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.
(Registrant)

/s/  MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

/s/  STEVEN R. BALTHAZOR
Steven R. Balthazor
Vice President, Finance and Planning
(Principal Financial Officer)

/s/  JEANINE J. MONTGOMERY
Jeanine J. Montgomery
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

Date: May 11, 2009