Form 10-Q
period 2009-06-30
GeoEye, Inc.
filed 2009-08-10
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 203.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of Common Stock, par value $0.01, as of August 6, 2009 was 18,603,705 shares.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$47,755	$106,733
Short-term investments	—	3,813
Accounts receivable — trade and unbilled receivables (net of allowances: 2009 — $1,048; 2008 — $738)	52,996	26,851
Income tax receivable	16,050	20,142
Restricted cash	4,473	—
Other current assets	15,293	34,325

Total current assets	136,567	191,864
Property, plant and equipment, net	25,956	22,748
Satellites and related ground systems, net	517,648	488,145
Goodwill	34,264	34,264
Intangible assets, net	13,006	14,335
Restricted cash	15,628	—
Other non-current assets	11,974	12,978
Deferred tax asset	30,271	30,271

Total assets	$785,314	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,962	$69,763
Current portion of deferred revenue	56,264	40,629
Current deferred tax liability	5,594	5,594

Total current liabilities	103,820	115,986
Long-term debt	247,859	247,502
Long-term deferred revenue, net of current portion	191,959	199,317
Non-current income tax reserve	688	1,396

Total liabilities	544,326	564,201

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	186	184
Additional paid-in capital	213,280	210,513
Retained earnings	27,522	19,707

Total stockholders’ equity	240,988	230,404

Total liabilities and stockholders’ equity	$785,314	$794,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)		(In thousands, except
			per share amounts)

Revenues	$72,701	$34,219	$117,912	$70,131
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	22,808	17,319	46,400	35,219
Depreciation and amortization	15,936	3,196	24,396	6,469
Selling, general and administrative	10,098	8,605	21,552	16,570
Satellite impairment settlement	—	(9)	—	1,141

Total operating expenses	48,842	29,111	92,348	59,399

Income from operations	23,859	5,108	25,564	10,732
Interest expense, net	8,618	2,030	14,180	5,758

Income before provision for income taxes	15,241	3,078	11,384	4,974
Provision for income taxes	5,689	3,636	3,569	6,350

Net income (loss)	$9,552	$(558)	$7,815	$(1,376)

Earnings (loss) per share
Basic	$0.52	$(0.03)	$0.42	$(0.08)

Diluted	$0.46	$(0.03)	$0.38	$(0.08)

Shares used to compute basic earnings (loss) per share	18,545	17,908	18,507	17,870
Shares used to compute diluted earnings (loss) per share	20,570	17,908	20,396	17,870

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$7,815	$(1,376)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	24,396	6,469
Amortization of debt discount and issuance costs	1,765	1,765
Asset impairment	—	1,141
Change in fair value of derivative instruments	12	1,668
Stock-based compensation	1,029	1,043
Changes in assets and liabilities:
Accounts receivable — trade and unbilled	(26,088)	16,671
Current assets	6,482	(2,359)
Transfer to restricted cash	(20,101)	—
Other assets	(5,755)	(520)
Accounts payable and current liabilities	(8,425)	4,736
Income taxes payable and reserves	—	(96)
Non-current income tax reserve	(708)	4,070
Deferred revenue	8,277	2,815

Net cash (used in) provided by operating activities	(11,301)	36,027
Cash flows from investing activities:
Capital expenditures	(53,338)	(49,929)
Redemption of short term investments	3,813	3,750

Net cash used in investing activities	(49,525)	(46,179)
Cash flows from financing activities:
Issuances of common stock	1,848	1,075

Net cash provided by financing activities	1,848	1,075

Net decrease in cash and cash equivalents	(58,978)	(9,077)
Cash and cash equivalents, beginning of period	106,733	226,761

Cash and cash equivalents, end of period	$47,755	$217,684

Supplemental disclosures of cash flow information:
Interest paid	$15,817	$17,188
Income taxes paid	129	2,332

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

Business

GeoEye is a premier provider of imagery and imagery information products and solutions. The Company’s products and services enable timely, accurate and accessible location intelligence. The Company provides its products and services to the U.S. Government, including the national security community, international customers and North American commercial customers. GeoEye has developed an advanced information technology infrastructure for capturing, receiving, processing and distributing high-resolution and low-resolution imagery, imagery information products and image processing services to customers around the world. With its existing satellite and aerial infrastructure, which includes GeoEye-1, GeoEye is able to collect millions of square kilometers of imagery per year. The Company’s collection systems and large-scale product generation capabilities serve market demand worldwide for advanced imagery information products to map, measure and monitor the Earth for a wide variety of applications including defense and intelligence, on-line and precision mapping, infrastructure planning and monitoring, and environmental monitoring.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulation of the Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2008, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2008 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company evaluated subsequent events through August 7, 2009, the issuance date of our financial statements.

Immaterial Correction of Errors

During the third quarter of fiscal 2008, the Company identified certain errors that originated in prior periods and concluded that the errors were not material to any of the previously reported quarterly periods in 2008 and prior years. These immaterial errors were corrected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The immaterial adjustments were made to revenue, direct costs, selling, general and administrative costs and interest expense. For the three months ended June 30, 2008, the Company determined that income from operations had been overstated by $0.2 million, net income was overstated by $0.9 million and the net effect on the basic loss per share was overstated by approximately $0.05. For the six months ended June 30, 2008, the Company determined that revenue had been understated by $1.5 million, income from operations had been understated by $0.9 million, net loss was understated by $0.8 million and the net effect on the basic loss per share was understated by approximately $0.04. For the six months ended June 30, 2008, the cash provided by operating activities was understated by $1.4 million, cash used in investing activities was overstated by $2.9 million and cash provided by financing activities was overstated by $0.5 million.

The results for the three months ended June 30, 2009 includes adjustments to correct immaterial errors primarily related to overstated payroll and other accrued expenses in the amount of $0.6 million ($0.4 million, net of tax) presented on Form 10-Q for the quarterly period ended March 31, 2009.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, certain amounts in the prior period have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and various customers in the ordinary course of business to serve as performance obligation guarantees. As of June 30, 2009, the Company had $20.1 million classified as restricted cash as a result of these irrevocable standby letters of credit. For purposes of the statement of cash flows, this transfer to restricted cash has been presented in operating activities as it was required to secure a customer contract.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141R, Business Combinations, SFAS 141R. SFAS 141R applies to business combinations for which the acquisition date is on or after January 1, 2009. The significant changes to SFAS 141R include the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction costs being expensed rather than capitalized as part of the cost of the acquisition. The Company adopted SFAS 141R in the first quarter of 2009. The impact of the adoption will depend on the nature and extent of business combinations occurring during 2009.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions after the effective date. The Company adopted FSP FAS 142-3 in the first quarter of 2009. Such adoption has had no material impact on the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FAS 107-1 and APB 28-1, which requires public companies to disclose the fair value of financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments in interim financial statements. The Company adopted FAS 107-1 and APB 28-1 in the second quarter of 2009. Since FSP FAS 107-1 and APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not have an effect on the Company’s results of operations, financial condition or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, SFAS 165. SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature. The Company adopted SFAS 165 in the second quarter of 2009. The impact of the adoption will depend on the nature and extent of

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequent events occurring in the future. The adoption did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, SFAS 162. SFAS 162 became effective on November 13, 2008 and identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. SFAS 162 did not result in a change in current practice and did not have an effect on the Company’s results of operations, financial condition or cash flows. SFAS 168 is a replacement of SFAS 162 and modifies the hierarchy created by SFAS 162 by establishing only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 establishes the FASB Accounting Standards Codificationtm, or Codification, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all then-existing non-SEC accounting and reporting standards are superseded. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification will be deemed nonauthoritative. The changes to the GAAP hierarchy in SFAS 168 should not result in accounting changes.

Fair Value Measurements

GeoEye’s financial instruments include cash and cash equivalents, restricted cash, derivative instruments in the form of an interest rate cap, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company records debt at cost, net of debt discount and issuance costs. The Company’s publicly issued $250.0 million of Senior Secured Floating Rate Notes, or Notes, due July 1, 2012, which have a carrying value of $247.9 million, and a fair value of approximately $257.5 million at June 30, 2009. The fair value was determined based on market trades of the Notes (Level 1 information).

On January 1, 2008, the Company prospectively adopted FASB SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

At June 30, 2009, other than financial instruments of cash and cash equivalents, restricted cash, derivative instrument in the form of an interest rate cap, accounts receivable, accounts payable, accrued liabilities and debt, the

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not hold any financial assets that were required to be measured for disclosure purposes at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three and six months ended June 30, 2009. The Company does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

(2)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified GeoEye-1’s imagery as meeting its specifications on February 20, 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred was $483.5 million. Approximately $8.2 million of this amount was payable to subcontractors at June 30, 2009.

Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. On March 19, 2009, NGA had paid the Company its cost share obligation in full. GeoEye had deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date, which occurred on February 20, 2009. The Company recognizes this revenue on a straight-line basis over the nine-year depreciable operational life of the satellite. The Company achieved deployment of GeoEye-1 for less than the maximum cost specified in the contract with NGA. As a result, GeoEye will credit a portion of NGA’s cost share payments, approximately $20.0 million, against future imagery purchase obligations during 2009.

In December 2008, the Company finalized a Service Level Agreement modification to the NextView contract with NGA. Under the Service Level Agreement, GeoEye began delivering imagery to NGA in the first quarter of 2009 and recognized $34.5 million of imagery revenue during the three months ended June 30, 2009 and $49.0 million during the six months ended June 30, 2009.

In the first six months of 2009, GeoEye received new U.S. Government awards totaling more than $25.0 million to supply the NGA a significant amount of value-added, imagery-based geospatial-intelligence products. These awards are in addition to the Service Level Agreement modification to the NextView contract and are expected to be completed during 2010. Under these awards, the Company recognized $1.9 million of imagery revenue during the three months ended June 30, 2009 and $2.1 million during the six months ended June 30, 2009.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Satellites	$416,305	$12,220
Ground systems	86,781	7,359
Accumulated depreciation	(37,640)	(17,988)

Subtotal	465,446	1,591
Satellites and ground systems in process	52,202	486,554

Satellites and related ground systems, net	$517,648	$488,145

The capitalized costs of the Company’s satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets which support the construction and development. The cost of the Company’s satellites also includes capitalized interest incurred during the construction, development and initial on-orbit testing period. The launch insurance premiums including the period from launch through on-orbit calibration and commissioning has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

The final capitalized costs for the GeoEye-1 satellite and related ground systems were $483.5 million. Total capitalized costs related to the Company’s development efforts to build GeoEye-2, our next earth imaging satellite, were $52.2 million and $29.9 million at June 30, 2009 and December 31, 2008, respectively.

The Company currently maintains insurance policies for GeoEye-1, with combined coverage for on-orbit and total loss coverage in compliance with its indenture. During the second quarter of 2009, the Company reassessed the allocation of total premium costs between launch and on-orbit insurance and the expected consumption pattern of the total insurance premium costs. Based on its change in accounting estimate, the Company reclassified approximately $22.0 million from prepaid insurance expense to the capitalized costs of the GeoEye-1 satellite. As a result of this change in estimate, net income before tax and diluted earnings per share for the quarter ended June 30, 2009 increased $9.1 million and $0.28 respectively. The total portion of the launch insurance capitalized as part of the cost of the satellite was $38.8 million.

Total satellite and related ground systems depreciation expense was $13.4 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively and $19.7 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively.

(4)	Income Taxes

The Company’s effective tax rate was 37.2% and 39.8% before discrete items for the six months ended June 30, 2009 and 2008, respectively. Income tax expense was $5.7 million and $3.6 million including discrete items for the three months ended June 30, 2009 and 2008, respectively. Income tax expense was $3.6 million and $6.4 million including discrete items for the six months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

GeoEye records liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The total liability for unrecognized tax benefits as of June 30, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively. During the six months ended June 30, 2009, the Company reversed $0.7 million related to the settlement of penalty and interest claims from its 2007 income tax filings.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions on penalty abatements within the next 12 months. The Company believes there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows for the next 12 months.

GeoEye files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The statutes of limitations for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the Internal Revenue Service. The statute of limitations for the 2005 tax year will remain open until February 2010 due to the late filing of the return. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2005 through 2008.

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Accounts payable and accrued expenses	$11,044	$19,653
Accrued payroll	7,097	6,555
Accrued expenses — subcontractors	8,196	27,738
Accrued interest payable	15,625	15,817

Total accounts payable and accrued expenses	$41,962	$69,763

(6)  Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expense	$8,696	$9,380	$17,402	$20,620
Capitalized interest	—	(5,617)	(2,919)	(11,135)
Interest income	(78)	(1,733)	(303)	(3,727)

Total interest expense, net	$8,618	$2,030	$14,180	$5,758

Interest expense, net, includes interest expense on the Company’s Senior Secured Floating Rate Notes, or Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense and interest income.

The Notes were issued at a discount of 2.0% of total principal. The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0% plus a margin of 9.5%. The rate as of June 30, 2009 was 12.50%. Interest expense related to the Notes was $8.7 million and $9.5 million for the three months ended June 30, 2009 and 2008, respectively. Interest expense related to the Notes was $17.4 million and $18.9 million for the six months ended June 30, 2009 and 2008, respectively.

In connection with the issuance of the Notes, the Company entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. In February 2008, the Company entered into a $250.0 million interest rate cap agreement that is intended to protect it from increases in interest rates by limiting its interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of June 30, 2009 the fair value of the interest rate cap was immaterial. The Company recorded an unrealized gain of $0.1 million for the

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended June 30, 2008 and an unrealized loss of $1.7 million for the six months ended June 30, 2008 in interest expense on the derivative instruments.

(7)	Shareholders’ Equity

Earnings per share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$9,552	$(558)	$7,815	$(1,376)

Denominator:
Weighted average shares outstanding used to compute basic EPS	18,545	17,908	18,507	17,870
Dilutive effect of:
Warrants	1,782	—	1,663	—
Stock options, deferred stock units, employee purchase plan shares and restricted stock	243	—	226	—

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	20,570	17,908	20,396	17,870

Outstanding stock options to purchase 132,392 and 171,892 shares of the Company’s common stock for the three and six months ended June 30, 2009, respectively, were excluded from the computation of the dilutive EPS because the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, 1,951,996 and 2,408,495, respectively, of non-vested stock, options and warrants to purchase or acquire shares of the Company’s common stock were not included in the calculation of the diluted loss per share amounts as their effect was anti-dilutive. Basic and diluted loss per share for the three and six months ended June 30, 2008 is the same as the Company reported a loss for both periods presented.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2009 consisted of the following (in thousands):

Balance at January 1, 2009	$230,404
Net income for the six months ended June 30, 2009	7,815
Warrant exercises	1,757
Issuance of common stock	214
Surrender of common stock to cover employees’ tax liability	(277)
Tax benefit of option exercises	57
Stock-based compensation	1,018

Balance at June 30, 2009	$240,988

Comprehensive Income

For the three and six months ended June 30, 2009 and 2008, there were no material differences between net income (loss) as reported and comprehensive income (loss).

Warrants

As of June 30, 2009 there were outstanding warrants to purchase up to 3.1 million shares of common stock at a weighted average exercise price of $10.00 per share. The warrants expire on March 25, 2010. During the second quarter of 2009, 2,600 warrants granted March 25, 2005 at a weighted average exercise price of $10.00 were exercised. During the first quarter of 2009, 115,385 warrants granted January 1, 2006 at a weighted average exercise price of $15.00 were exercised.

(8)	Significant Customer

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. Government, the Company’s largest customer, of $47.5 million and $11.7 million, for the second quarter of 2009 and 2008, representing 65% and 34% of total revenues, respectively. The Company recognized revenue of $76.1 million and $26.7 million under its contracts with the U.S. Government, for the six months ended 2009 and 2008, representing 65% and 38% of total revenues, respectively. GeoEye had no other customers for whom revenues exceeded 10% of total revenues during the three or six months ended June 30, 2009 or 2008.

The Company has two product lines which are: (a) Imagery and (b) Production and Other Services.

Total revenues were as follows: (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Imagery	$56,370	$22,941	$88,684	$47,853
NextView cost share	6,038	—	8,985	—
Production and other services	10,293	11,278	20,243	22,278

Total revenues	$72,701	$34,219	$117,912	$70,131

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total domestic and foreign revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Domestic	$50,425	$18,448	$81,357	$39,398
Foreign	22,276	15,771	36,555	30,733

Total revenues	$72,701	$34,219	$117,912	$70,131

(9)	Commitments and Contingencies

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended June 30, 2009 and 2008 was approximately $0.5 million and $0.4 million, respectively, and for the six months ended June 30, 2009 and 2008 was approximately $1.0 million and $0.8 million, respectively.

Contingencies

GeoEye from time to time, may be party to various lawsuits, legal proceedings and claims arising in the normal course of business. The Company cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, the Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on the Company’s financial results, liquidity or operations.

(10)	Financial Information of Guarantor Subsidiary

The Notes issued by the Company are guaranteed by ORBIMAGE Inc. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the Notes is full and unconditional. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by dividend or loan.

The following consolidating financial information for the Company presents the financial information of the Company, the guarantor subsidiary and the non-guarantor subsidiaries based on the Company’s understanding of the interpretation and application of Rule 3-10 under the SEC’s Regulation S-X. In this presentation, GeoEye, Inc. consists of the parent company’s operations. Guarantor subsidiary and non-guarantor subsidiaries of the Company are reported on an equity basis. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary or non-guarantor subsidiaries operated as independent entities.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,737	$30,744	$14,274	$—	$47,755
Short-term investments	—	—	—	—	—
Accounts receivable- trade and unbilled receivables, net	—	36,804	16,192	—	52,996
Income tax receivable	16,050	—	—	—	16,050
Restricted cash	—	4,473	—	—	4,473
Other current assets	21	14,000	1,272	—	15,293
Amounts due from related parties	41,722	(83,179)	41,457	—	—

Total current assets	60,530	2,842	73,195	—	136,567
Property, plant and equipment, net	—	11,456	14,500	—	25,956
Satellites and related ground systems, net	—	465,448	52,200	—	517,648
Goodwill	—	28,490	5,774	—	34,264
Intangible assets, net	—	—	13,006	—	13,006
Restricted cash	—	15,628	—	—	15,628
Investment in subsidiaries	435,992	—	—	(435,992)	—
Other non-current assets	8,451	2,523	1,000	—	11,974
Deferred tax asset	188	30,041	42	—	30,271

Total assets	$505,161	$556,428	$159,717	$(435,992)	$785,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,626	$21,731	$4,605	$—	$41,962
Current portion of deferred revenue	—	51,851	4,413	—	56,264
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	15,626	79,176	9,018	—	103,820
Long-term debt	247,859	—	—	—	247,859
Long-term deferred revenue, net of current portion	—	191,959	—	—	191,959
Non-current income tax reserve	688	—	—	—	688

Total liabilities	264,173	271,135	9,018	—	544,326
Stockholders’ equity	240,988	285,293	150,699	(435,992)	240,988

Total liabilities and stockholders’ equity	$505,161	$556,428	$159,717	$(435,992)	$785,314

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,549	$25,448	$62,736	$—	$106,733
Short-term investments	—	3,813	—	—	3,813
Accounts receivable- trade and unbilled receivables, net	—	16,026	10,825	—	26,851
Income tax receivable	20,142	—	—	—	20,142
Other current assets	1,154	31,963	1,208	—	34,325
Amounts due from related parties	25,933	(44,597)	18,664	—	—

Total current assets	65,778	32,653	93,433	—	191,864
Property, plant and equipment, net	—	10,494	12,254	—	22,748
Satellites and related ground systems, net	—	451,552	36,593	—	488,145
Goodwill	—	28,490	5,774	—	34,264
Intangible assets, net	—	7	14,328	—	14,335
Investment in subsidiaries	419,283	—	—	(419,283)	—
Other non-current assets	9,871	2,107	1,000	—	12,978
Deferred tax asset	188	30,042	41	—	30,271

Total assets	$495,120	$555,345	$163,423	$(419,283)	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,818	$45,197	$8,748	$—	$69,763
Current portion of deferred revenue	—	36,450	4,179	—	40,629
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	15,818	87,241	12,927	—	115,986
Long-term debt	247,502	—	—	—	247,502
Long-term deferred revenue, net of current portion	—	199,317	—	—	199,317
Non-current income tax reserve	1,396	—	—	—	1,396

Total liabilities	264,716	286,558	12,927	—	564,201
Stockholders’ equity	230,404	268,787	150,496	(419,283)	230,404

Total liabilities and stockholders’ equity	$495,120	$555,345	$163,423	$(419,283)	$794,605

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$59,627	$14,198	$(1,124)	$72,701
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	15,571	8,361	(1,124)	22,808
Depreciation and amortization	—	14,548	1,388	—	15,936
Selling, general and administrative*	—	9,418	680	—	10,098

Total operating expenses	—	39,537	10,429	(1,124)	48,842

Income from operations	—	20,090	3,769	—	23,859
Interest expense (income), net	8,695	(77)	—	—	8,618
Equity in earnings of subsidiary	(15,033)	—	—	15,033	—

Income before provision for income taxes	6,338	20,167	3,769	(15,033)	15,241
(Benefit) provision for income taxes	(3,214)	7,485	1,418	—	5,689

Net income	$9,552	$12,682	$2,351	$(15,033)	$9,552

*	Selling, general and administrative expenses between Guarantor and Non-Guarantor have been adjusted by $2.9 million (increase in Guarantor and decrease in Non-Guarantor) to correct a misallocation of selling, general and administrative expenses that occurred in the three months ended March 31, 2009.

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$12,811	$26,413	$(5,005)	$34,219
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	8,304	14,020	(5,005)	17,319
Depreciation and amortization	—	931	2,265	—	3,196
Selling, general and administrative	—	3,704	4,901	—	8,605
Inventory impairment and satellite impairment settlement	—	(9)	—	—	(9)

Total operating expenses	—	12,930	21,186	(5,005)	29,111

Income from operations	—	(119)	5,227	—	5,108
Interest expense (income), net	3,647	(1,129)	(488)	—	2,030
Equity in earnings of subsidiary	(1,939)	—	—	1,939	—

(Loss) income before provision for income taxes	(1,708)	1,010	5,715	(1,939)	3,078
(Benefit) provision for income taxes	(1,150)	2,514	2,272	—	3,636

Net (loss) income	$(558)	$(1,504)	$3,443	$(1,939)	$(558)

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$93,315	$28,377	$(3,780)	$117,912
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	29,809	20,371	(3,780)	46,400
Depreciation and amortization	—	21,725	2,671	—	24,396
Selling, general and administrative	—	16,535	5,017	—	21,552

Total operating expenses	—	68,069	28,059	(3,780)	92,348

Income from operations	—	25,246	318	—	25,564
Interest expense (income), net	14,479	(299)	—	—	14,180
Equity in earnings of subsidiary	(16,903)	—	—	16,903	—

Income before provision for income taxes	2,424	25,545	318	(16,903)	11,384
(Benefit) provision for income taxes	(5,391)	8,841	119	—	3,569

Net income	$7,815	$16,704	$199	$(16,903)	$7,815

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$27,860	$52,448	$(10,177)	$70,131
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	16,486	28,910	(10,177)	35,219
Depreciation and amortization	—	2,033	4,436	—	6,469
Selling, general and administrative	—	7,017	9,553	—	16,570
Inventory impairment and satellite impairment settlement	—	1,141	—	—	1,141

Total operating expenses	—	26,677	42,899	(10,177)	59,399

Income from operations	—	1,183	9,549	—	10,732
Interest expense (income), net	9,149	(2,903)	(488)	—	5,758
Equity in earnings of subsidiary	(4,784)	—	—	4,784	—

(Loss) income before provision for income taxes	(4,365)	4,086	10,037	(4,784)	4,974
(Benefit) provision for income taxes	(2,989)	5,347	3,992	—	6,350

Net (loss) income	$(1,376)	$(1,261)	$6,045	$(4,784)	$(1,376)

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(17,660)	$(17,270)	$23,629	$—	$(11,301)
Cash flows from investing activities:
Capital expenditures	—	(28,947)	(24,391)	—	(53,338)
Redemption of short-term investments	—	3,813	—	—	3,813
Intercompany transfer	—	—	(47,700)	47,700	—

Net cash used in investing activities	—	(25,134)	(72,091)	47,700	(49,525)
Cash flows from financing activities:
Issuances of common stock	1,848	—	—	—	1,848
Intercompany transfer	—	47,700	—	(47,700)	—

Net cash provided by financing activities	1,848	47,700	—	(47,700)	1,848

Net (decrease) increase in cash and cash equivalents	(15,812)	5,296	(48,462)	—	(58,978)
Cash and cash equivalents, beginning of period	18,549	25,448	62,736	—	106,733

Cash and cash equivalents, end of period	$2,737	$30,744	$14,274	$—	$47,755

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(19,334)	$15,807	$39,554	$—	$36,027
Cash flows from investing activities:
Capital expenditures	—	(48,113)	(1,816)	—	(49,929)
Redemption of short-term investments	—	3,750	—	—	3,750

Net cash used in investing activities	—	(44,363)	(1,816)	—	(46,179)
Cash flows from financing activities:
Issuances of common stock	1,075	—	—	—	1,075

Net cash provided by financing activities	1,075	—	—	—	1,075

Net (decrease) increase in cash and cash equivalents	(18,259)	(28,556)	37,738	—	(9,077)
Cash and cash equivalents, beginning of period	38,645	109,258	78,858	—	226,761

Cash and cash equivalents, end of period	$20,386	$80,702	$116,596	$—	$217,684

FORWARD LOOKING STATEMENTS

All statements other than those of historical facts included in this Quarterly Report on Form 10-Q, or Quarterly Report, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events, including, but not limited to the factors set forth below, under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 2, 2009 or 2008 Annual Report and in our other Exchange Act filings. The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2008 Annual Report. In preparing the discussion and analysis contained in this Item 2, we presume that readers have read or have access to the discussion and analysis contained in the 2008 Annual Report and in our other Exchange Act filings. In addition, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, related notes and “Part I — Item 1A — Risk Factors,” which describe key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Annual Report.

Overview

We are a premier provider of imagery, imagery information products and image processing services. Our products and services enable timely, accurate and accessible location intelligence. We provide our products and services to the U.S. Government, including the national security community, foreign governments, and North American and international commercial customers. We have developed an advanced information technology infrastructure for capturing, receiving, processing and distributing high-resolution and low-resolution imagery, imagery information products and image processing services to customers around the world. With our existing satellite and aerial infrastructure, which includes GeoEye-1, currently the highest resolution commercial imaging satellite in the world, we are able to collect millions of square kilometers of imagery per year. Our collection systems and large-scale product generation capabilities serve market demand worldwide for advanced imagery information products to map, measure and monitor the Earth for a wide variety of applications including defense and intelligence, on-line and precision mapping, infrastructure planning and monitoring, and environmental monitoring.

Our revenues are derived from the sale of imagery collected principally by our satellites, from production and other services provided to our customers and from the amortization of deferred revenue relating to cost share amounts received from the NGA under our NextView contract. Revenues are generally recognized upon delivery of products or services. Revenues from NGA cost share amounts under our NextView contract are recognized on a straight-line basis over the expected nine-year operational life of our GeoEye-1 satellite, which started commercial operations in February 2009. Our operating expenses principally comprise of direct costs of revenue (principally labor and overhead, subcontractor, purchased imagery and satellite insurance), depreciation and amortization, principally relating to our satellites, and selling, general and administrative expenses, which includes costs associated with administrative and general management functions, as well as costs from marketing, advertising, promotion and other selling expenses. Our expenses also include interest expense on our $250.0 million Senior Secured Floating Rate Notes due 2012.

Impact of Significant Transactions

GeoEye-1 Satellite, NextView Program and Service Level Agreement

The GeoEye-1 satellite was launched in September 2008 and started commercial operations on February 5, 2009. The U.S. Government’s National Geospatial-Intelligence Agency, or NGA, certified GeoEye-1’s imagery as meeting its specifications on February 20, 2009 at which point the satellite commenced full operations. GeoEye-1 is currently the world’s highest-resolution and highest-accuracy commercial imagery satellite, which offers both black and white and color imagery. The GeoEye-1 satellite was constructed as part of our participation in the NextView program.

The NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, NGA awarded us a contract as the second provider under the NextView program and, as a result, we, as prime contractor, constructed a new satellite, GeoEye-1 and began delivering imagery from GeoEye-1 to NGA in the first quarter of 2009.

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems were $483.5 million. Approximately $8.2 million of this amount was payable to subcontractors at June 30, 2009. Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. On March 19, 2009, NGA paid us the final installment of its cost share obligation. We achieved deployment of GeoEye-1 for less than the maximum cost specified in our contract with NGA. As a result, we will credit approximately $20.0 million of NGA’s cost share payments against its future imagery purchase obligations during 2009. We had deferred recognition of the cost share amounts from the NGA as revenue until GeoEye-1’s in-service date, which occurred on February 20, 2009. We recognize this revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the three and six month periods ended June 30, 2009, we recognized $6.0 million and $9.0 million of deferred revenue under the NextView contract, respectively.

On December 10, 2008, we entered into a Service Level Agreement, or SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. The SLA provides for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the SLA, to the extent that less than $12.5 million is paid by NGA in any month, the shortfall is used to fund an extension of the contract. During the three and six month periods ended June 30, 2009, we recognized $34.5 million and $49.0 million of revenue under the SLA, respectively.

In addition to the SLA modification to the NextView contract, we received new U.S. Government awards during the first and second quarters of 2009 totaling more than $25.0 million to supply geospatial products and services. Under these awards, which are expected to be completed during 2010, we will provide the NGA a significant amount of value-added, imagery-based geospatial-intelligence products. We began delivering imagery to NGA under the new awards in the first quarter of 2009 and recognized $1.9 million of imagery revenue during the three months ended June 30, 2009 and $2.1 million during the six months ended June 30, 2009.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2009 and 2008

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$72,701	100.0%	$34,219	100.0%	$38,482	112.5%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	22,808	31.4	17,319	50.6	5,489	31.7
Depreciation and amortization	15,936	21.9	3,196	9.3	12,740	398.6
Selling, general and administrative	10,098	13.9	8,605	25.1	1,493	17.4
Satellite impairment settlement	—	—	(9)	—	9	(100.0)

Total operating expenses	48,842	67.2	29,111	85.1	19,731	67.8

Income from operations	23,859	32.8	5,108	14.9	18,751	367.1

Interest expense, net	8,618	11.9	2,030	5.9	6,588	324.5

Income before provision for income taxes	15,241	21.0	3,078	9.0	12,163	395.2

Provision for income taxes	5,689	7.8	3,636	10.6	2,053	56.5

Net income (loss)	$9,552	13.1	$(558)	(1.6)	$10,110	1,811.8

Revenues

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Imagery	$56,370	77.5%	$22,941	67.0%	$33,429	145.7%
NextView cost share	6,038	8.3	—	—	6,038	100.0
Production and other services	10,293	14.2	11,278	33.0	(985)	(8.7)

Total revenues	$72,701	100.0	$34,219	100.0	$38,482	112.5

Imagery revenues primarily include imagery sales, as well as affiliate access fees and operations and maintenance fees. NextView cost share revenues includes the recognition of deferred revenue related to the cost share amounts from NGA. Imagery revenues increased $33.4 million to $56.4 million for the three months ended June 30, 2009 from $22.9 million in the same period in 2008 primarily due to the provision of GeoEye-1 imagery to the NGA under the SLA modification to the NextView contract. Production and other services revenues decreased $1.0 million to $10.3 million for the three months ended June 30, 2009 from $11.3 million in the same period in 2008 primarily due to decreases in state and local funding for imaging products from our digital aerial imagery services and to a lesser extent, declines in SeaStar revenue, in each case we believe as a result of the recent economic downturn. As a result of recent production orders, we expect production services revenues to increase in the foreseeable future.

Total domestic and foreign revenues were as follows:

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Domestic	$50,425	69.4%	$18,448	53.9%	$31,977	173.3%
Foreign	22,276	30.6	15,771	46.1	6,505	41.2

Total revenues	$72,701	100.0	$34,219	100.0	$38,482	112.5

Domestic revenues include those from the SLA, recognition of deferred revenue related to the cost share payments from NGA, commercial imagery sales, as well as sales of value-added products and services. Domestic revenues increased $32.0 million to $50.4 million for the three months ended June 30, 2009 from $18.4 million in the same period in 2008 primarily due to the provision of GeoEye-1 imagery to the NGA under the SLA and orders for GeoEye-1’s satellite imagery. Foreign revenues include access fee agreements with our international regional affiliates, regional affiliate ground station operation and maintenance contracts and commercial imagery sales. Foreign revenues increased $6.5 million to $22.3 million for the three months ended June 30, 2009 from $15.8 million in the same period in 2008 primarily due to our international regional affiliates initiating agreements for access to GeoEye-1 while continuing to maintain their agreements for access to IKONOS.

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$12,229	16.8%	$6,190	18.1%	$6,039	97.6%
Subcontractor	7,396	10.2	6,444	18.8	952	14.8
Purchased imagery and other	2,657	3.7	4,535	13.3	(1,878)	(41.4)
Satellite insurance	526	0.7	150	0.4	376	250.7

Total direct costs of revenue	$22,808	31.4	$17,319	50.6	$5,489	31.7

Direct costs of revenue include the costs of operating our satellites and related ground systems, as well as construction and on-going costs related to our operations and maintenance contracts. Subcontractor costs primarily include payments to third parties for support to operate the IKONOS satellite and its related ground systems. Purchased imagery and other costs include payments to international regional affiliates to purchase IKONOS imagery collected by them in their exclusive regions which we resell to our customers. Labor and overhead costs increased $6.0 million for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to increased labor and overhead related to the maintenance of the GeoEye-1 satellite, which was not operational during the three months ended June 30, 2008, and to decreased capitalized labor as a result of GeoEye-1 operations. Subcontractor expenses increased $1.0 million for the three months ended June 30, 2009 compared to the same period in 2008 due to costs incurred related to imagery collections issues with the GeoEye-1 satellite. Purchased imagery and other costs decreased $1.9 million for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to our increased sale of images from GeoEye-1 instead of purchasing IKONOS imagery for resale from our regional affiliates as was our prior practice prior to the launch of GeoEye-1. Satellite insurance increased $0.4 million for the three months ended June 30, 2009 compared to the same period in 2008 due to the amortization of insurance premiums for GeoEye-1. Satellite insurance cost reflects the costs associated with the on-orbit insurance on GeoEye-1 we are required to maintain under the covenants contained in the indenture governing our Senior Secured Floating Rate Notes due 2012, or Notes.

Depreciation and Amortization

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$15,276	21.0%	$2,493	7.3%	$12,783	512.8%
Amortization	660	0.9	703	2.1	(43)	(6.1)

Total depreciation and amortization	$15,936	21.9	$3,196	9.3	$12,740	398.6

The increase of $12.8 million in depreciation for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to GeoEye-1’s commencement of operations in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll and related costs	$5,555	7.6%	$5,378	15.7%	$177	3.3%
Professional fees	3,245	4.5	2,547	7.4	698	27.4
Other	1,298	1.8	680	2.0	618	90.9

Total selling, general and administrative expenses	$10,098	13.9	$8,605	25.1	$1,493	17.4

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions as well as the costs of marketing, advertising, promotion and other selling expenses. The increase of $1.5 million for the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to professional fees for accounting and tax related services.

Interest Expense, net

					Change Between
	For the Three Months Ended June 30,				2008
	2009		2008		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$8,696	12.0%	$9,380	27.4%	$(684)	(7.3)%
Capitalized interest	—	—	(5,617)	(16.4)	5,617	100.0
Interest income	(78)	(0.1)	(1,733)	(5.1)	1,655	95.5

Total interest expense, net	$8,618	11.9	$2,030	5.9	$6,588	324.5

Interest expense, net, includes interest expense on our Notes, amortized prepaid financing costs, amortization of debt discount and market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense and interest income. Interest expense related to the Notes was $8.7 million and $9.5 million for the three months ended June 30, 2009 and 2008, respectively.

Interest expense, net, increased due to decreased capitalization of interest due to the commencement of GeoEye-1’s operations in February 2009 but the increase was offset in part by declining interest rates applicable on the Notes during the three months ended June 30, 2009.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. In connection with the issuance of the Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of June 30, 2009 the fair value of the interest rate cap was immaterial. We recorded an unrealized gain of $0.1 million in interest expense for the three months ended June 30, 2008 on these derivative instruments.

Interest income decreased by $1.7 million for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

Our effective tax rate for the year ended December 31, 2008 was 42.5% and is estimated to be 37.2% for the year ending December 31, 2009. Income tax expense was $5.7 million and $3.6 million including discrete items for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The total liability for unrecognized tax benefits as of June 30, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively. During the six months ended June 30, 2009, we reversed $0.7 million related to the settlement of penalty and interest claims from our 2007 income tax filings.

We anticipate a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions on penalty abatements within the next 12 months. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows for the next 12 months.

Results of Operations

Comparison of the Results of Operations for the Six Months Ended June 30, 2009 and 2008

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$117,912	100.0%	$70,131	100.0%	$47,781	68.1%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	46,400	39.4	35,219	50.2	11,181	31.7
Depreciation and amortization	24,396	20.7	6,469	9.2	17,927	277.1
Selling, general and administrative	21,552	18.3	16,570	23.6	4,982	30.1
Satellite impairment settlement	—	—	1,141	1.6	(1,141)	(100.0)

Total operating expenses	92,348	78.3	59,399	84.7	32,949	55.5

Income from operations	25,564	21.7	10,732	15.3	14,832	138.2

Interest expense, net	14,180	12.0	5,758	8.2	8,422	146.3

Income before provision for income taxes	11,384	9.7	4,974	7.1	6,410	128.9

Provision for income taxes	3,569	3.0	6,350	9.1	(2,781)	(43.8)

Net income (loss)	$7,815	6.6	$(1,376)	(2.0)	$9,191	668.0

Revenues

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Imagery	$88,684	75.2%	$47,853	68.2%	$40,831	85.3%
NextView cost share	8,985	7.6	—	—	8,985	100.0
Production and other services	20,243	17.2	22,278	31.8	(2,035)	(9.1)

Total revenues	$117,912	100.0	$70,131	100.0	$47,781	68.1

Imagery revenues increased $40.8 million to $88.7 million for the six months ended June 30, 2009 from $47.9 million in the same period in 2008 primarily due to the provision of GeoEye-1 imagery to the NGA under the SLA and for GeoEye-1 imagery. Production and other services revenues decreased $2.0 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the timing of production and a decrease in state and local funding for imaging products from our digital aerial imagery services as a result of the economic downturn. As a result of recent production orders, we expect production services revenues to increase in the foreseeable future.

Total domestic and foreign revenues were as follows:

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Domestic	$81,357	69.0%	$39,398	56.2%	$41,959	106.5%
Foreign	36,555	31.0	30,733	43.8	5,822	18.9

Total revenues	$117,912	100.0	$70,131	100.0	$47,781	68.1

Domestic revenues increased $42.0 million to $81.4 million for the six months ended June 30, 2009 from $39.4 million in the same period in 2008 primarily due to the provision of GeoEye-1 imagery to the NGA under the SLA and for the GeoEye-1 satellite imagery. Foreign revenues increased $5.8 million to $36.6 million for the six months ended June 30, 2009 from $30.7 million in the same period in 2008 primarily due to our international regional affiliates initiating agreements for access to GeoEye-1 while continuing to maintain their agreements for access to IKONOS.

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$21,006	17.8%	$12,908	18.4%	$8,098	62.7%
Subcontractor	13,273	11.3	11,978	17.1	1,295	10.8
Purchased imagery and other	6,267	5.3	10,033	14.3	(3,766)	(37.5)
Satellite insurance	5,854	5.0	300	0.4	5,554	1,851.3

Total direct costs of revenue	$46,400	39.4	$35,219	50.2	$11,181	31.7

Labor and overhead costs increased $8.1 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to increased labor and overhead related to the maintenance of the GeoEye-1 satellite, which was not operational during the six months ended June 30, 2008, and to decreased capitalized labor as a result of GeoEye-1 operations. Purchased imagery and other costs decreased $3.8 million for the six months ended June 30, 2009 from the same period in 2008 primarily due to the use of images from GeoEye-1 instead of purchasing IKONOS imagery from our regional affiliates as was our prior practice. Satellite insurance increased $5.6 million for the six months ended June 30, 2009 compared to the same period in 2008 due to the amortization of insurance premiums for GeoEye-1 satellite which began operations in February 2009.

We currently maintain insurance policies for the GeoEye-1 satellite, with combined coverage for on-orbit and total loss coverage in compliance with our indenture. During the second quarter of 2009, we reassessed the allocation of total premium costs between launch and on-orbit insurance and the expected consumption pattern of the total insurance premium costs. Based on our change in accounting estimate, we reclassified approximately $22.0 million from prepaid insurance expense to the capitalized costs of the GeoEye-1 satellite.

Depreciation and Amortization

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$23,067	19.6%	$5,102	7.3%	$17,965	352.1%
Amortization	1,329	1.1	1,367	1.9	(38)	(2.8)

Total depreciation and amortization	$24,396	20.7	$6,469	9.2	$17,927	277.1

The increase of $18.0 million in depreciation for the six months ended June 30, 2009 from the same period in 2008 was primarily due to the GeoEye-1 satellite’s commencement of operations in February 2009. We began depreciating the GeoEye-1 satellite and the related ground systems on February 15, 2009.

Selling, General and Administrative Expenses

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll and related costs	$11,130	9.4%	$10,605	15.1	$525	5.0%
Professional fees	7,958	6.7	4,061	5.8	3,897	96.0
Other	2,464	2.1	1,904	2.7	560	29.4

Total selling, general and administrative expenses	$21,552	18.3	$16,570	23.6	$4,982	30.1

The increase of $5.0 million for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to professional fees for accounting and tax related services as we continue to develop our internal accounting infrastructure.

Satellite Impairment Settlement

We had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the post-launch performance of OrbView-3 that was written off in the three months ended March 31, 2007 as a result of the loss of OrbView-3. The obligation was subsequently settled in the three months ended March 3, 2008, and $1.1 million was paid in April 2008.

Interest Expense, net

The composition of interest expense, net, was as follows:

					Change Between
	For the Six Months Ended June 30,				2008
	2009		2008		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$17,402	14.8%	$20,620	29.4%	$(3,218)	(15.6)%
Capitalized interest	(2,919)	(2.5)	(11,135)	(15.9)	8,216	73.8
Interest income	(303)	(0.3)	(3,727)	(5.3)	3,424	91.9

Total interest expense, net	$14,180	12.0	$5,758	8.2	$8,422	146.3

Interest expense, net increased due to decreased capitalization of interest due to the commencement of GeoEye-1’s operations in February 2009 offset in part by declining interest rates applicable on the Notes for the six months ended June 30, 2009. Interest expense related to the Notes was $17.4 million and $18.9 million for the six months ended June 30, 2009 and 2008, respectively.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. In connection with the issuance of the Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of June 30, 2009 the fair value of the interest rate cap was immaterial. We recorded an unrealized loss of $1.7 million in interest expense for the six months ended June 30, 2008 on the interest rate swap agreement.

Interest income decreased by $3.4 million for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

Income tax expense was $3.6 million and $6.4 million including discrete items for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The total liability for unrecognized tax benefits as of June 30, 2009 and December 31, 2008 was $0.7 million and $1.4 million, respectively. During the six months ended June 30, 2009, we reversed $0.7 million related to the settlement of penalty and interest claims from our 2007 income tax filings. The majority of the remaining balance represents penalties and interest relating to federal and state income tax filings which would impact our effective tax rate if recognized.

Non-GAAP Financial Measures

Adjusted EBITDA

We present adjusted EBITDA to enhance understanding of our operating performance. Generally, EBITDA is defined as net income before interest, taxes, depreciation and amortization. We further adjust EBITDA, as presented below, to exclude the non-cash recognition of stock compensation expense. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that EBITDA, and in our case, adjusted EBITDA, are operating performance measures, not liquidity measures, that provide investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and our adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of cash flows, or as a measure of liquidity. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ours.

A reconciliation of net income (loss) to adjusted EBITDA is as follows (in thousands):

	For the Three			For the Six
	Months		Change Between	Months		Change Between
	Ended June 30,		2008	Ended June 30,		2008
	2009	2008	and 2009	2009	2008	and 2009

Net income (loss)	$9,552	$(558)	$10,110	$7,815	$(1,376)	$9,191
Adjustments:
Interest expense, net	8,618	2,030	6,588	14,180	5,758	8,422
Provision for income taxes	5,689	3,636	2,053	3,569	6,350	(2,781)
Depreciation and amortization	15,936	3,196	12,740	24,396	6,469	17,927
Non-cash stock-based compensation expense	657	501	156	1,029	1,043	(14)

Adjusted EBITDA	$40,452	$8,805	$31,647	$50,989	$18,244	$32,745

Liquidity and Capital Resources

Our principal sources of liquidity are unrestricted cash, cash equivalents and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $11.3 million for the six months ended June 30, 2009 and net cash provided by operating activities was $36.0 million for the six months ended June 30, 2008. The decrease of $47.3 million in the six months ended June 30, 2009 from the same period in 2008 was primarily due to: (1) an increase in accounts receivable due primarily to the new NGA contracts, (2) a $20.1 million transfer of unrestricted cash and cash equivalents to restricted cash to secure certain performance obligation guarantees (pursuant to these guarantees, in July 2009 we received a $19.7 million prepayment for a multi year contract), and (3) a decrease in accounts payable and accrued expenses due to the timing of vendor payments offset by an increase in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $49.5 million and $46.2 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures increased by $3.3 million in the six months ended June 30, 2009 compared to the same period in 2008. The increase in capital expenditures was primarily attributable to subcontractor payments after the successful launch of GeoEye-1 in February 2009 in addition to other capital expenditures for GeoEye-2 of approximately $22.3 million during the six months ended June 30, 2009. We are continuing to evaluate our options regarding the timing and structure for financing the potential construction of GeoEye-2 in conjunction with the selection of the satellite builder and our discussions with the U.S. Government.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.8 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively and was related to the issuances of common stock primarily due to exercise of warrants.

GeoEye-2 Satellite

We believe that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 time frame. Given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007 pursuant to which ITT has commenced work on the advanced camera for GeoEye-2, which could be used to accelerate the deployment of Geoeye-2 so that it could be commercially available in the 2013 timeframe. We view these expenditures as prudent and believe they will position us to move quickly should an opportunity arise to expand our existing NGA relationship to a new satellite. We do not expect to build or commission an accelerated Geoeye-2 satellite without assurances of an expanded NGA agreement. Only when we have visibility on the expected contractual demand for a new satellite from the NGA do we expect to make a decision as to whether to invest the capital necessary to build and commission GeoEye-2 on an accelerated basis. If we were not to build GeoEye-2 on an accelerated basis, we would most likely proceed so that it could be used as a replacement satellite for GeoEye 1 in the 2016 to 2017 timeframe.

Long Term Debt

On June 29, 2005, we issued $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012, or Notes. At June 30, 2009, the carrying value of the Notes, net of unamortized discount of $2.1 million, was $247.9 million.

The indenture governing the Notes contains a covenant that limits our ability to pay dividends or make other restricted payments until the principal amount of all Notes has been repaid. We may redeem the Notes beginning in January 2010. The Notes may be redeemed at 104% of par for the first twelve-month period, at 102% of par for the next twelve-month period, and at par thereafter.

The indenture governing our Notes contains a covenant that restricts our ability to incur additional indebtedness unless we can comply with a fixed charge coverage ratio and comply with certain other requirements. Subject to certain exceptions, we may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Under the covenants contained in the indenture governing our Notes, we are required to maintain for the benefit of noteholders on-orbit insurance on the GeoEye-1 satellite.

The Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. The rate as of June 30, 2009 was 12.50%. Total interest expense related to the Notes for the six months ended June 30, 2009 and 2008, was $17.4 million and $18.9 million, respectively. In February 2008, we entered into a $250.0 million interest rate cap agreement to protect us from rises in interest rates by limiting our interest rate exposure to three-month LIBOR with a cap of 4.0%. The cap was effective July 1, 2008 and terminates January 1, 2010.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $325.2 million at June 30, 2009 and approximately $236.2 million at December 31, 2008. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of June 30, 2009 included approximately $111.3 million of contracts with the U.S. Government, including approximately $67.1 million related specifically to the SLA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Commitments and Contingencies

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended June 30, 2009 and 2008 were approximately $0.5 million and $0.4 million, respectively and for the six months ended June 30, 2009 and 2008 were approximately $1.0 million and $0.8 million, respectively.

Contingencies

We may, from time to time, be party to various lawsuits, legal proceedings and claims arising in the normal course of business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on the Company’s financial results or operations.

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

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission, or SEC under the Securities Exchange Act of 1934, as amended, or Exchange Act. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that our company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We previously reported two material weaknesses in our internal control over financial reporting as of December 31, 2008, which were described in Item 9A, Management’s Report on Internal Control over Financial Reporting, in our Annual Report.

The two material weaknesses were as follows:

Inadequate and ineffective controls over the period-end financial reporting close process.  The controls were not adequately designed or operating effectively to provide reasonable assurance that our company’s financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded; ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustments; review of our customer contracts to determine revenue recognition in the proper period; and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions. This material weakness resulted in material errors in our company’s consolidated financial statements and contributed to the restatement of the consolidated financial statements for fiscal years 2007 and 2006, and results in a reasonable possibility that a material misstatement of our company’s annual or interim financial statements would not be prevented or detected on a timely basis. The restatements resulted in changes in revenue, operating and interest expenses, assets and liabilities.

The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes.  We did not maintain effective controls over reviewing and monitoring the accuracy of the income tax provision calculation. This deficiency resulted in the restatement of our company’s consolidated financial statements for fiscal years 2007 and 2006 to correct income tax expense and the related deferred tax asset and current income tax payable and results in a reasonable possibility that a material misstatement of our company’s annual or interim financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management believes that these material weaknesses still exist as of June 30, 2009. Because of the two material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the last date of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

b) Remediation Steps Undertaken By Management and Changes in Internal Control over Financial Reporting In Our Last Fiscal Quarter

To remediate the material weaknesses described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the six months ended June 30, 2009, we initiated remediation initiatives summarized below which are continuing and which are intended to address our material weaknesses in internal control over financial reporting.

•	We hired a new Chief Financial Officer with relevant accounting and financial experience, skills and knowledge to manage our accounting and financial staff and enhance the financial statement preparation process.

•	We have hired senior level accounting staff to oversee financial reporting, revenue and payroll functions.

•	We have and are in the process of hiring and have identified additional resources with relevant accounting experience, skills and knowledge, to enhance and supplement the account closing and financial statement preparation process.

•	We are in the process of hiring a Tax Manager to prepare and facilitate all tax related information as required to calculate the tax provision, monitor the tax depreciation for all fixed assets, and monitor satellite and research and development expenses for proper tax treatment. We continue to work with an experienced third party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions; (2) clarification of specific accounting policies and procedures; (3) effective execution of our accounting training program; and (4) continuous monitoring of compliance with policies and procedures.

•	We continue to review and improve our revenue accounting controls. Specifically, we have and will continue to enhance the review of our customer contracts and amendments thereto, to determine revenue recognition and accounting implications and to improve our compliance with the policies and procedures we designed to ensure revenue was recorded in the proper period, including reviews and approvals over initial revenue recognition and reconciliation of revenue accounts.

•	We will continue to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented and reviewed as part of our standard procedures, in a timely manner.

•	We will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

•	We continue to retain outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to enhance oversight and assist with the account closing and financial statement preparation process until we can hire the internal resources described above.

•	We continue to conduct additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting until we can put in place permanent processes and controls as described above.

Management believes the measures that we have implemented during the six months ended June 30, 2009 through the date of this filing to remediate the material weaknesses discussed above had a positive effect on our internal control over financial reporting since December 31, 2008, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a positive impact on our internal control over financial reporting in future periods.

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

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on June 4, 2009. At the Annual Meeting, nine directors were reelected to the Board of Directors with the following votes cast:

	Number of Shares
	For	Withheld

Nominee
Lt. Gen. James A. Abrahamson, USAF (Ret)	10,798,059	6,222,618
Joseph M. Ahearn	10,791,393	6,229,284
Martin C. Faga	16,888,164	132,513
Michael F. Horn, Sr.	15,901,755	1,118,922
Lawerence A. Hough	16,886,004	134,673
Roberta E. Lenczowski	16,887,810	132,867
Matthew M. O’Connell	16,883,761	136,916
James M. Simon, Jr.	16,887,324	133,353
William W. Sprague	10,800,166	6,220,511

In addition, at the Annual Meeting, the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified with the following votes:

For	16,868,222
Against/Withheld	92,460
Abstain	59,995

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

Number	Description

10.1	Employment Agreement of Joseph F. Greeves, dated May 28, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. § 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.
(Registrant)

/s/  MATTHEW M. O’CONNELL
Matthew M. O’Connell
President and Chief Executive Officer

/s/  JOSEPH F. GREEVES
Joseph F. Greeves
Executive Vice President and Chief Financial Officer

Date: August 7, 2009