Form 10-Q
period 2009-09-30
GeoEye, Inc.
filed 2009-11-09
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of shares outstanding of Common Stock, par value $0.01, as of November 6, 2009 was 19,075,889 shares.

In this quarterly report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to trademarks, service marks and trade names that we use in conjunction with the operation of our business including, without limitation, GEOEYE®, IKONOS®, MJ HARDEN®, ORBIMAGE®, ORBVIEW®, SPACE IMAGINGtm GEOFUSEtm, GEOPROFESSIONALtm, GEOSTEREOtm, SEASTARtm, SEASTAR FISHERIES INFORMATION SERVICEsm, MARINE INFORMATION SERVICEsm, MASTERCASTtm, OCEAN MONITORING SERVICEsm, ORBBUOYtm, ORBMAPtm, and VESSEL TRACKINGtm. Each trademark, service mark or trade name of any other company appearing in this filing belongs to its holder.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$123,588	$106,733
Short-term investments	—	3,813
Accounts receivable — trade and unbilled receivables (net of allowances: 2009 — $1,015; 2008 — $738)	43,234	26,851
Income tax receivable	—	20,142
Restricted cash	4,308	—
Other current assets	15,374	34,325

Total current assets	186,504	191,864
Property, plant and equipment, net	24,977	22,748
Satellites and related ground systems, net	511,333	488,145
Goodwill	34,264	34,264
Intangible assets, net	12,346	14,335
Non-current restricted cash	14,640	—
Other non-current assets	12,986	12,978
Deferred tax assets	15,005	30,271

Total assets	$812,055	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,437	$69,763
Current portion of deferred revenue	55,782	40,629
Current deferred tax liability	5,594	5,594

Total current liabilities	105,813	115,986
Long-term debt	248,037	247,502
Long-term deferred revenue, net of current portion	200,350	199,317
Non-current income tax reserve	288	1,396

Total liabilities	554,488	564,201

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	189	184
Additional paid-in capital	217,330	210,513
Retained earnings	40,048	19,707

Total stockholders’ equity	257,567	230,404

Total liabilities and stockholders’ equity	$812,055	$794,605

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	share amounts)		share amounts)

Revenues	$79,941	$35,840	$197,853	$105,971
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	23,836	16,546	70,235	51,765
Depreciation and amortization	16,347	2,221	40,743	8,690
Selling, general and administrative	12,042	8,655	33,594	25,225
Satellite impairment	—	—	—	1,141

Total operating expenses	52,225	27,422	144,572	86,821

Income from operations	27,716	8,418	53,281	19,150
Interest expense, net	8,659	2,783	22,839	8,541

Income before provision for income taxes	19,057	5,635	30,442	10,609
Provision (benefit) for income taxes	6,530	(25,994)	10,100	(19,645)

Net income	$12,527	$31,629	$20,342	$30,254

Earnings per share
Basic	$0.67	$1.76	$1.10	$1.69

Diluted	$0.61	$1.57	$0.99	$1.49

Shares used to compute basic earnings per share	18,617	17,961	18,544	17,901
Shares used to compute diluted earnings per share	20,646	20,143	20,491	20,262

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$20,342	$30,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,743	8,690
Non-cash amortization of NGA cost share	(15,023)	—
Amortization of debt discount and issuance costs	2,648	2,648
Asset impairment	—	1,141
Change in fair value of derivative instruments	12	1,977
Deferred income taxes	—	(32,135)
Stock-based compensation	1,495	2,601
Changes in assets and liabilities:
Accounts receivable and other current assets	(19,413)	14,272
Net transfer to restricted cash	(18,949)	—
Other assets	(2,132)	(520)
Accounts payable and current liabilities	(8,225)	1,476
Income taxes receivable/payable and reserves	36,570	(16,873)
Deferred revenue	31,209	31,887

Net cash provided by operating activities	69,277	45,418
Cash flows from investing activities:
Capital expenditures	(61,731)	(130,943)
Redemption of short term investments	3,813	3,750

Net cash used in investing activities	(57,918)	(127,193)
Cash flows from financing activities:
Issuances of common stock	5,496	1,080

Net cash provided by financing activities	5,496	1,080

Net increase (decrease) in cash and cash equivalents	16,855	(80,695)
Cash and cash equivalents, beginning of period	106,733	226,761

Cash and cash equivalents, end of period	$123,588	$146,066

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$31,443	$34,375
Income taxes paid	129	28,587

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

Business

GeoEye is a premier global provider of Earth imagery, image processing services and imagery information products to government organizations and commercial businesses. We own and operate three Earth imaging satellites, GeoEye-1, IKONOS and Orbview-2, and three aircraft with advanced aerial imagery collection capabilities. GeoEye-1 is the world’s highest resolution commercial imaging satellite. In addition to our leading imagery collection capabilities, we are a global leader in the creation of enhanced imagery information products and services though our multi-source image production and processing facilities. Our products and services provide our customers with timely, accurate and accessible location intelligence. We serve the growing national and international demand for highly detailed imagery and precision mapping for applications such as national defense and intelligence, online imagery, environmental monitoring, urban planning, infrastructure planning and monitoring, resource management, and emergency preparedness. We own one of the largest commercial color digital satellite imagery libraries in the world, which contains high-resolution color imagery covering over 345 million square kilometers. We believe the combination of our satellite and aerial imaging capabilities, our enhanced image production and processing facilities and our color digital imagery library differentiate us from our competitors and enable us to deliver a comprehensive range of imaging products and services.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company evaluated subsequent events through November 9, 2009, the issuance date of our financial statements.

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

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and various customers in the ordinary course of business to serve as performance obligation guarantees. As of September 30, 2009, the Company had $18.9 million classified as restricted cash as a result of these irrevocable standby letters of credit. For purposes of the statement of cash flows, this transfer to restricted cash has been presented in operating activities as it was required to secure a customer contract.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in the third quarter of 2009 and include references to the ASC within our consolidated financial statements. The changes to the GAAP hierarchy in SFAS No. 168 did not result in any accounting changes.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements which amends ASC Topic 985-605, Software — Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Fair Value Measurements

GeoEye’s financial instruments include cash and cash equivalents, restricted cash, derivative instruments in the form of an interest rate cap, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company records debt at cost, net of debt discount and issuance costs. The Company’s publicly issued $250.0 million of Senior Secured Floating Rate Notes, or 2012 Notes, due July 1, 2012, had a carrying value of $248.0 million, and a fair value of approximately $267.5 million at September 30, 2009. The fair value was determined based on market trades of the 2012 Notes (Level 1 information).

On January 1, 2008, the Company prospectively adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. ASC Subtopic 820-10 establishes a three-

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

At September 30, 2009, other than financial instruments of cash and cash equivalents, restricted cash, derivative instrument in the form of an interest rate cap, accounts receivable, accounts payable, accrued liabilities and debt, the Company did not hold any financial assets that were required to be measured for disclosure purposes at fair value on a recurring basis.

In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC Topic 820 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three and nine months ended September 30, 2009. The Company does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

(2)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from NGA in February 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred was $483.5 million. Approximately $8.2 million of this amount was payable to subcontractors at September 30, 2009.

Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. On March 19, 2009, NGA had paid the Company its cost share obligation in full. GeoEye had deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date in February 2009. The Company recognizes this revenue on a straight-line basis over the nine-year depreciable operational life of the satellite. The Company achieved deployment of GeoEye-1 for less than the maximum cost specified in the contract with NGA. As a result, GeoEye has credited a portion of NGA’s cost share payments, approximately $20.0 million, against future imagery purchase obligations during 2009. As of September 30, 2009, $7.3 million of this credit is outstanding to apply against NGA’s future purchases.

In December 2008, the Company finalized a Service Level Agreement modification, or SLA, to the NextView contract with NGA. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA has the option to extend the contract on the same business terms through December 31, 2010. Under the SLA, GeoEye began delivering imagery to NGA in the first quarter of 2009 and recognized $38.1 million of imagery revenue during the three months ended September 30, 2009 and $87.1 million during the nine months ended September 30, 2009.

In the first nine months of 2009, GeoEye received new U.S. Government awards totaling more than $26.6 million to supply the NGA with a significant amount of value-added, imagery-based geospatial- intelligence

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products. These awards are in addition to the Service Level Agreement modification to the NextView contract and are expected to be completed during 2010. Under these awards, the Company recognized $3.2 million of imagery revenue during the three months ended September 30, 2009 and $5.3 million during the nine months ended September 30, 2009.

(3)	Satellites and Related Ground Systems

Satellites and related ground systems consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Satellites	$419,358	$12,220
Ground systems	83,728	7,359
Accumulated depreciation	(51,234)	(17,988)

Subtotal	451,852	1,591
Satellites and ground systems in process	59,481	486,554

Satellites and related ground systems, net	$511,333	$488,145

The capitalized costs of the Company’s satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets which support the construction and development. The cost of the Company’s satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The launch insurance premiums, including the period from launch through in-orbit calibration and commissioning, has been capitalized as part of the cost of the satellites and is amortized over the useful life of the satellites.

The final capitalized costs for the GeoEye-1 satellite and related ground systems were $483.5 million. Total capitalized costs related to the Company’s development efforts to build our next earth imaging satellite, GeoEye-2, were $59.4 million and $29.9 million at September 30, 2009 and December 31, 2008, respectively.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with its indenture. As of September 30, 2009. we carried $250.0 million in-orbit insurance on GeoEye-1, comprised in part by $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, of such coverage, $20.0 million expires on September 6, 2010, $117 million expires December 1, 2010 and $50 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite which expires December 1, 2010.

Total satellite and related ground systems depreciation expense was $13.6 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively and $33.2 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.

(4)	Income Taxes

The Company’s effective tax rate was 37.0% and 38.7% before discrete items for the nine months ended September 30, 2009 and 2008, respectively. Income tax expense (benefit) was $6.5 million and ($26.0) million including discrete items for the three months ended September 30, 2009 and 2008, respectively. Income tax expense (benefit) was $10.1 million and ($19.6) million including discrete items for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent book / tax difference items. Total discrete items of ($1.2) million for the nine months ended September 30, 2009 are composed of an uncertain tax position adjustment, prior period research and development credits and changes in the state blended rate to adjust the provision to the filed tax returns. In the third quarter of 2008, the

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company reversed an uncertain tax position amount of $29.6 million benefit related to the change in accounting method for the NextView cost-share payment and the Company recorded an additional uncertain tax position of $1.8 million for interest and penalties related to late payment of 2007 tax liabilities due to adjustment of net operating losses.

GeoEye records certain liabilities related to uncertain tax positions. The total liability for unrecognized tax benefits as of September 30, 2009 and December 31, 2008 was $0.3 million and $1.4 million, respectively. During the nine months ended September 30, 2009, the Company reversed a net $1.1 million related to the settlement of various penalty and interest claims.

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

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Accounts payable and accrued expenses	$14,307	$19,653
Accrued payroll	8,847	6,555
Accrued expenses — subcontractors	11,308	27,738
Accrued interest payable	7,813	15,817
Income tax payable	2,162	—

Total accounts payable and accrued expenses	$44,437	$69,763

(6)	Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest expense	$8,695	$10,742	$26,098	$30,880
Capitalized interest	—	(7,033)	(2,919)	(18,168)
Interest income	(36)	(926)	(340)	(4,171)

Total interest expense, net	$8,659	$2,783	$22,839	$8,541

Interest expense, net, includes interest expense on the 2012 Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense and interest income.

The 2012 Notes were issued at a discount of 2.0% of total principal. The 2012 Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0% plus a margin of 9.5%. The rate as of September 30, 2009 was 12.50%. Interest expense related to the 2012 Notes was $8.7 million and $9.9 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense related to the 2012 Notes was $26.1 million and $28.9 million for the nine months ended September 30, 2009 and 2008, respectively. See Note (11), Subsequent Event, for further description of these 2012 Notes.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the issuance of the 2012 Notes, the Company entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the 2012 Notes was fixed at 13.75% through July 1, 2008. In February 2008, the Company entered into a $250.0 million interest rate cap agreement that is intended to protect it from increases in interest rates by limiting its interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. As of September 30, 2009 the fair value of the interest rate cap was zero. The Company recorded an unrealized loss of $0.3 million for the three months ended September 30, 2008 and an unrealized loss of $2.0 million for the nine months ended September 30, 2008 in interest expense on the derivative instruments.

(7)	Shareholders’ Equity

Earnings per share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator for basic and diluted income per common share:
Net income	$12,527	$31,629	$20,342	$30,254

Denominator:
Weighted average shares outstanding used to compute basic EPS	18,617	17,961	18,544	17,901
Dilutive effect of:
Warrants	1,841	1,960	1,732	2,141
Stock options, deferred stock units, employee purchase plan shares and restricted stock	188	222	215	220

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	20,646	20,143	20,491	20,262

Outstanding stock options to purchase 50,775 and 194,128 shares of the Company’s common stock for the three and nine months ended September 30, 2009, respectively, were excluded from the computation of the dilutive EPS as the exercise prices exceeded the average market price during the period. For the three and nine months ended September 30, 2008, 59,525 and 39,525, respectively, of outstanding stock options to purchase shares of the Company’s common stock were not included in the calculation of the diluted loss per share amounts as their effect was anti-dilutive.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2009 consisted of the following (in thousands):

Balance at January 1, 2009	$230,404
Net income for the nine months ended September 30, 2009	20,342
Warrant exercises	4,974
Issuance of common stock	522
Surrender of common stock to cover employees’ tax liability	(277)
Tax benefit of option exercises	107
Stock-based compensation	1,495

Balance at September 30, 2009	$257,567

Comprehensive Income

For the three and nine months ended September 30, 2009 and 2008, there were no material differences between net income as reported and comprehensive income.

Warrants

As of September 30, 2009 there were outstanding warrants to purchase up to 2.8 million shares of common stock at a weighted average exercise price of $10.00 per share. The warrants expire on March 25, 2010. During the nine months ended September 30, 2009, 324,326 warrants that were granted on March 25, 2005 were exercised at a weighted average exercise price of $10.00. During the first quarter of 2009, 115,385 warrants that were granted on January 1, 2006 were exercised at a weighted average exercise price of $15.00.

(8)	Significant Customer

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. Government, the Company’s largest customer, of $53.6 million and $15.2 million, for the third quarter of 2009 and 2008, representing 67% and 42% of total revenues, respectively. The Company recognized revenue of $129.7 million and $40.5 million under its contracts with the U.S. Government, for the nine months ended September 30, 2009 and 2008, representing 66% and 38% of total revenues, respectively. GeoEye had no other customers for whom revenues exceeded 10% of total revenues during the three or nine months ended September 30, 2009 or 2008.

The Company has two product lines which are: (a) Imagery and (b) Production and Other Services.

Total revenues were as follows: (in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Imagery	$62,092	$24,939	$150,776	$72,630
NextView cost share	6,038	—	15,023	—
Production and other services	11,811	10,901	32,054	33,341

Total revenues	$79,941	$35,840	$197,853	$105,971

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total domestic and foreign revenues were as follows (in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Domestic	$57,919	$20,257	$139,276	$59,443
Foreign	22,022	15,583	58,577	46,528

Total revenues	$79,941	$35,840	$197,853	$105,971

(9)	Commitments and Contingencies

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended September 30, 2009 and 2008 was approximately $0.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $1.6 million and $1.2 million, respectively.

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

(10)	Financial Information of Guarantor Subsidiary

The 2012 Notes issued by the Company are guaranteed by ORBIMAGE Inc. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of ORBIMAGE Inc., the subsidiary guarantor of the 2012 Notes, and the capital stock of its other non-guarantor subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries. ORBIMAGE Inc.’s guarantee of the 2012 Notes is full and unconditional. There are no significant restrictions on the ability of the Company to obtain funds from ORBIMAGE Inc. by dividend or loan. There are also no significant restrictions on the ability of ORBIMAGE Inc. to obtain funds from the Company by dividend or loan.

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

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,745	$99,396	$21,447	$—	$123,588
Short-term investments	—	—	—	—	—
Accounts receivable-trade and unbilled receivables, net	—	33,601	9,633	—	43,234
Income tax receivable	—	—	—	—	—
Restricted cash	—	4,308	—	—	4,308
Other current assets	—	14,463	911	—	15,374
Amounts due from related parties	50,013	(86,989)	36,976	—	—

Total current assets	52,758	64,779	68,967	—	186,504
Property, plant and equipment, net	—	10,885	14,092	—	24,977
Satellites and related ground systems, net	—	451,999	59,334	—	511,333
Goodwill	—	28,490	5,774	—	34,264
Intangible assets, net	—	—	12,346	—	12,346
Non-current restricted cash	—	14,640	—	—	14,640
Investment in subsidiaries	454,032	—	—	(454,032)	—
Other non-current assets	8,875	3,111	1,000	—	12,986
Deferred tax assets	202	18,069	(3,266)	—	15,005

Total assets	$515,867	$591,973	$158,247	$(454,032)	$812,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,975	$29,823	$4,639	$—	$44,437
Current portion of deferred revenue	—	52,299	3,483	—	55,782
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	9,975	87,716	8,122	—	105,813
Long-term debt	248,037	—	—	—	248,037
Long-term deferred revenue, net of current portion	—	200,350	—	—	200,350
Non-current income tax reserve	288	—	—	—	288

Total liabilities	258,300	288,066	8,122	—	554,488
Stockholders’ equity	257,567	303,907	150,125	(454,032)	257,567

Total liabilities and stockholders’ equity	$515,867	$591,973	$158,247	$(454,032)	$812,055

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$18,549	$25,448	$62,736	$—	$106,733
Short-term investments	—	3,813	—	—	3,813
Accounts receivable- trade and unbilled
receivables, net	—	16,026	10,825	—	26,851
Income tax receivable	20,142	—	—	—	20,142
Other current assets	1,154	31,963	1,208	—	34,325
Amounts due from related parties	25,933	(44,597)	18,664	—	—

Total current assets	65,778	32,653	93,433	—	191,864
Property, plant and equipment, net	—	10,494	12,254	—	22,748
Satellites and related ground systems, net	—	451,552	36,593	—	488,145
Goodwill	—	28,490	5,774	—	34,264
Intangible assets, net	—	7	14,328	—	14,335
Investment in subsidiaries	419,283	—	—	(419,283)	—
Other non-current assets	9,871	2,107	1,000	—	12,978
Deferred tax assets	188	30,042	41	—	30,271

Total assets	$495,120	$555,345	$163,423	$(419,283)	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,818	$45,197	$8,748	$—	$69,763
Current portion of deferred revenue	—	36,450	4,179	—	40,629
Current deferred tax liability	—	5,594	—	—	5,594

Total current liabilities	15,818	87,241	12,927	—	115,986
Long-term debt	247,502	—	—	—	247,502
Long-term deferred revenue, net of current portion	—	199,317	—	—	199,317
Non-current income tax reserve	1,396	—	—	—	1,396

Total liabilities	264,716	286,558	12,927	—	564,201
Stockholders’ equity	230,404	268,787	150,496	(419,283)	230,404

Total liabilities and stockholders’ equity	$495,120	$555,345	$163,423	$(419,283)	$794,605

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$69,817	$11,102	$(978)	$79,941
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	17,025	7,789	(978)	23,836
Depreciation and amortization	—	14,919	1,428	—	16,347
Selling, general and administrative	—	9,245	2,797	—	12,042

Total operating expenses	—	41,189	12,014	(978)	52,225

Income (loss) from operations	—	28,628	(912)	—	27,716
Interest expense (income), net	8,695	(26)	(10)	—	8,659
Equity in earnings of subsidiary	(18,040)	—	—	18,040	—

Income (loss) before provision for income taxes	9,345	28,654	(902)	(18,040)	19,057
(Benefit) provision for income taxes	(3,182)	10,050	(338)	—	6,530

Net income (loss)	$12,527	$18,604	$(564)	$(18,040)	$12,527

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Revenues	$—	$13,945	$28,177	$(6,282)	$35,840
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	9,792	13,036	(6,282)	16,546
Depreciation and amortization	—	1,012	1,209	—	2,221
Selling, general and administrative	—	956	7,699	—	8,655
Inventory impairment and satellite impairment	—	—	—	—	—

Total operating expenses	—	11,760	21,944	(6,282)	27,422

Income from operations	—	2,185	6,233	—	8,418
Interest expense (income), net	3,183	(888)	488	—	2,783
Equity in earnings of subsidiary	(33,580)	—	—	33,580	—

Income before provision for income taxes	30,397	3,073	5,745	(33,580)	5,635
(Benefit) provision for income taxes	(1,232)	(26,986)	2,224	—	(25,994)

Net income	$31,629	$30,059	$3,521	$(33,580)	$31,629

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$163,132	$39,479	$(4,758)	$197,853
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	47,807	27,186	(4,758)	70,235
Depreciation and amortization	—	36,644	4,099	—	40,743
Selling, general and administrative	—	24,806	8,788	—	33,594

Total operating expenses	—	109,257	40,073	(4,758)	144,572

Income (loss) from operations	—	53,875	(594)	—	53,281
Interest expense (income), net	23,174	(78)	(257)	—	22,839
Equity in earnings of subsidiary	(34,944)	—	—	34,944	—

Income (loss) before provision for income taxes	11,770	53,953	(337)	(34,944)	30,442
(Benefit) provision for income taxes	(8,572)	18,891	(219)	—	10,100

Net income (loss)	$20,342	$35,062	$(118)	$(34,944)	$20,342

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$41,805	$80,626	$(16,460)	$105,971
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	—	29,407	38,818	(16,460)	51,765
Depreciation and amortization	—	3,045	5,645	—	8,690
Selling, general and administrative	—	4,845	20,380	—	25,225
Inventory impairment and satellite impairment	—	1,141	—	—	1,141

Total operating expenses	—	38,438	64,843	(16,460)	86,821

Income from operations	—	3,367	15,783	—	19,150
Interest expense (income), net	12,332	(3,791)	—	—	8,541
Equity in earnings of subsidiary	(37,813)	—	—	37,813	—

Income before provision for income taxes	25,481	7,158	15,783	(37,813)	10,609
(Benefit) provision for income taxes	(4,773)	(20,981)	6,109	—	(19,645)

Net income	$30,254	$28,139	$9,674	$(37,813)	$30,254

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(21,300)	$57,470	$33,107	$—	$69,277
Cash flows from investing activities:
Capital expenditures	—	(35,035)	(26,696)	—	(61,731)
Redemption of short-term investments	—	3,813	—	—	3,813
Intercompany transfer	—	—	(47,700)	47,700	—

Net cash used in investing activities	—	(31,222)	(74,396)	47,700	(57,918)
Cash flows from financing activities:
Issuances of common stock	5,496	—	—	—	5,496
Intercompany transfer	—	47,700	—	(47,700)	—

Net cash provided by financing activities	5,496	47,700	—	(47,700)	5,496

Net (decrease) increase in cash and cash equivalents	(15,804)	73,948	(41,289)	—	16,855
Cash and cash equivalents, beginning of period	18,549	25,448	62,736	—	106,733

Cash and cash equivalents, end of period	$2,745	$99,396	$21,447	$—	$123,588

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008

	Unconsolidated
		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(36,987)	$55,417	$26,988	$45,418
Cash flows from investing activities:
Capital expenditures	—	(128,487)	(2,456)	(130,943)
Redemption of short-term investments	—	3,750	—	3,750

Net cash used in investing activities	—	(124,737)	(2,456)	(127,193)
Cash flows from financing activities:
Issuances of common stock	1,080	—	—	1,080

Net cash provided by financing activities	1,080	—	—	1,080

Net (decrease) increase in cash and cash equivalents	(35,907)	(69,320)	24,532	(80,695)
Cash and cash equivalents, beginning of period	38,645	109,258	78,858	226,761

Cash and cash equivalents, end of period	$2,738	$39,938	$103,390	$146,066

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Subsequent Event

On October 9, 2009, the Company closed a private debt offering of $400 million in aggregate principal of 9.625% Senior Secured Notes due October 1, 2015, or 2015 Notes. Interest payments on the new $400.0 million commitment will be made semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The net proceeds of the 2015 Notes offering were used to fund the repurchase of $249.5 million in outstanding aggregate principal, or approximately 99.8%, of the Company’s outstanding $250.0 million 2012 Notes as part of a tender offer to purchase the 2012 Notes which expired on October 8, 2009. The Company will use a portion of the net proceeds to satisfy and discharge the remaining $0.5 million in aggregate principal as well as for general corporate purposes, which may include funding a portion of the costs of constructing a new high-resolution satellite.

Under the terms of the tender offer for the 2012 Notes, $249.5 million of the Notes were tendered and the holders received $1,070 per $1,000 in principal amount for the 2012 Notes. Approximately $0.5 million of the 2012 Notes were not tendered and will remain outstanding until January 22, 2010 at which time the Company can exercise its rights to discharge these final 2012 Notes and the holders will receive $1,040 per $1,000 in principal amount of their 2012 Notes. The Company has escrowed funds for this remaining tender. The Company expects to write-off in the fourth quarter the remaining unamortized prepaid financing costs, unamortized discount, and tender premium related to the 2012 Notes totaling approximately $27.1 million.

The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The 2015 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events, including, but not limited to the factors set forth below, under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 2, 2009, or 2008 Annual Report, and in our other Exchange Act filings. The forward-looking statements made in this Quarterly Report reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	risks associated with operating our in-orbit satellites;

•	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;

•	potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we have to pay for such launches;

•	our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

•	termination, suspension or other changes of funding or purchase levels under contracts with U.S. Government agencies;

•	market acceptance of our products and services;

•	our ability to maintain and protect our Earth imagery content and our image archives against damage;

•	possible future losses on satellites that are not adequately covered by insurance;

•	domestic and international government regulation;

•	changes in our revenue backlog or expected revenue backlog for future services;

•	pricing pressure and overcapacity in the markets in which we compete;

•	inadequate access to capital markets;

•	the competitive environment in which we operate;

•	customer defaults on their obligations owed to us;

•	our international operations and other uncertainties associated with doing business internationally; and

•	litigation.

These cautionary statements should not be construed to be exhaustive and are made only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2008 Annual Report. In preparing the discussion and analysis contained in this Item 2, we assume that readers have read or have access to the discussion and analysis contained in the 2008 Annual Report and in our other Exchange Act filings. In addition, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and “Part I — Item 1A — Risk Factors,” which describes key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Annual Report.

Overview

GeoEye is a premier global provider of Earth imagery, image processing services and imagery information products to government organizations and commercial businesses. We own and operate three Earth imaging satellites, GeoEye-1, IKONOS and OrbView-2, and three aircraft with advanced aerial imagery collection capabilities. GeoEye-1 is the world’s highest resolution commercial imaging satellite. In addition to our leading imagery collection capabilities, we are a global leader in the creation of enhanced imagery information products and services though our multi-source image production and processing facilities. Our products and services provide our customers with timely, accurate and accessible location intelligence. We serve the growing national and international demand for highly detailed imagery and precision mapping for applications such as national defense and intelligence, online imagery, environmental monitoring, urban planning, infrastructure planning and monitoring, resource management, and emergency preparedness. We own one of the largest commercial color digital satellite imagery libraries in the world, which contains high-resolution color imagery covering over 345 million square kilometers. We believe the combination of our satellite and aerial imaging capabilities, our enhanced image production and processing facilities and our color digital imagery library differentiate us from our competitors and enable us to deliver a comprehensive range of imaging products and services.

OrbView-2 has been used to deliver data to commercial fishermen as part of our SeaStar fisheries information services. We have developed alternative data sources for these SeaStar fisheries information services. OrbView-2 also delivers data to the scientific and academic communities. These activities are insignificant to our overall revenues. We are currently in the process of analyzing the total costs of our OrbView-2 operations and comparing them to the revenues of OrbView-2.

Our revenues are primarily derived from the sale of imagery collected by our satellites, from production and other services provided to our customers and from the amortization of deferred revenue relating to cost share amounts received from the NGA under our NextView contract. We also derive information from the sale of advanced information products and services.

Revenues are generally recognized upon delivery of products or services. Revenues from NGA cost share amounts under our NextView contract are recognized on a straight-line basis over the expected nine-year operational life of our GeoEye-1 satellite, which started commercial operations in February 2009. Our operating expenses principally comprise direct costs of revenue (principally labor and overhead, subcontractor, purchased imagery and satellite insurance), depreciation and amortization, principally relating to our satellites, and selling, general and administrative expenses, which include costs associated with administrative and general management functions, as well as costs from marketing, advertising, promotion and other selling expenses. Our expenses also include interest expense on our 2012 Notes. We capitalize the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our commercial satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1, which is nine years. Following launch and in-orbit commissioning, insurance premium amounts are charged to expense ratably over the related policy periods.

Impact of Significant Transactions

GeoEye-1 Satellite, NextView Program and Service Level Agreement

The U.S. Government’s National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the constructing of a new satellite, GeoEye-1, and began delivering imagery from GeoEye-1 to the NGA in the first quarter of 2009.

GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. GeoEye-1 is currently the world’s highest-resolution and highest-accuracy commercial imagery satellite and offers both black and white and color imagery. The GeoEye-1 satellite was constructed as part of our participation in the NextView program. We achieved deployment of GeoEye-1 for less than the maximum cost specified in our NextView contract with the NGA.

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems were $483.5 million. Approximately $8.2 million of this amount was payable to subcontractors at September 30, 2009. Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. On March 19, 2009, the NGA paid us the final installment of its cost share obligation. We recognize this as revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the three months and nine months ended September 30, 2009, we recognized $6.0 million and $15.0 million of deferred revenue under the NextView contract, respectively.

On December 9, 2008, we entered into a Service Level Agreement, or SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. The SLA provides for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the SLA, to the extent that less than $12.5 million is paid by NGA in any month, the shortfall is used to fund an extension of the contract. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA has the option to extend the contract on the same business terms through December 31, 2010. During the three months and nine months ended September 30, 2009, we recognized $38.1 million and $87.1 million of revenue under the SLA, respectively.

In addition to the SLA modification to the NextView contract, we received new U.S. Government awards during the nine months ended September 30, 2009, totaling more than $26.6 million to supply geospatial products and services. Under these awards, which are expected to be completed during 2010, we will provide the NGA with a significant amount of value-added, imagery-based geospatial-intelligence products. We began delivering imagery to the NGA under the new awards in the first quarter of 2009 and recognized $3.2 million of imagery revenue during the three months ended September 30, 2009 and $5.3 million during the nine months ended September 30, 2009.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and 2008

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$79,941	100.0%	$35,840	100.0%	$44,101	123.0%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	23,836	29.8	16,546	46.2	7,290	44.1
Depreciation and amortization	16,347	20.4	2,221	6.2	14,126	636.0
Selling, general and administrative	12,042	15.1	8,655	24.1	3,387	39.1
Satellite impairment	—	—	—	—	—	—

Total operating expenses	52,225	65.3	27,422	76.5	24,803	90.4

Income from operations	27,716	34.7	8,418	23.5	19,298	229.2

Interest expense, net	8,659	10.8	2,783	7.8	5,876	211.1

Income before provision (benefit) for income taxes	19,057	23.8	5,635	15.7	13,422	238.2

Provision (benefit) for income taxes	6,530	8.2	(25,994)	(72.5)	32,524	(125.1)

Net income	$12,527	15.7	$31,629	88.3	$(19,102)	60.4

Revenues

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Imagery	$62,092	77.7%	$24,939	69.6%	$37,153	149.0%
NextView cost share	6,038	7.6	—	—	6,038	100.0
Production and other services	11,811	14.8	$10,901	30.4	910	8.3

Total revenues	$79,941	100.0	$35,840	100.0	$44,101	123.0

Imagery revenues primarily include imagery sales, as well as affiliate access fees and operations and maintenance fees. NextView cost share revenues includes the recognition of deferred revenue related to the cost share amounts from the NGA. Imagery revenues increased $37.2 million primarily due to substantial increases in the levels of deliveries to NGA using GeoEye-1 under the new 2009 SLA contract. Production and other services revenues increased by a net $0.9 million for three months ended September 30, 2009 compared to the same period in 2008 primarily due to a $2.5 million increase in our value-added production services offset by $1.7 million of decreases from our digital aerial imagery service and to a lesser extent the SeaStar fisheries information service and businesses, both of which have been negatively affected by the economic downturn.

Total domestic and foreign revenues were as follows (in thousands):

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Domestic	$57,919	72.5%	$20,257	56.5%	$37,662	185.9%

Foreign	22,022	27.5	15,583	43.5	6,439	41.3

Total revenues	$79,941	100.0	$35,840	100.0	$44,101	123.0

Domestic revenues include those from the SLA, recognition of deferred revenue related to the cost share payments from the NGA, commercial imagery sales, as well as sales of value-added products and services. Domestic revenues increased $37.7 million primarily due to the substantial increase in imagery provided by Geo-Eye-1 under the SLA agreement. Foreign revenues include access fee agreements with our international regional affiliates, regional affiliate ground station operation and maintenance contracts and commercial imagery sales. Foreign revenues increased $6.4 million primarily due to our international regional affiliates expanding their imagery demands to include access to the new GeoEye-1 satellite.

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$14,190	17.8%	$6,448	18.0%	$7,742	120.1%
Subcontractor	6,491	8.1	6,086	17.0	405	6.7
Other direct costs	2,364	3.0	3,862	10.8	(1,498)	(38.8)
Satellite insurance	791	1.0	150	0	641	427.3

Total direct costs of revenue	$23,836	29.8	$16,546	46.2	$7,290	44.1

Direct costs of revenue include the costs of operating our satellites and related ground systems, as well as construction and on-going costs related to our operations and maintenance contracts. Subcontractor costs primarily include payments to third parties for support to operate the IKONOS satellite and its related ground systems. Other direct costs include third party costs and fees to support our satellite program as well as payments to international regional affiliates to purchase IKONOS imagery collected by them in their exclusive regions which we resell to our customers. Labor and overhead costs increased $7.7 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to increased labor and overhead related to the operational maintenance of the new GeoEye-1 satellite, which became operational in the first quarter of 2009. Other direct costs decreased $1.5 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to our decreased need to buy back from our regional affiliates IKONOS imagery for resale to other customers. Satellite insurance increased $0.6 million for the three months ended September 30, 2009 compared to the same period in 2008 due to the commencement of amortization of on-orbit insurance premiums for GeoEye-1 in early 2009.

Depreciation and Amortization

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$15,687	19.6%	$1,538	4.3%	$14,149	920.0%
Amortization	660	0.8	683	1.9	(23)	(3.4)

Total depreciation and amortization	$16,347	20.4	$2,221	6.2	$14,126	636.0

The increase of $14.1 million in depreciation for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to GeoEye-1’s commencement of operations in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden Associates Inc., or MJ Harden, and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll, commissions, and related costs	$6,900	8.6%	$5,383	15.0%	$1,517	28.2%
Professional fees	3,352	4.2	2,014	5.6	1,338	66.4
Other	1,790	2.2	1,258	3.5	532	42.3

Total selling, general and administrative expenses	$12,042	15.1	$8,655	24.1	$3,387	39.1

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions as well as the costs of marketing, advertising, promotion and other selling expenses. Payroll, commissions, and related costs increased $1.5 million primarily due to increases in headcount and commissions as a result of growth of the Company’s operations. The increase in professional fees of $1.3 million for the three months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to fees for new business development, accounting and tax related services.

Interest Expense, net

The composition of interest expense, net, was as follows:

					Change Between
	For the Three Months Ended September 30,				2008
	2009		2008		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$8,695	10.9%	$10,742	30.0%	$(2,047)	(19.1)%
Capitalized interest	—	—	(7,033)	(19.6)	7,033	100.0
Interest income	(36)	(0.0)	(926)	(2.6)	890	96.1

Total interest expense, net	$8,659	10.8	$2,783	7.8	$5,876	211.1

Interest expense includes interest expense on our 2012 Notes, amortized prepaid financing costs, amortization of debt discount and market adjustments to fair value of the related derivative instruments. Interest expense related to the 2012 Notes was $8.7 million and $9.9 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense, net, increased due to the decreased capitalization of interest due to the commencement of GeoEye-1’s operations in February 2009.

The 2012 Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and was effective July 1, 2008 and terminates January 1, 2010. We recorded an unrealized loss of $0.3 million in interest expense for the three months ended September 30, 2008 on these derivative instruments. The cap has no value and has been written down to zero as of September 30, 2009.

Interest income decreased by $0.9 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to lower cash and investment balances and lower interest rates.

Provision for Income Taxes

Our effective tax rate for the year ended December 31, 2008 was 42.5% before discrete items and is estimated to be 37.0% for the year ending December 31, 2009. Income tax expense (benefit) was $6.5 million and ($26.0) million including discrete items for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items. Total discrete items of ($1.2) million for the nine months ended September 30, 2009 are composed of an uncertain tax position adjustment, prior period research and development credits and changes in the state blended rate to adjust the provision to the filed tax returns. In the third quarter of 2008, the Company reversed an uncertain tax position amount of $29.6 million benefit related to the change in accounting method for the NextView cost-share payment and the company recorded an additional uncertain tax position of $1.8 million for interest and penalties related to late payment of 2007 tax liabilities due to adjustment of net operating losses.

We record liabilities related to uncertain tax positions and disclose in our financial statements uncertain tax positions that our company has taken or expects to take on a tax return. The total liability for unrecognized tax benefits as of September 30, 2009 and December 31, 2008 was $0.3 million and $1.4 million, respectively. During the nine months ended September 30, 2009, we reversed a net $1.1 million related to the reversal and payment of various penalty and interest claims. The majority of the remaining balance represents penalties and interest relating to federal and state income tax filings which would impact our effective tax rate if recognized.

We anticipate a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions on penalty abatements within the next 12 months. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows for the next 12 months.

Results of Operations

Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and 2008

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$197,853	100.0%	$105,971	100.0%	$91,882	86.7%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	70,235	35.5	51,765	48.8	18,470	35.7
Depreciation and amortization	40,743	20.6	8,690	8.2	32,053	368.8
Selling, general and administrative	33,594	17.0	25,225	23.8	8,369	33.2
Satellite impairment	—	—	1,141	1.1	(1,141)	(100.0)

Total operating expenses	144,572	73.1	86,821	81.9	57,751	66.5

Income from operations	53,281	26.9	19,150	18.1	34,131	178.2

Interest expense, net	22,839	11.5	8,541	8.1	14,298	167.4

Income before provision (benefit) for income taxes	30,442	15.4	10,609	10.0	19,833	186.9

Provision (benefit) for income taxes	10,100	5.1	(19,645)	(18.5)	29,745	(151.4)

Net income	$20,342	10.3	$30,254	28.5	$(9,912)	32.8

Revenues

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Imagery	$150,776	76.2%	$72,630	68.5%	$78,146	107.6%
NextView cost share	15,023	7.6	—	—	15,023	100.0
Production and other services	32,054	16.2	33,341	31.5	(1,287)	(3.9)

Total revenues	$197,853	100.0	$105,971	100.0	$91,882	86.7

Imagery revenues increased $78.1 million primarily due to the substantial increase in levels of deliveries to NGA using GeoEye-1 under the new 2009 SLA contract. NextView cost share revenues include the recognition of deferred revenue related to the cost share amounts from NGA. Production and other services revenues decreased by a net $1.3 million for nine months ended September 30, 2009 compared to the same period in 2008 primarily due to $2.7 million of revenue decreases from the combination of our digital aerial imagery service and to a lesser extent the SeaStar fisheries information service and businesses both of which have been negatively affected by the economic downturn. This revenue decline was offset by a $1.4 million increase in our value-added production services.

Total domestic and foreign revenues were as follows (in thousands):

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Domestic	$139,276	70.4%	$59,443	56.1%	$79,833	134.3%
Foreign	58,577	29.6	46,528	43.9	12,049	25.9

Total revenues	$197,853	100.0	$105,971	100.0	$91,882	86.7

Domestic revenues increased $79.8 million primarily due to the substantial increase in levels of deliveries to NGA using GeoEye-1 under the new SLA contract. Foreign revenues increased $12.0 million primarily due to our international regional affiliates expanding their imagery demands to include access to the new GeoEye-1 satellite.

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$36,582	18.5%	$20,545	19.4%	$16,037	78.1%
Subcontractor	19,764	10.0	18,065	17.0	1,699	9.4
Other direct costs	7,244	3.7	12,705	12.0	(5,461)	(43.0)
Satellite insurance	6,645	3.4	450	0.4	6,195	1,376.7

Total direct costs of revenue	$70,235	35.5	$51,765	48.8	$18,470	35.7

Labor and overhead costs increased $16.0 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to increased labor and overhead related to the operation of the GeoEye-1 satellite, which was not operational during the nine months ended September 30, 2008. Other direct costs decreased $5.5 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to our decreased need to buy back from our regional affiliates IKONOS imagery for resale to other customers. Satellite insurance increased $6.2 million for the nine months ended September 30, 2009 compared to the same period in 2008 due to the commencement of amortization of insurance premiums for GeoEye-1 satellite which began operations in February 2009.

Depreciation and Amortization

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$38,754	19.6%	$6,640	6.3%	$32,114	483.6%
Amortization	1,989	1.0	2,050	1.9	(61)	(3.0)

Total depreciation and amortization	$40,743	20.6	$8,690	8.2	$32,053	368.8

The increase of $32.1 million in depreciation for the nine months ended September 30, 2009 from the same period in 2008 was primarily due to the GeoEye-1 satellite’s commencement of operations in February 2009, at which time we began depreciating the GeoEye-1 satellite and the related ground systems.

Selling, General and Administrative Expenses

					Change Between
	For the Nine Months Ended September 30,				2008
Selling, General and Administrative	2009		2008		and 2009
Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll, commissions, and related costs	$17,476	8.8%	$14,862	14.0	$2,614	17.6%
Professional fees	10,398	5.3	5,797	5.5	4,601	79.4
Other	5,720	2.9	4,566	4.3	1,154	25.3

Total selling, general and administrative expenses	$33,594	17.0	$25,225	23.8	$8,369	33.2

The increase of $8.4 million for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to increased staffing and commission costs and professional fees for new business development as well as accounting and tax related services as we establish our internal accounting infrastructure.

Satellite Impairment

We had a post-launch in-orbit milestone payment obligation with Orbital Sciences in connection with the post-launch performance of OrbView-3 that was written off in the first quarter of 2007 as a result of the loss of OrbView-3. The obligation was subsequently settled and $1.1 million was paid in April 2008.

Interest Expense, net

The composition of interest expense, net, was as follows:

					Change Between
	For the Nine Months Ended September 30,				2008
	2009		2008		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$26,098	13.2%	$30,880	29.1%	$(4,782)	(15.5)%
Capitalized interest	(2,919)	(1.5)	(18,168)	(17.1)	15,249	83.9
Interest income	(340)	(0.2)	(4,171)	(3.9)	3,831	91.8

Total interest expense, net	$22,839	11.5	$8,541	8.1	$14,298	167.4

Net interest expense increased due to the decrease in capitalization of interest as a result of the commencement of GeoEye-1’s operations in February 2009 offset in part by declining interest rates applicable on the 2012 Notes. Interest expense related to the 2012 Notes was $26.1 million and $28.9 million for the nine months ended September 30, 2009 and 2008, respectively.

We recorded an unrealized loss of $2.0 million on derivative instruments for the nine months ended September 30, 2008. This is included in net interest expense.

Interest income decreased by $3.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to lower cash balances available for investment and lower interest rates.

Provision for Income Taxes

Income tax expense was $10.1 million and ($19.6) million including discrete items for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

We record liabilities related to uncertain tax positions. The total liability for unrecognized tax benefits as of September 30, 2009 and December 31, 2008 was $0.3 million and $1.4 million, respectively. During the nine months ended September 30, 2009, we reversed $1.1 million related to the settlement of penalty and interest claims from our 2007 income tax filings. The majority of the remaining balance represents penalties and interest relating to federal and state income tax filings which would impact our effective tax rate if recognized.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income (loss) before depreciation and amortization expenses, net interest income or expense, income tax expense (benefit), non-cash loss on inventory and investment impairments and non-cash stock compensation expense. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term under financial performance under GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

The use of adjusted EBITDA as an analytical tool has limitations and it should not considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, or future requirements, for all contractual commitments;

•	it does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

•	it does not reflect cash requirements for the payment of income taxes when due;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as an alternative to net income or cash flow from operations determined in accordance with GAAP. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other GAAP measures, such as cash flow provided by (used in) operating activities and capital expenditures, to measure our liquidity. Our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

A reconciliation of net income to adjusted EBITDA is as follows (in thousands):

	For the Three		For the Nine
	Months		Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$12,527	$31,629	$20,342	$30,254
Adjustments:
Interest expense, net	8,659	2,783	22,839	8,541
Provision for income taxes	6,530	(25,994)	10,100	(19,645)
Depreciation and amortization	16,347	2,221	40,743	8,690
Non-cash stock-based compensation expense	466	1,558	1,495	2,601

Adjusted EBITDA	$44,529	$12,197	$95,519	$30,441

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

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $69.3 million and $45.4 million for the nine months ended September 30, 2009 and 2008 respectively. The increase of $23.9 million in the nine months ended September 30, 2009 from the same period in 2008 was primarily due to a $26.6 million income tax refund for 2008 offset by a $18.9 million net transfer of unrestricted cash and cash equivalents to restricted cash to secure certain performance obligation guarantees, as well as increased depreciation and amortization and increases in accounts receivable and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $57.9 million and $127.2 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures decreased by $69.3 million in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in capital expenditures was primarily attributable to expenditures related to the construction of GeoEye-1 that were incurred in 2008 prior to the successful launch of the satellite in February 2009. We also incurred $29.6 million of capital expenditures for GeoEye-2 during the nine months ended September 30, 2009. We are continuing to evaluate our options regarding the timing and structure for the potential construction of GeoEye-2 in conjunction with the selection of the satellite builder and our discussions with the U.S. Government.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.5 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively and was related to the issuances of common stock primarily due to exercise of warrants.

GeoEye-2 Satellite

We believe that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 timeframe. Given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007 pursuant to which ITT has commenced work on the advanced camera for GeoEye-2, which could be used to accelerate the deployment of GeoEye-2 so that it could be launched in late 2012 and commercially available in the 2013 timeframe. As of September 30, 2009 we have spent a total of $59.4 million on components of GeoEye-2. We view these expenditures as prudent and believe they will position us to move quickly should an opportunity arise to expand our existing NGA relationship to offer additional services requiring the launch of a new satellite. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its Enhanced View Program. Prior to launch and commissioning GeoEye-2, we may require additional capital depending on the terms of our agreement, if any, with NGA. If we were not to build GeoEye-2 on an accelerated basis, we would most likely proceed so that a new high-resolution satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe.

Long Term Debt

On June 29, 2005, we issued $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012, or 2012 Notes. At September 30, 2009, the carrying value of the 2012 Notes, net of unamortized discount of $2.0 million, was $248.0 million.

The indenture governing the 2012 Notes contains a covenant that limits our ability to pay dividends or make other restricted payments until the principal amount of all the 2012 Notes has been repaid. We may redeem the 2012 Notes beginning in January 2010. The 2012 Notes may be redeemed at 104% of par for the first twelve-month period, at 102% of par for the next twelve-month period, and at par thereafter.

The indenture governing our 2012 Notes contains a covenant that restricts our ability to incur additional indebtedness unless we can comply with a fixed charge coverage ratio and comply with certain other requirements. Subject to certain exceptions, we may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted EBITDA to total consolidated debt less cash on hand for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Under the covenants contained in the indenture governing our 2012 Notes, we are required to maintain for the benefit of noteholders in-orbit insurance on the GeoEye-1 satellite.

The 2012 Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3%, plus a margin of 9.5%. The rate as of September 30, 2009 was 12.5%. Total interest expense related to the 2012 Notes for the nine months ended September 30, 2009 and 2008, was $26.1 million and $28.9 million, respectively. In February 2008, we entered into a $250.0 million interest rate cap agreement to protect us from rises in interest rates by limiting our interest rate exposure to three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and was effective July 1, 2008 and terminates January 1, 2010. The cap has no value and has been written down to zero as of September 30, 2009.

On October 9, 2009, the Company closed on a private placement offering of $400 million in aggregate principal of 9.625% Senior Secured Notes (“2015 Notes”) due October 1, 2015. Interest payments on the new $400 million commitment will be made semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The net proceeds of the 2015 Notes offering were used to fund the repurchase of $249.5 million in outstanding aggregate principal, or approximately 99.8%, of the Company’s outstanding $250 million 2012 Notes due July 1, 2012 as part of a tender offer to purchase these notes which expired on October 8, 2009. The Company will also use a portion of the net proceeds to satisfy and discharge the remaining $0.5 million in aggregate principal as well as for general corporate purposes, which may include funding a portion of the costs of constructing a new high-resolution satellite.

Under the terms of the tender offer for the 2012 Notes, $249.5 million of the Notes were tendered and received $1,070 per $1,000 in principal amount for the 2012 Notes. Approximately $0.5 million of the 2012 Notes were not tendered and will remain outstanding until January 22, 2010 at which time the Company can exercise its rights to discharge these final 2012 Notes and the holders will receive $1,040 per $1,000 in principal amount of their 2012 Notes. The Company has escrowed funds for this remaining tender. The Company expects to write-off in the fourth quarter the remaining unamortized prepaid financing costs, unamortized discount, and tender premium related to the 2012 Notes totaling approximately $27.1 million.

The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $320.7 million at September 30, 2009 and approximately $236.2 million at December 31, 2008. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of September 30, 2009 included approximately $119.0 million of contracts with the U.S. Government, including approximately $79.6 million related specifically to the SLA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

Commitments and Contingencies

Operating Leases and commitments

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended September 30, 2009 and 2008 were approximately $0.5 million and $0.4 million, respectively and for the nine months ended September 30, 2009 and 2008 were approximately $1.6 million and $1.2 million, respectively. Additionally, we expect our future satellite insurance costs to be approximately $1.6 million per quarter.

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

During the quarter ended September 30, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in the third quarter of 2009 and include references to the ASC within our consolidated financial statements. The changes to the GAAP hierarchy in SFAS No. 168 did not result in any accounting changes.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements which amends ASC Topic 985-605, Software — Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Our primary exposure to market risk relates to interest rates. The financial instruments which are subject to interest rate risk principally are limited to the 2012 Notes. The 2012 Notes are subject to interest rate fluctuation because the interest rate resets semi-annually for the term of the 2012 Notes. A 100 basis point increase in market interest rates on the 2012 Notes would result in an annual increase in our interest expense of approximately $2.5 million. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and is effective July 1, 2008 through January 1, 2010. In conjunction with the tender offer to purchase the 2012 Notes, the interest rate cap agreement will remain outstanding until January 2010 at which time the Company will exercise its rights to discharge these Notes.

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

We previously reported two material weaknesses in our internal control over financial reporting as of December 31, 2008, which were described in Item 9A, Management’s Report on Internal Control over Financial Reporting, in our 2008 Annual Report.

The two material weaknesses were as follows:

Inadequate and ineffective controls over the period-end financial reporting close process.  The controls were not adequately designed or operating effectively to provide reasonable assurance that our company’s financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded; ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustments; review of our customer contracts to determine revenue recognition in the proper period; and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions. This material weakness resulted in material errors in our company’s consolidated financial statements and contributed to the restatement of the consolidated financial statements for the years ended December 31, 2007 and 2006, and results in a reasonable possibility that a material misstatement of our company’s annual or interim financial statements would not be prevented or detected on a timely basis. The restatements resulted in changes in revenue, operating and interest expenses, assets and liabilities.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management believes that these material weaknesses still exist as of September 30, 2009. Because of the two material weaknesses described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the last date of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

b) Remediation Steps Undertaken By Management and Changes in Internal Control over Financial Reporting In Our Last Fiscal Quarter

To remediate the material weaknesses described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the nine months ended September 30, 2009, we initiated remediation initiatives summarized below which are continuing and which are intended to address our material weaknesses in internal control over financial reporting.

•	We hired a new Chief Financial Officer with relevant accounting and financial experience, skills and knowledge to manage our accounting and financial staff and enhance the financial statement preparation process.

•	We hired a Vice President of Financial Systems and Sarbanes-Oxley Compliance to be responsible for overseeing GeoEye’s Sarbanes-Oxley compliance and enhancing the Company’s current financial reporting systems.

•	We have hired a Tax Director to prepare and facilitate all tax related information as required to calculate the tax provision including monitoring the tax depreciation for all fixed assets and satellite and research and development expenses for proper tax treatment. We continue to work with an experienced third party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We have hired senior level accounting staff, including an Assistant Controller, to oversee financial reporting, revenue, payroll, and cash disbursement functions.

•	We have and are in the process of hiring and have identified additional resources with relevant accounting experience, skills and knowledge, to enhance and supplement the account closing and financial statement preparation process.

•	We continued to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions; (2) clarification of specific accounting policies and procedures; and (3) continuous monitoring of compliance with policies and procedures.

•	We continued to review and improve our revenue accounting controls. Specifically, we have and will continue to enhance the review of our customer contracts and amendments thereto, to determine revenue recognition and accounting implications and to improve our compliance with the policies and procedures we designed to ensure revenue was recorded in the proper period, including reviews and approvals over initial revenue recognition and reconciliation of revenue accounts.

•	We enhanced the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented and reviewed as part of our standard procedures, in a timely manner.

•	We monitored the processes and controls to ensure sustainment of the improvements made to our control environment.

•	We retained outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to enhance oversight and assist with the account closing and financial statement preparation process until we can hire the internal resources described above.

•	We conducted additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting until we can put in place permanent processes and controls as described above.

Management believes the measures that we have implemented during the nine months ended September 30, 2009 through the date of this filing to remediate the material weaknesses discussed above had a positive effect on our internal control over financial reporting since December 31, 2008, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a positive impact on our internal control over financial reporting in future periods.

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

The risks described below, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. We are exposed to certain risk factors that may affect future consolidated operating and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations. You are encouraged to review our most recently filed annual report on Form 10-K to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings, and stock price. Certain risk factors included in our annual report on Form 10-K for the year ended December 31, 2008 in Part I, Item 1A, “Risk Factors”, have been enhanced or otherwise updated to reflect changes as a result of a private placement offering of $400 million in Senior Notes the Company executed on October 9, 2009 as well as management’s judgment regarding risk and uncertainties in the business based on currently available information.

A substantial portion of our revenues are generated from contracts with U.S. government agencies. Termination of these contracts at any given time could materially reduce our revenue and have a material adverse effect on our business.

Revenues from U.S. Government contracts accounted for 67% and 66% of our total revenues for the three and the nine months ended September 30, 2009, respectively. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets due to budgetary constraints. Our primary contract with the U.S. Government, through the NGA, is the NextView imagery contract. On December 10, 2008, we entered into a SLA with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. In September 2009, the SLA was extended through March 31, 2010. The SLA provides for monthly payments of up to $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Revenue recognized under the SLA accounted for approximately 48% and 44% of our revenue for the three and nine month periods ended September 30, 2009, respectively, and, during the three and nine month periods ended September 30, 2009, we recognized $38.1 million and $87.1 million of revenue under the SLA, respectively.

Although we anticipate that the U.S. Government will either extend this contract or enter into a new contract with us on or around March 31, 2010, the end of the current period of performance, there can be no assurances that either such events will occur or that the U.S. Government will continue to purchase imagery from us at its current level, if at all. If the NGA terminates or suspends any of its contracts with us, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes.

The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Certain advanced components, such its cameras, are integral to a satellite’s design functionality and expected operational life. The failure of satellite components can cause damage to, or loss of, the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could damage our satellites which could, in turn, impair their design functionality. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its expected operational life. We expect the performance of any satellite to decline gradually near the end of its expected operational life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of nine years. IKONOS, another of our satellites, was fully depreciated in June 2008. We currently expect to continue commercial operations with IKONOS through 2010 based on a study that was completed in August of 2008 by the IKONOS manufacturer, which resulted in a revised life expectancy for IKONOS. However, there can be no assurance that IKONOS will maintain its prescribed orbit or remain commercially operational. During the last year OrbView-2 has on several occasions experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” in order to protect itself while our ground operations personnel work to restore its functionality, which has historically taken two weeks to several months. When in safe-hold mode, OrbView-2 is unable to provide imagery.

OrbView-2 switched into safe-hold mode on September 15, 2009, and it continues to be in safe-hold mode as of the date hereof. While we have historically had success in returning OrbView-2 to operational status from this mode, we cannot assure you when, if ever, OrbView-2 will return to operational status. We continue to evaluate this situation. Due to factors listed above, the functionality of any of our satellites may expire prior to our current expectations.

Replacing a satellite is expensive. We anticipate using funds generated from operations to develop and launch future high-resolution imagery satellites. If we do not generate sufficient funds from operations or we cannot obtain financing from outside sources, we will not be able to deploy new satellites to replace GeoEye-1 at the end of its expected operational life. We cannot assure you that we will be able to generate sufficient funds from operations or to raise additional capital on favorable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

We cannot assure you that our satellites will operate as designed. We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our operating expenses, lower operating income or lost backlog.

Our satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that negatively impact a satellite’s performance. Unanticipated catastrophic events, such as meteor showers or collisions with space debris, could reduce the performance of or completely destroy any of our satellites. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products successfully.

Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-2 if either fails. During the last year OrbView-2 has on several occasions experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” in order to protect itself while our ground operations personnel work to restore its functionality, which has historically taken two weeks to several months. When in safe-hold mode, OrbView-2 is unable to provide imagery. OrbView-2 switched into safe-hold mode on September 15, 2009, and it continues to be in safe-hold mode as of the date hereof. While we have historically had success in returning OrbView-2 to operational status from this mode, we cannot assure you when, if ever, OrbView-2 will return to operational status.

Although we are developing the GeoEye-2 satellite program, if we decide to construct and launch GeoEye-2 that process will likely take approximately three to four years to complete. Accordingly, GeoEye-2 cannot be considered a near-term replacement if the GeoEye-1 satellite were to fail. In May 2009, we announced that we had identified an issue with a particular color imagery collection feature of GeoEye-1. While we have subsequently modified our operations mode to mitigate the risk associated with this imagery collection issue and believe that this was an isolated occurrence, we cannot assure you that our cameras will not experience similar issues in the future, which could have a material adverse affect on our collection capacity. Any other failure of our satellites or any interference with such satellites’ commercial operations could have a material adverse effect on our results of operations and business.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Such delays can result from delays in the construction of satellites, procurement of requisite components, launch vehicles, the limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals and launch failures. Failure to meet a satellite’s construction schedule, resulting in a significant delay in the future delivery of a satellite could also adversely affect our marketing strategy for the satellite. Even after a satellite has been manufactured and is ready for launch, an appropriate launch date may not be available for several months. Further, any significant delay in the commencement of service of any of our satellites would allow customers who pre-purchased or agreed to utilize capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life.

We operate in a highly competitive and specialized industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

Our products and services compete with satellite and aircraft-based imagery and related products and services offered by a range of commercial and government providers. Certain of these competitors may have greater financial, personnel and other resources than us.

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe, Inc. (DigitalGlobe). DigitalGlobe currently operates three high-resolution satellites, Quickbird, launched in 2001, WorldView-1, launched in September 2007, and WorldView-2, launched on October 8, 2009. We believe that WorldView-1 has the ability to provide commercial customers with 0.5 meter resolution black and white imagery. In addition, WorldView-2 has the ability to collect color imagery at better than 0.5 meters, which could strengthen DigitalGlobe’s position in the industry. Historically, we have enjoyed a competitive advantage over DigitalGlobe in the international markets because our high-resolution satellites directly download imagery to our customers’ ground stations. However, the WorldView-1 and WorldView-2 satellites may now have some of these capabilities. Additionally, both the Quickbird and WorldView-1 satellites have higher resolutions and more advanced technologies than our IKONOS satellite.

It is possible that foreign governments could subsidize, fund the development, construct, launch and operate imagery satellites with higher resolution and accuracy in the future, which could enable them to sell earth imagery from their satellites in the commercial market and thereby compete on price with our imagery products.

If competitors develop and launch satellites with more advanced technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. If we cannot maintain our margins, our financial position could be impacted and our stock price could decline.

U.S. and foreign governmental agencies may build and operate their own systems which could affect the current and potential market share of our products and services.

The U.S. Government currently relies and is likely to continue to rely on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. Government could reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in the total amount spent.

The U.S. government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors. Any reduction in purchases of our products and services by the U.S. Government could have a material adverse effect on our business and the results of operations.

The success of our products and services will depend on market acceptance, and you should not rely on historic growth rates as an indicator of future growth.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by GeoEye-1 and IKONOS to current and new customers in our existing markets and to customers in new markets. The commercial availability of high-resolution satellite imagery is still a fairly new market. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. The actual market for our products and services could vary materially from the potential markets that we have identified causing us to target less promising markets and miss opportunities.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery products and services depends on a number of factors, including the quality, scope, timeliness, sophistication and price and services and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our products and services, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business, financial condition and results of operations.

We may not continue to grow in line with historical rates, or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund our liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.

Interruption or failure of our infrastructure and image downloading systems could impair our ability to effectively perform our daily operations, protect and maintain the Earth imagery content stored in our image archives and provide our products and services, which could damage our reputation and harm our results of operations.

The availability of our products and services depends on the continuing operation of our infrastructure, information technology and communications systems. Any system downtime or damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers and ground stations have the ability to be powered by backup generators. However, if our primary source of power and the backup generators fail, our daily operations and operating results would be materially and adversely affected.

In addition, our ground stations and collection systems are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our satellite imagery is downloaded directly to our ground stations and then stored in our image archives for sale to our customers. As a result, our operations are dependent upon our ability to maintain and protect our Earth imagery content and our image archives and to provide our images to our customers, including our foreign distribution network and value-added resellers. The impairment of our ability to perform any of these functions could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

We rely on resellers and a foreign distribution network to market and sell our products and services in certain markets and to certain customers. If these distributors and resellers fail to market our products and services successfully, our business, financial condition and results of operations will be materially adversely affected.

We rely principally on foreign regional distributors to market and sell our imagery from the GeoEye-1 and IKONOS satellites internationally. We are currently intensifying our efforts to further develop our current and future operations in international markets. These regional distributors may not have the skill or experience to further develop regional commercial markets for our products and services. If we fail to enter into additional regional distribution agreements or if our foreign regional distributors fail to market and sell our imagery products and services abroad successfully, these failures could negatively impact our business, financial condition and results of operations.

We rely on resellers to develop, market and sell our products and services to address certain target markets, including certain industries and geographical markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure could negatively affect our business, financial condition and results of operations.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

Approximately 27.5% and 29.6% of our total revenues were derived from international sales, for the three and nine months ended September 30, 2009, respectively. We intend to continue to pursue international contracts and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

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

The terms of the 2012 Notes require us to obtain launch and in-orbit insurance for any future satellites we construct and launch. Additionally, the terms of the 2012 Notes require us to maintain specified levels of in-orbit operations insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. In addition, the terms of the 2015 Notes have similar requirements for us to maintain specified levels of insurance for GeoEye-1 and any future satellites we construct and launch. With respect to GeoEye-1, we currently carry $250.0 million of in-orbit insurance, consisting of $63.0 million of in-orbit insurance in the event of the total loss of the satellite expiring December 1, 2010, plus $187.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, of which

$20.0 million expires on September 6, 2010, $117.0 million expires on December 1, 2010 and $50.0 million expires on September 6, 2011. We believe that under current market conditions the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2012 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2012 Notes. With respect to IKONOS, we currently carry $20.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, expiring December 1, 2009. We do not carry any insurance coverage for the OrbView-2 satellite.

Insurance market conditions or factors outside our control at a time when we would seek required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs. Should the future terms of launch and in-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Any failure to obtain required insurance could cause a default under the 2012 Notes.

A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

The global financial crisis may impact our business, financial condition and results of operations in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business, our financial condition and results of operations. In particular, the cost of capital has increased substantially while the availability of funds from the capital markets has diminished significantly. Accordingly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our strategy.

The current economic situation could have an impact on our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results from operations and cash flows. State and local governments may be more vulnerable to the economic downturn and, accordingly, our MJ Harden operations have and could continue to face greater exposure to this risk. For example, our revenue from production and other services decreased $1.3 million for the nine months ended September 30, 2009 compared to the same period in 2008, which we believe was partially due to a decrease in state and local funding for imaging products from our digital aerial imagery services as a result of the economic downturn. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have further adverse impact on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

In addition, the current economic downturn has also led to concerns about the stability of financial markets generally and the financial strength of our counterparties. For example, if one or more of our insurance carriers fails, we may not receive the full amount of proceeds due to us in the event of loss or damage to one of our satellites. In addition, if we attempt to obtain future insurance in addition to, or replacement of, our existing coverage, the credit market turmoil could negatively impact our ability to obtain such insurance.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including any future satellite, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that the majority of our liquidity requirements in 2009 will be satisfied by cash on hand, cash generated from our operations, the net proceeds from the 2015 Notes offering and the 2012 Tender Offer, possible payments by the U.S. Government and other possible external financing. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to execute our business strategies.

Lending institutions have suffered and may continue to suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy. As a result, changes in the financial markets may impact our ability to obtain new financing or refinance our existing debt on commercially reasonable terms and in adequate amounts, if at all. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategies. In particular, if we determine to construct and launch a next generation satellite, we may require significant capital, and the timing of the construction will depend on our ability to raise the necessary capital on terms which we deem to be acceptable. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its Enhanced View Program. Therefore, we would most likely proceed so that a next generation satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe, which may nonetheless require additional capital. Regardless of our desired delivery schedule, if any, we can provide no assurance that we will be able to raise sufficient capital to allow for the construction of a next generation satellite.

Failure to obtain, or the revocation of, regulatory approvals could result in service interruptions and materially adversely affect our business, financial position and results of operations.

U.S. Government Approvals.  Operation of our satellites requires licenses from the U.S. Department of Commerce (DoC). The failure to obtain these licenses, or the revocation of one or more licenses, could adversely affect our ability to conduct our business. The DoC licenses provide that the U.S. Government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties, including certain of our customers, in order to address national security or foreign policy concerns or because of the international obligations of the U.S. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements or renewals or extensions of our existing agreements, which could materially adversely affect our financial condition and results of operations.

We have in the past and may in the future supply certain of our international customers with access to ground stations that enable these customers to downlink data directly from our satellites. Exporting these ground stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the U.S. Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the U.S. Department of State revokes, suspends or denies a request for renewal of existing licenses, our business, financial condition and results of operations could be materially adversely affected.

Our operation of satellites and ground stations also requires licenses from the U.S. Federal Communications Commission (FCC). The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum and the licensing of our ground stations terminals located within the United States. We currently have all required FCC licenses necessary to operate our business as it is currently conducted. However, these licenses have expiration dates which are expected to occur while the satellites and ground systems are still in use. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned.

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the International Telecommunication Union. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to ground stations within such countries. If the necessary approvals are not obtained, we will not be able to distribute real time imagery in those regions and this inability to offer real time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Management’s assessment of our internal control over financial reporting as of December 31, 2008 identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have not yet fully remediated these material weaknesses. With respect to the two material weaknesses, our management concluded that we: (i) had inadequate and ineffective controls over the period-end financial reporting close process; and (ii) did not maintain effective controls over the accuracy and valuation of the provision for income taxes. Upon identifying these material weaknesses, the Audit Committee of our Board of Directors, upon management’s recommendation, determined to restate certain of our historical financial statements and other financial information. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 2, 2009, and “Item 4. Controls and Procedures” of this quarterly report on Form 10-Q. Until the material weaknesses are fully remediated, these material weaknesses could lead to errors in our reported financial results and could have a material adverse effect on our results of operations.

During the nine months ended September 30, 2009, we have undertaken initiatives to remediate the material weaknesses described in Item 4, including hiring new accounting-related personnel, and a new chief financial officer, assistant controller, and tax director.

Notwithstanding such efforts, the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Our management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Further, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the accuracy and reliability of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in an additional restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Our success depends upon a limited number of key personnel.

Our success depends on attracting, retaining and motivating highly skilled professionals. A number of our employees are highly skilled engineers and other professionals. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior management. Competition for highly-skilled individuals is intense, and if we fail to continue to attract, retain and motivate such professionals, our ability to compete in our industry could be adversely affected.

Government audits of our contracts could result in a charge to our earnings and have a negative effect on our cash position following an audit adjustment.

Our government contracts are subject to cost audits which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a charge to our earnings or reduction in our cash position.

We have substantial amount of indebtedness.

As of September 30, 2009, on a pro forma basis after giving effect to the offering of the 2015 Notes, and based on substantially full participation of all of the holders of our Floating Rate Notes in the Tender Offer, we would have had $400 million of long-term debt in the aggregate, consisting of the 2015 Notes and $0.5 million of the outstanding Floating Rate 2012 Notes which remain outstanding.

Our substantial indebtedness has important consequences. For example, it:

•	limits our ability to borrow additional funds;

•	limits our flexibility in planning for, or reacting to, changes in our business and our industry;

•	increases our vulnerability to general adverse economic and industry conditions;

•	limits our ability to make strategic acquisitions;

•	requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places us at a competitive disadvantage compare to competitors that have less debt.

Interest costs related to our debt are substantial and, as a result, the demands on our cash resources are significant. Our ability to make payments on our debt and to fund operations and planned capital expenditures will depend on our future results of operations and ability to generate cash. Our future results of operations are, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Servicing our indebtedness will require significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control.

During 2008, our interest expense was $38.8 million compared to $42.5 million for 2007. For the nine months ended September 30, 2009, our interest expense was $26.1 million, compared to $30.9 million for the nine months ended September 30, 2008. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could have a material adverse effect on our financial condition, the value of our outstanding debt (including the 2015 Notes) and our ability to make any required cash payments under our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell
Exhibit 31.2	Rule 13a-14(a) Certification of Joseph F. Greeves
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

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

Date: November 9, 2009