Form 10-K
period 2009-12-31
GeoEye, Inc.
filed 2010-03-12
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $437,576,864

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of Common Stock, par value $0.01, as of March 10, 2010 was 21,103,232 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2010 Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2010, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K.

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

Trademarks

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARsm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; and VESSEL TRACKINGtm;

PART I

Item 1.	Business

Overview

GeoEye is a leading commercial provider of highest accuracy, highest resolution earth imagery, image processing services and imagery information products to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies, and commercial customers. We own and operate three Earth-imaging satellites, GeoEye-1, IKONOS and Orbview-2 and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities which can process, manage, analyze and share imagery from any commercial or government satellite. Our satellite and aerial imagery products and services provide our customers with the timely, and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, and disaster preparedness and emergency response. We own one of the largest commercial color digital satellite imagery libraries in the world, which contains more than 405 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, and our color digital imagery library differentiates us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Products and Services

We offer a wide range of imagery products and services, including: the collection of satellite and aerial imagery, imagery processing, and production services and information services. Our customers receive products tailored to their needs, applications and business and government operations.

Satellite Imagery

We offer a wide range of high resolution satellite imagery products, which provide our customers with time-critical visual imagery, data and information, which we divide into three general categories:

Geo.  Our Geo product, which is the foundation of the imagery product line, is a map-oriented image suitable for a broad range of customer uses. Geo images are suitable for customer visualization and monitoring applications and are delivered to our customers in a data and information format capable of being processed into other advanced imagery products using standard commercially available software.

GeoProfessional.  Our GeoProfessional products consist of imagery that has been aligned and geographically corrected by our experienced staff of production personnel to provide the most accurate and precise imagery currently available from a commercial satellite provider. Our production personnel also have the ability to combine various satellite and aerial images into a single, highly detailed and comprehensive image. Available in various levels of accuracy, these GeoProfessional products are suitable for feature extraction, change detection, base mapping and other similar geo-location applications.

GeoStereo.  Our GeoStereo product provides at least two images of the same location at different angles to provide our customers with a three-dimensional image of a given location. GeoStereo provides the base images that are used for three-dimensional feature recognition and extraction. These GeoStereo products support a wide range of imagery applications such as digital elevation model creation, building height extraction, spatial layers, and three- dimensional feature extraction.

Aerial Imagery

Our aerial imagery products are designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging (LiDAR) imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three dimensional terrain and surface modeling, useful in the field of engineering.

Production Services

Images generated by our production service operations are purchased by both U.S. Government agencies and commercial customers. Production services typically entails the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and image products in order to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways, and buildings) for our customer’s database development.

Our production services, which are designed to increase the accuracy and precision of satellite and aerial imagery, include the following production processes:

•	Georectification. This is a computer processing operation which corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

•	Image Mosaicing. This is the combination and merging of separate digital images into a seamless locationally accurate image.

•	Tonal Correction. The scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

•	Orthorectification. This is a computer processing operation which corrects the pixel locations of a digital image to remove image distortions caused by non-vertical pointing and movement of the sensor during the imaging event and distortions caused by earth elevation differences at the image location.

Our production services include LiDAR elevation data, maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and Geospatial Information Service (GIS) consulting and implementation. We also offer geospatial products and services to help develop and manage geospatial data to support customer documentation needs, inventory of resources and engineering and development applications.

Information Services

We also provide imagery information services, which combine our imagery with real-time, third-party data to create a sophisticated and customized information product for our customers. For example, our SeaStar marine information service, which is offered on a subscription basis, provides the commercial fishing industry with sophisticated mapping information, which includes such data as sea surface temperatures and ocean currents as well as analysis of this information, to assist fishermen in locating fish more efficiently.

We are developing our information services business in an effort to give our customers global on-demand access to imagery and related information products over the Web. This new Web services platform, which we call EyeQtm, will provide the core infrastructure for this new service and our new geospatial information services business.

The EyeQ Web Services Platform

The EyeQ Web services platform will sell imagery and other location intelligence based on multi-year subscriptions and seat licenses, rather than selling imagery pixels by the square kilometer. EyeQ will also offer a Web interface with tools that function as our customers’ data center. EyeQ can serve up imagery and other content throughout the customers’ data network and also out to their customers and partners.

With EyeQ, our customers will get easy access to their imagery, tailored to their needs, all through cloud computing. EyeQ will be user friendly and available twenty-four hours a day and seven days a week. EyeQ serves our goal of simplifying access to and delivery of imagery and location information.

This real-time Web delivery will first be provided to the NGA through a program known as Rapid Dissemination of Online Geospatial Intelligence, also called RDOG. RDOG represents our first step toward delivering information services over the Web. Phase one of RDOG program involves a contract to produce and deliver a digital image map of an entire country for the NGA. After this product is built, we will have a separate contract to host the information product in a Web-services environment, so any of the NGA employees covered by the license agreement can access it anytime, anywhere. We received this hosting contract in late February 2010.

The NGA issued a contract in March 2010 for subscription-based access to this Web mapping service. We are on track to move from beta into formal operations by the end of March. After GeoEye brings the Web services online for the U.S. Government in early spring, we will begin rolling the EyeQ service out to our commercial customers. These information services will be offered to a wide range of government and commercial clients for application in the oil and gas industry, mining, engineering, construction and infrastructure industries, and also for use in the public safety market.

RDOG is, in effect, a customized version of our overall information services offering that we will be rolling out this summer, under the brand name EyeQ.

Customers

Our products and services are sold and provided to many U.S. Government agencies, including the national security community, foreign governments and North American and international commercial customers.

We sell our imagery by means of image collection orders, both satellite and aerial, and from our satellite imagery library, which currently comprises over 405 million square kilometers of high-resolution imagery. Our imagery products and services are sold through direct and indirect sales channels, resellers, direct salespeople, strategic partners and via our customer service and production services personnel. Our imagery customers can buy imagery from us through various sales arrangements, including purchasing imagery by the square kilometer, or by buying monthly subscription-based access to one of our satellites and associated ground processing technology and support services. Certain international government customers pay for direct access to our satellites, which gives them the right to task the satellites and to receive direct downlinks from the satellite. We have the ability to deliver imagery products by means of electronic delivery using file transfer protocol (FTP) or by the use of physical media such as CDs, DVDs, hard drives or electronic distribution. The key factors in determining the appropriate delivery method depends on the customer needs and the file size of the imagery product ordered.

Domestic Customers

U.S. Government

Our products and services are provided to various U.S. Government, defense, intelligence and law enforcement agencies and civil agency customers. Under the NextView Program, the National Geospatial-Intelligence Agency (NGA) acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other U.S. Government agencies that purchase satellite imagery include the U.S. Department of Interior, U.S. Geological Survey, U.S. Fish and Wildlife Service, National Park Service, National Aeronautics and Space Administration, U.S. Air Force, U.S. Army and the U.S. Department of Agriculture. For the year ended December 31, 2009, we recognized aggregate revenues of $181.9 million from the U.S. Government, which represented approximately 67% of our total revenues.

Commercial and Other

Our North American commercial customers, which represented 6% of our revenues for the year ended December 31, 2009, purchased both satellite and aerial imagery from us. Our North American commercial customers operate in a variety of different market segments, including on-line mapping, GIS, precision mapping, infrastructure, oil and gas, environmental monitoring, agriculture, mining, utilities and transportation. We sell imagery and products to our North American resellers and they in turn add additional value to the products for sale to the end user. One example of our North American commercial relationship is our multi-year agreement with Google, Inc. to provide satellite imagery for its online consumer and commercial applications (Google Earth and Google Maps).

International Customers

Our international customers, which represented 27% of our total revenues for the year ended December 31, 2009, is primarily comprised of foreign governments but also includes commercial customers. Most foreign countries currently do not have satellite collection programs as technically sophisticated as those in the United States and must either rely on limited aerial imagery collection for their imagery applications or purchase imagery from reliable commercial satellite providers, such as GeoEye. Our international customers primarily use imagery for national defense, intelligence programs; agricultural planning and monitoring; resource monitoring; national border monitoring; environmental and infrastructure monitoring; and construction planning.

Many of our international customers purchase satellite images and data that are delivered directly to the customers’ own satellite ground stations. These international customers contract to purchase the right to send imagery collection orders directly to our satellite and to receive direct downlinks of imagery from our satellites within a particular coverage zone (cone of communication) while the satellite is over their territory. Customers purchasing imagery in this manner enter into take-or-pay arrangements with us, and these contracts generally have a duration of one to five years. Certain contracts entered into with international customers (affiliates) prior to our acquisition of Space Imaging LLC (Space Imaging) specified that IKONOS’ images taken over the affiliate’s territory were sold to the affiliate.

We have modified the old IKONOS business model in connection with the launch of our newest satellite, GeoEye-1. We now retain a significant amount of GeoEye-1 capacity over all territories, including those in which we have international affiliates. In addition, we grant our international affiliates licenses to use and re-sell GeoEye-1 images collected by them in their territories; however, in most cases, we retain the rights to those images outside of such territories. This change has provided us significantly greater flexibility to collect imagery for the U.S. Government and other customers, to reduce our cost of goods sold, to sell a significantly increased number of images to our customer base and to more effectively utilize our archive.

NextView Program

The U.S. Government’s NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from NGA in February 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred was $480.8 million.

Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, NGA had paid the Company its cost share obligation in full. GeoEye had deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the nine-year depreciable operational life of the satellite. The Company built, launched and deployed GeoEye-1 for less than the maximum cost specified in the NGA contract. As a result, we credited a portion of NGA’s cost share payments, approximately $20.0 million, against imagery purchase obligations during 2009.

In December 2008, we finalized a Service Level Agreement modification (SLA), to the NextView contract with NGA. On September 1, 2009, the NGA extended the SLA through March 31, 2010. On March 1, 2010, NGA modified the SLA to provide the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods, with the last option period expiring on December 31, 2010. Under the SLA, GeoEye began delivering imagery to NGA in the first quarter of 2009 and we recognized $124.9 million of imagery revenue under the SLA during the year ended December 31, 2009.

During 2009, we received new U.S. Government awards totaling more than $37.9 million to supply the NGA with a significant amount of value-added, imagery-based geospatial-intelligence products. These awards are in addition to the SLA modification to the NextView contract and are expected to be completed during 2010. We recognized $10.4 million of imagery revenue during the year ended December 31, 2009, under these awards.

Business Operations

Our business operations are structured to ensure timely, accurate and accessible delivery of our products and services to our global customers. To that end, we have established an integrated system that includes collection systems, production facilities and a global distribution system.

Collection System

We own and operate satellite and aerial collection systems, including:

•	three low Earth orbiting, imaging satellites, including GeoEye-1, currently the most advanced imagery collection satellite commercially available;

•	one airplane with digital and LiDAR camera;

•	two airplanes each with a digital mapping camera; and

•	two central U.S.-based ground systems that control the satellites and that receive, process and archive their imagery and include electronic cataloging and distribution capabilities.

The following table summarizes the primary characteristics of our satellites:

	GeoEye-1	IKONOS	OrbView-2

Principal Application	National Security, Mapping, Oil and Gas, Infrastructure, Mining, Land Use, Land Planning	National Security, Mapping, Oil and Gas, Infrastructure, Mining, Land Use, Land Planning	Weather, Fishing, Agriculture, Scientific Research, Environmental Monitoring
Best Ground Resolution	0.41 m Panchromatic, 1.65 m Multispectral	0.82 m Panchromatic, 3.2 m Multispectral	1 km to 4 km, Multispectral
Scene Width	15.2 km	11 km	2,800 km
Image Area (or Swath)	225 km sq.	121 km sq.	N.A.
On-Board Storage	1 Terabit	80 Gigabit	128 Megabit
Revisit Time	3 Days	3 Days	1 Day
Orbital Altitude	681 km	681 km	705 km

GeoEye-1

GeoEye-1 has been designed to collect 0.41-meter (approximately equivalent to 16 inches) resolution black and white imagery (known by the industry term as panchromatic) and 1.65 meter resolution color imagery (known in the industry as multispectral) of the Earth’s surface, both individually and simultaneously. It can collect up to 127 million square kilometers per year in the color mode, the more popular mode, or 255 million square kilometers per year in the black and white mode. Although imagery can be collected at this highest resolution for the U.S. Government, due to current U.S. licensing restrictions, products for non-government customers must be re-sampled to no better than 0.5-meters before being made available for sale to non-U.S. Government customers. For more details on this restriction, see “— Government Regulation — United States” below. In addition to 0.5-meter ground resolution imagery, GeoEye-1 offers geolocation accuracy, which is currently better than five meters, which means that customers can map natural and man-made features to within five meters of their true location on the Earth’s surface without ground control points. GeoEye-1 can downlink imagery to a customer whose ground station has the appropriate receiving equipment and has the ability to take simultaneous black and white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery, which is in effect black and white imagery to which color has been accurately added, yielding a colorized product at higher resolution than would otherwise be available. GeoEye-1 can capture stereo images on the same orbital pass, allowing us to provide digital elevation data.

We maintain insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with the indenture governing our 9.625% Senior Secured Notes due 2015 (2015 Notes). As of December 31, 2009, we carried $250.0 million in-orbit insurance for GeoEye-1, comprised in part by $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications; of such coverage, $20.0 million expires on September 6, 2010, $117 million expires December 1, 2010 and $50 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite, which expires December 1, 2010.

On December 11, 2009, GeoEye’s engineers detected an irregularity in the equipment that GeoEye-1 satellite uses to point the antenna that transmits imagery to receiving ground stations on Earth. Due to the irregularity, the satellite was taken out of service during December for testing and analysis. We have developed alternative plans to support our impacted customers and have been doing so since January 2010. One-time charges of $6.1 million were incurred in the fourth quarter as a result of the satellite irregularity and contract modifications.

The irregularity limits the range of movement of the downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously to certain customers. GeoEye-1 is able to downlink imagery to GeoEye’s four ground stations, since down-linking to these ground stations is a separate function from the satellites imaging activities. The irregularity has no impact on our on-going ability to deliver imagery to the NGA under the SLA and to those of our regional affiliates for whom we collect and deliver imagery.

This issue did affect a few of the Company’s overseas customers who own ground stations and have contracted to receive direct downlinks, to the extent they wanted to simultaneously collect and downlink. The future impact of this irregularity on international revenues is expected to be minimal.

The GeoEye-1 satellite was launched in September 2008 and started commercial operations on February 5, 2009. NGA certified the imagery as meeting NGA’s specifications on February 20, 2009, at which point we commenced full operations. GeoEye-1 is currently the world’s highest-resolution color commercial remote-sensing satellite.

IKONOS

GeoEye acquired this satellite through the acquisition of Space Imaging in 2006. IKONOS provides 0.82-meter resolution black and white and 3.2-meter resolution color imagery with a geolocation accuracy of approximately 7.8 meters. IKONOS can collect about 200,000 square kilometers of imagery per day. Like GeoEye-1, IKONOS is designed to downlink imagery to a customer and to accept imaging collection orders directly from customers. In addition, like GeoEye-1, IKONOS has the ability to take simultaneous black and white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery and can capture stereo images on the same orbital pass. The Company maintains $20.0 million of in-orbit insurance for IKONOS, which expires December 1, 2010, and is paid if the satellite’s capabilities become impaired as measured against a set of specifications. The IKONOS satellite was launched in September 1999.

OrbView-2

OrbView-2 collects 1.0-kilometer, low resolution color imagery and is the first commercial satellite to image the Earth’s entire surface on a daily basis in color. OrbView-2 downlinks imagery to both our primary and backup ground stations and to various regional receiving stations around the world. We provide OrbView-2 value-added products on a global basis to approximately 300 customers in the commercial fishing industry under our SeaStar Fisheries Information Service, where we couple our imagery with weather forecasts and other data that allow these customers to better predict high yielding fishing areas. High-resolution imagery is not considered critical in this market. We also provide OrbView-2 imagery to researchers and the U.S. Government agencies for scientific and environmental applications. The satellite’s coverage supports a wide array of projects focusing on global change, global warming, and non-scientific applications for commercial fishing, environmental monitoring and naval operations. The OrbView-2 satellite was launched in August 1997.

GeoEye-2

We believe that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 timeframe. Given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation in October 2007 to begin work on the camera for GeoEye-2. This head start in building the camera means we could accelerate GeoEye-2’s deployment so that it could be launched in late 2012 with imagery being commercially available for sale in early 2013. As of December 31, 2009 we have spent a total of $66.8 million on components of GeoEye-2. We view these expenditures as prudent and believe they will position us to move quickly should an opportunity arise to expand our existing NGA relationship to include the development of a new satellite. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its EnhancedView Program. We are currently participating in the NGA request-for-proposal contract process for the EnhancedView Program. This program will allow the U.S. government to continue to receive a supply of unclassified, highly accurate satellite imagery from commercial satellite imagery providers and will replace the NextView program, which could expire in June 2010, unless the NGA exercises their option to extend it through December 31, 2010. Prior to launch and commissioning GeoEye-2, we may require additional capital depending on the terms of our agreement, if any, with NGA. If we were not to build GeoEye-2 on an accelerated basis, we would most likely proceed so that a new high-resolution satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe.

Production Facilities

GeoEye operates four production facilities that provide advanced image processing products, engineering analysis and related services. We also operate or contract with other facilities that provide satellite control and communications services.

The following table summarizes the primary characteristics of production facilities and satellite control and communications services:

	Satellite	Satellite	Image Order	Image Receiving and
	Control	Communications	Tasking	Processing Center

Thornton, CO	✓	✓	✓	✓
Dulles, VA	✓	✓	✓	✓
St. Louis, MO				✓
Fairmont, WV		✓
Norman, OK		✓		✓
Point Barrow, AK		✓
Fairbanks, AK	✓	✓
Mission, KS				✓
Kiruna, Sweden		✓
Tromso, Norway		✓
Troll, Antarctica		✓

Our two operations centers in Dulles, VA and Thornton, CO:

•	monitor and maintain our satellites’ proper orbit;

•	command our satellites as required for imagery collection;

•	maintain appropriate communication links with our satellites;

•	have ground station collection capabilities; and

•	ensure that electrical power and other operating variables stay within acceptable limits.

The Dulles, Virginia operations center sends satellite imaging collection orders, referred to in the industry as tasking orders, to the GeoEye-1 satellite. The Thornton, Colorado operations center sends imaging collection orders to our IKONOS satellite and provides backup collection order capabilities for the GeoEye-1 satellite. Our international regional affiliates can also send imaging collection orders to both GeoEye-1 and IKONOS. The tasking process is complex and employs software systems to evaluate whether a customer’s tasking request is feasible. In order to be feasible, the satellite must be able to view the desired area on a certain day at the time it passes overhead. Additionally, adverse weather conditions, such as clouds or sun angle, may make it inadvisable to attempt to image a certain area on any given day. The order must be received in time for processing and transmission to the satellite. The tasking system considers the relative priority of different requests by one customer or several customers and calculates the satellite’s ability to collect more than one area of the Earth on the same orbital pass.

Our St. Louis, Missouri image processing facility provides advanced image processing products, engineering analysis and related services to the U.S. Government and other commercial customers. The St. Louis facility can produce imagery products from various sources including images acquired from U.S. Government satellites, our GeoEye-1 and IKONOS satellite, the satellites operated by our competitors and many of the current international satellites, in addition to aerial imagery. Our St. Louis facility provides us with a unique competitive advantage, as we believe that we are the only operator of high-resolution imagery satellites that also operates a source-agnostic production facility that can assimilate imagery from any imagery source to generate the sophisticated information products required by our customers.

Our MJ Harden facility in Mission, Kansas offers a range of geospatial products and services to help develop and manage geospatial data to support documentation, resources inventory and engineering and development applications. The services are based on 50 years of experience in photogrammetric mapping, GIS implementation and geospatial information technology development and include: digital aerial imagery, LiDAR elevation data, planimetric maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and GIS consulting and implementation. MJ Harden provides digital aerial imagery collection, photogrammetry services, mobile and geographic information system technology and implementation services, field data collection and other related services that provide customers with asset-mapping and corridor management solutions. Customers include utilities and oil and gas pipeline companies; engineering companies; real estate developers; and federal, state and local government agencies, among others.

In addition to the operations centers listed above, we also contract with ground station facilities in Kiruna, Sweden; Tromso, Norway; and Troll, Antarctica that provide relay services to capture and transmit satellite imagery to our production facilities.

Global Distribution Network

Our global distribution network consists of:

•	international regional affiliate satellite receiving and distribution centers with direct downlinking capabilities;

•	worldwide network of imagery product resellers; and

•	Web-based search, discovery and dissemination technology.

The image processing centers receive imagery downlinked to multiple ground antennas and are equipped with numerous work stations that process and convert the digital imagery into imagery products. The centers are designed to archive the maximum number of high-resolution satellite images per day and have the capability to generate a variety of geospatial products for resale. “Geospatial products” refers to information products created by combining imagery with data related to geographic location, spatial relationships and other data.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities, more than would be typical for a company outside our industry.

Our backlog was approximately $271.4 million at December 31, 2009 and approximately $236.2 million at December 31, 2008. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and related notes in Item 8 of this Annual Report. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of December 31, 2009, included approximately $81.4 million of contracts with the U.S. Government, including approximately $39.5 million related specifically to the SLA. In addition to this backlog, we have recently added another $37.5 million with our most recent SLA extension. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain international government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

In addition, there is $196.3 million of remaining unamortized revenue related to payments made prior to FOC from NGA, of which $24.2 million is expected to be recognized during 2010. We have not included this in our backlog because no specific services will be rendered to recognize the revenue. The balance will be recognized on a straight-line basis over the useful life of the satellite.

Company History

GeoEye was initially organized as ORBIMAGE Holdings, Inc., Delaware corporation, on April 4, 2005. It was formed to enable its predecessor registrant, and subsequently its wholly-owned subsidiary, ORBIMAGE Inc., a Delaware corporation, to implement a holding company organizational structure. ORBIMAGE Inc. was established on December 31, 2003 in conjunction with Orbital Imaging Corporation’s reorganization and emergence from Chapter 11 bankruptcy. Effective June 21, 2005, we reorganized into a holding company structure, by means of a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware (the Merger). As a result of the Merger, each stockholder of ORBIMAGE Inc. became a holder of the common stock of ORBIMAGE Holdings Inc., evidencing the same proportional interests, and ORBIMAGE Inc. became a direct, wholly owned subsidiary of ORBIMAGE Holdings Inc. Accordingly, the Company became the successor registrant of ORBIMAGE Inc. On January 10, 2006, we adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings, Inc. to GeoEye, Inc.

On September 15, 2005, we entered into a definitive asset purchase agreement (Purchase Agreement) to acquire the operating assets of Space Imaging. On January 10, 2006, we completed the acquisition of Space Imaging (SI) pursuant to the terms of the Purchase Agreement. The final cash purchase price, including acquisition costs, was approximately $51.5 million. The acquisition was financed mainly through the incurrence of $50.0 million of indebtedness. We were required to prepay the debt with 100% of the excess cash flows of the acquired operations calculated on a quarterly basis. We finished repaying the debt on February 2, 2007.

On March 15, 2007, we acquired MJ Harden Associates, Inc. (MJ Harden) through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a leading provider of digital aerial imagery and geospatial information solutions.

In December 2009, we established a new foreign subsidiary in Singapore to service our expanding Asia customer base, GeoEye Asia Pte. Ltd. In January 2010, we changed the names of the Company’s subsidiaries as follows:

Old Name	New Name

ORBIMAGE Inc.	GeoEye Imagery Collection Systems Inc.
ORBIMAGE SI Holdco Inc.	GeoEye Solutions Holdco Inc.
ORBIMAGE SI Opco Inc.	GeoEye Solutions Inc.
ORBIMAGE License Corporation	GeoEye License Corporation

Competition

We compete against various public and private companies, as well as systems owned by the U.S. Government and foreign state-sponsored entities that provide satellite and aerial imagery products and services to the commercial market. Our major competitor for high-resolution satellite imagery is DigitalGlobe, Inc. (DigitalGlobe), a publicly listed commercial vendor of space imagery. International competitors for high-resolution satellite imagery and imagery products include: the National Remote Sensing Agency, Department of Space (Government of India), RADARSAT International (Canada), ImageSat International N.V. (Israel), SPOT Image SA (France), Taiwan and Korea. For risks associated with competition, see “Item 1A. Risk Factors.”

Employees

At December 31, 2009, we had 534 employees. Generally, our employees are retained on an at-will basis. We have entered into employment agreements with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

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

Department of Commerce Regulation

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

We currently have DoC licenses for all of our existing satellite systems. We also hold a DoC license that we intend to use for the GeoEye-2 satellite system that is being developed. We intend to modify this DoC license, subject to DoC approval, to reflect the final technical specifications for the GeoEye-2 satellite if we are awarded an agreement to build the GeoEye-2 satellite under the NGA’s EnhancedView program. The DoC license for GeoEye-2 is a constellation license and authorizes us to operate an additional satellite subject to DoC approval. The DoC licenses for our satellites are valid through the operational lifetime of each satellite. We expect to satisfy the terms of each of the DoC licenses for our satellites and to maintain the regulatory licenses and approvals necessary for their ongoing operations.

Our DoC licenses generally include the following key operating conditions:

•	We are required to maintain positive operational control of our satellite systems from a location within the United States at all times;

•	We are restricted from disseminating to anyone other than the U.S. Government panchromatic imagery with a resolution better than 0.5-meters or multispectral imagery with a resolution better than 2.0-meters;

•	The U.S. Government reserves the right to exercise “shutter control” — the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. Government national security or foreign policy interests or international obligations. Although the U.S. Government has never exercised “shutter control” with respect to our satellite systems, the exercise of this authority would require us to make imagery data available exclusively to the U.S. Government by means of approved re-keyable encryption on the downlink. We cannot anticipate whether or under what circumstances the U.S. Government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. Government in such event;

•	We are required to obtain DoC approval before implementing “significant or substantial” agreements with foreign nations, entities or consortiums (foreign persons) in order to protect the national security and foreign policy interests and international obligations of the U.S. Government. Transfers of “significant or substantial” agreements also require DoC approval. Examples of “significant or substantial” agreements include customer agreements for high-resolution imagery collection and distribution, operating agreements and agreements relating to equity investments in the Company of 20 or more of the total outstanding shares or that entitle a foreign person to a position on our Board of Directors. Foreign persons entering “significant or substantial” agreements with us are required to comply with our DoC license imagery collection and distribution restrictions and are subject to the U.S. Government’s exercise of “shutter control,” which could adversely affect our ability to collect imagery products for distribution to our foreign customers; and

•	We are restricted from disseminating imagery of the state of Israel with a resolution better than 2.0-meters.

FCC regulation

The FCC is responsible for licensing commercial satellite and ground systems and the radio frequencies used by commercial satellite systems. In general, the FCC grants licenses to commercial satellite systems that conform to the technical, legal and financial requirements for these systems set forth in FCC regulations.

Below is a table summarizing the FCC license grant and expiration dates for the operation of our current satellites and related ground systems:

	GeoEye-1	IKONOS	OrbView-2

FCC Satellite License Grant Date	2004	1999	2009
Commercially Operational	Yes	Yes	Yes
FCC Satellite License Expiration Date	2018	2014	October 1, 2010 renewable for 1 or more years subject to FCC approval
Grant Date of Associated FCC Ground Station Licenses	2004	1999	2008
Expiration Date of Associated FCC Ground Station License	April 15, 2024, renewable for 15 years subject to FCC approval	December 8, 2010; October 3, 2022; and October 17, 2022, renewable for 15 years subject to FCC approval	October 1, 2010, renewable for 1 or more years subject to FCC approval

We also hold an FCC license to operate the OrbView-3 satellite, which remains in orbit but which ceased commercial operations in 2007. In the future, we will be required to obtain FCC licenses and approvals in connection with any new high-resolution satellites that we plan to operate.

We expect that GeoEye-2 will operate in the same radio frequency bands as our GeoEye-1 and IKONOS satellites and their associated ground systems or other frequency bands allocated for use by remote sensing satellite service providers, subject to FCC approval and that we will obtain the FCC licenses and approvals necessary for GeoEye-2 operations.

Export Controls and Security Clearance Regulation

We are subject to a complex set of export control and security clearance regulations for the products and services we offer.

Among other things, we are a registrant under ITAR and we hold export licenses and other approvals from the U.S. Department of State’s Directorate of Defense Trade Control (DDTC) for the export of hardware, software and technical data relating to the potential defense-related satellites, ground stations, image processing facilities and support services provided to customers. Additional approvals may be required from DDTC and from the DoC’s Bureau of Industry and Security in certain cases. For example, export licenses may be required if certain foreign persons or entities are involved in the development or acquisition of our products and services. Also, the export of a GeoEye supplied ground station or image processing facility to a foreign person would require a DDTC export approval. The suspension or cancellation of our ITAR registration or DDTC approval to export our products and services would have a material adverse effect on our business and results of operations.

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

International

All satellite systems providing services in the international markets must comply with the following general international regulations as well as the specific laws of the countries in which satellite imagery is downlinked or satellite imagery products are distributed.

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

systems. The ITU received GeoEye-1 satellite system notification documents in June 2009 and we expect the ITU to publish its findings recognizing completion of the GeoEye-1 ITU notification within the next twelve months. After completion of the ITU notification process, ongoing coordination with other satellite systems could occur from time to time.

•	Foreign Downlink License — The regulations of some foreign countries require satellite operators to secure appropriate licenses and operational authority to use the required spectrum in each country. Within foreign countries, our foreign customers are responsible for securing appropriate licenses and operational authority to use the required spectrum for downlinking our high-resolution satellite imagery with assistance from us as required.

•	Foreign Imagery Acquisition or Distribution Regulations — The regulations or policies of foreign countries may restrict the acquisition or distribution of satellite imagery products and services. For example, in the Republic of India, we obtained permission from the government to promote satellite imagery product sales to customers in India, provided the actual product deliveries are made through a government-appointed reseller.

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

Revenues from U.S. Government contracts accounted for 67% of our total revenues for the year ended December 31, 2009. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets due to budgetary constraints. Our primary contract with the U.S. Government, through the NGA, is the NextView imagery contract. On March 1, 2010, the U.S. Government signed a modification to the SLA to provide the option to extend this contract through June 30, 2010, followed by six additional one-month option periods, with the last option period expiring on December 31, 2010. Although we anticipate the NGA will award a new contract to us on or around June 30, 2010, there can be no assurances that either such event will occur or that the U.S. Government will continue to purchase imagery from us at its current level, if at all. If the NGA terminates or suspends any of its contracts with us, or changes its policies, priorities, or funding levels, these actions would have a material adverse effect on our business, financial condition and results of operations. The SLA provides for monthly payments of up to $12.5 million, subject to a maximum reduction of 10% based on performance metrics. We recognized $124.9 million of revenue under the SLA for the year ended December 31, 2009, which accounted for approximately 46% of our revenue during the year ended December 31, 2009.

Changes in U.S. government policy regarding the use of commercial imagery products and service providers, or material delay or cancellation of the planned U.S. government EnhancedView program may have a material adverse effect on our revenue and our ability to fund operations and achieve our growth objectives.

Current U.S. government policy encourages the use of commercial imagery products and services to support U.S. national security objectives. We are considered by the U.S. government to be such a provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial imagery products and service providers to meet U.S. government imagery needs could materially affect our revenue and our ability to fund operations and achieve our growth objectives.

EnhancedView is a large U.S. government procurement that is intended to serve as the follow-on program to the NextView program, in which we currently participate. Our revenue under the NextView program accounted for 46% of our total revenue in 2009. The EnhancedView procurement is in the proposal stage.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes.

The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Certain advanced components, such as its cameras, are integral to a satellite’s design functionality and expected operational life. The failure of satellite components can cause damage to, or loss of, the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could damage our satellites which could, in turn, impair their design functionality. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its expected operational life. We expect the performance of any satellite to decline gradually near the end of its expected operational life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of nine years. IKONOS, another of our satellites, was fully depreciated in June 2008. We currently expect to continue commercial operations with IKONOS through 2011 based on a study that was completed in August of 2008 and updated in January 2010 by the IKONOS manufacturer, which resulted in a revised life expectancy for IKONOS. However, there can be no assurance that IKONOS will continue to operate adequately to remain commercially viable. During the last year, our OrbView-2 satellite has on several occasions experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” in order to protect itself while our ground operations personnel worked to restore its functionality, which has historically taken two weeks to several months. When in safe-hold mode, OrbView-2 is unable to provide imagery. The satellite recently returned to normal operations and we continue to monitor the situation. Management is currently doing a cost-benefits analysis of continuing OrbView-2 operations, since we can obtain the information it provides from other external sources.

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

Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-2 if either fails. During the last year OrbView-2 has on several occasions experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” in order to protect itself while our ground operations personnel work to restore its functionality, which has historically taken two weeks to several months. When in safe-hold mode, OrbView-2 is unable to provide imagery. In September 2009, OrbView-2 switched into safe-hold mode and has been unable to provide imagery on a regular basis. The satellite recently returned to normal operations and we continue to monitor the situation. While we have historically had success in returning OrbView-2 to operational status from this mode, we cannot assure you that Orb View-2 will continue to operate normally or will return to operational status should it re-enter the safe-hold mode.

We are developing the GeoEye-2 satellite program, which will likely take approximately three to four years to complete. Accordingly, GeoEye-2 cannot be considered a near-term replacement if the GeoEye-1 satellite were to fail. In December 2009, we announced that our engineers detected an irregularity in the equipment that GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. This irregularity appears to limit the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously to a few of our international customers that have contracted for that service. GeoEye-1 is still able to downlink imagery to GeoEye’s four ground stations, since down-linking to these ground stations is separate from imaging activities; however, as of the date of this filing, the irregularity has not yet been remedied and we cannot assure you that this irregularity will ever be fully remediated. In May 2009, we announced that we had identified an issue with a particular color imagery collection feature of GeoEye-1. While we have subsequently modified our operations mode to mitigate the risk associated with this imagery collection issue and believe that this was an isolated occurrence, we cannot assure you that our cameras will not experience similar issues in the future, which could have a material adverse affect on our collection capacity. Any other failure of our satellites or any interference with such satellites’ commercial operations could have a material adverse effect on our results of operations and business.

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

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe. DigitalGlobe currently operates three high-resolution satellites, Quickbird, launched in 2001, WorldView-1, launched in September 2007, and WorldView-2 satellite, launched on October 8, 2009. We believe that WorldView-1 has the ability to provide commercial customers with 0.5 meter resolution imagery. In addition, WorldView-2 has the ability to collect color imagery, which could strengthen DigitalGlobe’s position in the industry. Our satellites have different capabilities from those of DigitalGlobe. In particular, all of our satellites have the ability to produce color imagery, while only two of DigitalGlobe’s satellites can image in color and GeoEye-1’s image resolution of 0.41 meters is believed to be the highest resolution of any commercial satellite. Historically, we have enjoyed a competitive advantage over DigitalGlobe in the international markets because our high-resolution satellites have had the capability to directly download imagery to our customers’ ground stations. However, the WorldView-1 and WorldView-2 satellites may now have some of the same capabilities. Additionally, both the WorldView-1 and WorldView-2 satellites have higher resolutions and more advanced technologies than our IKONOS satellite.

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

In addition, our ground stations and collection systems are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our satellite imagery is downloaded directly to our ground stations and then stored in our image archives for sale to our customers. As a result, our operations are dependent upon our ability to maintain and protect our Earth imagery content and our image archives and to provide our images to our customers, including our foreign distribution network and value-added resellers. The impairment of our ability to perform any of these functions could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

In October 2009, the Company issued $400.0 million of Senior Secured Notes due October 1, 2015 (2015 Notes). The terms of the 2015 Notes require us to obtain launch and in-orbit insurance for any future satellites we construct and launch and also requires us to maintain specified levels of in-orbit operation insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. With respect to GeoEye-1, we currently carry $250.0 million of in-orbit insurance, consisting of $63.0 million of in-orbit insurance in the event of the total loss of the satellite expiring December 1, 2010, plus $187.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, of which $20.0 million expires on September 6, 2010, $117.0 million expires on December 1, 2010 and $50.0 million expires on September 6, 2011. We believe that under current market conditions the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2015 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2015 Notes. With respect to IKONOS, we currently carry $20.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, expiring December 1, 2010. We do not carry any insurance coverage for the OrbView-2 satellite. Accordingly, our current levels of insurance coverage may not be sufficient to fund operations in the event loss proceeds are required for the repurchase of our 2015 Notes.

Insurance market conditions or factors outside our control at a time when we would seek required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs. Should the future terms of launch and in-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Any failure to obtain required insurance could cause a default under the 2015 Notes.

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

The current economic situation could have an impact on our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results from operations and cash flows. State and local governments may be more vulnerable to the economic downturn and, accordingly, our MJ Harden operations have and could continue to face greater exposure to this risk. For example, our revenue from production and other services decreased $0.9 million for the year ended December 31, 2009 compared to the same period in 2008, which we believe was partially due to a decrease in state and local funding for imaging products from our digital aerial imagery services as a result of the economic downturn. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have further adverse impact on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

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

The implementation of our business strategies requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our operational liquidity requirements in 2010 will be satisfied by cash on hand, cash generated from our operations and the net proceeds from the 2015 Notes offering. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to execute our business strategies.

Lending institutions have suffered and may continue to suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy. As a result, changes in the financial markets may impact our ability to obtain new financing or refinance our existing debt on commercially reasonable terms and in adequate amounts, if at all. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategies. In particular, if we determine to construct and launch a next generation satellite, we may require significant capital, and the timing of the construction will depend on our ability to raise the necessary capital on terms which we deem to be acceptable. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its EnhancedView Program. Therefore, we would most likely proceed so that a next generation satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe, which may nonetheless require additional capital. Regardless of our desired delivery schedule, if any, we can provide no assurance that we will be able to raise sufficient capital to allow for the construction of a next generation satellite.

Failure to obtain, or the revocation or suspension of, regulatory approvals could result in service interruptions and materially adversely affect our business, financial position and results of operations.

U.S. Government Approvals.  Operation of our satellites requires licenses from the DoC. The failure to obtain these licenses, or the revocation of one or more licenses, could adversely affect our ability to conduct our business. The DoC licenses provide that the U.S. Government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties, including certain of our customers, in order to address national security or foreign policy concerns or because of the international obligations of the U.S. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements or renewals or extensions of our existing agreements, which could materially adversely affect our financial condition and results of operations.

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

Our operation of satellites and ground stations also requires licenses from the FCC. The FCC regulates the construction, launch and operation of our satellites, the use of satellite spectrum and the licensing of our ground stations terminals located within the United States. We currently have all required FCC licenses necessary to operate our business as it is currently conducted. However, these licenses have expiration dates which are expected to occur while the satellites and ground systems are still in use. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions. Failure to renew these licenses or obtain FCC authorization to construct, launch and operate any new satellites could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned.

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to ground stations within such countries. If the necessary approvals are not obtained, we will not be able to distribute real time imagery in those regions and this inability to offer real time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

Material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Management’s assessment of our internal control over financial reporting as of December 31, 2009 identified one material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. With respect to the material weakness, our management concluded that we did not maintain effective controls over the accuracy and valuation of the provision for income taxes. See “Item 9A. Controls and Procedures”. Until the material weakness is fully remediated, this material weakness could lead to errors in our reported financial results and could have a material adverse effect on our results of operations.

Notwithstanding our remediation efforts, the material weakness described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Our management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Further, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the accuracy and reliability of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

For the year ended December 31, 2009, approximately 27% of our total revenues were derived from international sales. We intend to continue to pursue international contracts and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

•	changes in domestic and foreign governmental regulations and licensing requirements;

•	deterioration of relations between the United States and a particular foreign country;

•	increases in tariffs and taxes and other trade barriers;

•	changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; and

•	difficulties in obtaining or enforcing judgments in foreign jurisdictions.

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

Fluctuations in our operating results could adversely affect the trading price of our common stock.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation:

•	risks and uncertainties affecting our current and proposed business and the imagery-derived products and processing service satellite industry;

•	increased competition in the industry; and

•	general economic conditions.

As a result of these possible fluctuations, period-to-period comparisons of our financial results may not be reliable indicators of future performance.

The price of our common stock has been volatile and an investment in our common stock could suffer a decline in value.

The market price of our common stock has been, and is likely to continue to be, volatile. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in the technology sector. In particular, over the last twelve months, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for small companies and which have often been unrelated to their operating performance or prospects for future operations. These broad fluctuations may adversely impact the market price of our common stock. Future market movements may materially and adversely affect the market price of our common stock.

The Company has agreed to issue to Cerberus Capital Management L. P., subject to certain conditions, up to $115 million of convertible preferred stock of the Company which could adversely impact the price of our common stock.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. We are prohibited from paying dividends under instruments governing our 2015 Notes until the principal amount of all the 2015 Notes has been repaid.

We have substantial amount of indebtedness.

As of December 31, 2009, after giving effect to the offering of the 2015 Notes, we have $400 million of long-term debt in the aggregate, consisting of the 2015 Notes and $0.5 million of the outstanding 2012 Notes which remain outstanding. The $0.5 million of 2012 Notes were repaid in full on January 22, 2010. We also hold a commitment from Cerberus Capital Management L. P. to purchase up to $100 million of senior unsecured notes if the Company so elects, with the notes maturing in 2016.

Our substantial indebtedness has important consequences. For example, it:

•	limits our ability to borrow additional funds;

•	limits our ability to pay dividends;

•	limits our flexibility in planning for, or reacting to, changes in our business and our industry;

•	increases our vulnerability to general adverse economic and industry conditions;

•	limits our ability to make strategic acquisitions;

•	requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places us at a competitive disadvantage compared to competitors that have less debt.

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

For the year ended December 31, 2009, our interest expense was $36.2 million, compared to $38.8 million for the year ended December 31, 2008. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms it could have a material adverse effect on our financial condition, the value of our outstanding debt (including the 2015 Notes) and our ability to make any required cash payments under our indebtedness.

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

The properties used in our operations consist principally of satellite ground stations and terminals, production facilities and administrative and executive offices. The following table sets forth certain information about the location of each property used in our business:

Location	SQ. FT.	Lease/Own	Purpose

Dulles, VA	39,000	Lease	Satellite operations, production services and principal executive offices
Thornton, CO	57,392	Own	Satellite operations and production services - backup for GeoEye-1
St. Louis, MO	16,200	Lease	Production services
Mission, KS	17,493	Lease	MJ Harden aerial imagery and production services
Norman, OK	5,000	Own	Ground terminal station tied to support to Indian Remote Sensing Satellites and associated production services
Fairmont, WV	600	Own	Ground terminal station tied to OrbView-2
Fairbanks, AK	5,042	Lease	Ground terminal station and IKONOS backup command and control
Point Barrow, AK	620	Lease	Ground terminal station
Sterling, VA	13,394	Lease	Administrative offices and services

Item 3.	Legal Proceedings

In the normal course of business, we may be party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

Our sole class of common equity is its $0.01 par value common stock, which is listed on the NASDAQ Global Market and is listed under the symbol “GEOY.” Effective September 14, 2006, our common stock began trading as GEOY. From the period January 13, 2004 to September 13, 2006, our common stock traded over-the-counter and sales were reported on the NASDAQ bulletin board under the symbol “ORBM.” Prior to January 13, 2004, there was no established trading market for our common stock.

We had approximately 131 holders of record of our common stock at December 31, 2009, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

	2009		2008
	High	Low	High	Low

4th Quarter	$33.00	$24.00	$23.89	$14.75
3rd Quarter	26.90	21.94	29.25	16.25
2nd Quarter	28.90	19.10	28.09	16.05
1st Quarter	23.42	16.03	37.37	25.59

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. We are prohibited, with certain exceptions allowed under the debt indenture, from paying dividends under instruments governing our 2015 Notes until the principal amount of all such notes has been repaid. These restrictions are more fully discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” below.

The transfer agent for our common stock is:
BNY Mellon Shareowner Services,
480 Washington Boulevard
Jersey City, New Jersey 07310
Telephone:  (877) 295-8616
www.bnymellon.com/shareowner/isd

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, the number of securities outstanding under our equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column [a])
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders	2,725,677	$12.75	945,353
Equity compensation plans not approved by security holders	—	—	—

Total	2,725,677	$12.75	945,353

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period December 31, 2004 to December 31, 2009, with the cumulative total return on the NASDAQ Global Market Index and with a selected peer group consisting of us and other companies with comparable market capitalizations between $500.0 million and $600.0 million. The old peer group consists of the following publicly-traded technology and government contracting companies: Cubic Corporation, Ion Geophysical Corporation, Measurement Specialties, Inc., MTS Systems Corporation, Nanometrics Incorporated, OYO Geospace Corporation and Trimble Navigation Limited. The new peer group consists of the following publicly-traded technology and government contracting companies: Aerovironment, Inc., Applied Signal Technology, Inc., Argon St Inc., Costar Group, Inc., Cubic Corporation, DigitalGlobe, Inc., Neustar, Inc., SWS Group, Inc., Trimble Navigation Limited, Tyler Technologies, Inc., Viasat, Inc. This graph (i) assumes the investment of $100 on December 31, 2004 in our Common Stock (at the initial public offering price of $20.25 per share), the NASDAQ Global Market Index, and the peer group identified above and (ii) assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GEOEYE, INC.,
NASDAQ MARKET INDEX AND A PEER GROUP

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Geoeye Inc., The NASDAQ Global Market Composite Index,
The NASDAQ Global Select Index,
An Old Peer Group And A New Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

	Base Period	Year Ending December 31,
Company/Index	12/04	12/05	12/06	12/07	12/08	12/09
GeoEye, Inc.	$100.00	$59.19	$104.59	$181.89	$103.95	$150.70

NASDAQ Global Market Composite	100.00	74.84	78.43	51.76	25.01	37.17

NASDAQ Global Select	100.00	103.03	116.44	130.64	78.14	112.71

Old Peer Group	100.00	96.67	131.97	163.18	91.90	121.26

New Peer Group	100.00	96.49	115.82	120.24	95.58	111.80

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings

Item 6.	Selected Financial Data

GeoEye is a holding company, formerly ORBIMAGE Holding, Inc., that was formed in April 2005. Its wholly-owned subsidiary, ORBIMAGE Inc. was established on December 31, 2003, in conjunction with the predecessor company, Orbital Imaging Corporation’s reorganization and emergence from Chapter 11 bankruptcy. On January 20, 2006, we acquired the assets of Space Imaging, mainly financed through the incurrence of $50.0 million of indebtedness. The debt was paid off in February 2007. On March 15, 2007, we acquired MJ Harden Associates, Inc. through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc.

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2009 which has been derived from the audited consolidated financial statements of GeoEye, Inc. The following consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in Item 8. of this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$271,102	$146,659	$183,023	$151,168	$40,702
Income (loss) before provision (benefit) for income taxes	$14,488	$10,348	$68,005	$20,004	$(26,432)
Net income (loss)	32,061	26,615	28,470	2,974	(16,080)
Earnings (loss) per common share — basic	$1.71	$1.48	$1.62	$0.17	$(0.99)
Earnings (loss) per common share — diluted	1.55	1.36	1.44	0.16	(0.99)
Total assets	$947,207	$794,605	$853,090	$752,601	$614,538
Long-term debt	380,594	247,502	246,789	246,075	245,361
Stockholders’ equity	279,955	230,404	193,209	153,327	147,539

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with GeoEye’s consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions we make in the preparation of its consolidated financial statements and “Item 1A. Risk Factors,” which describes key risks associated with our operations and industry.

Overview

GeoEye is a leading commercial provider of highest accuracy and highest resolution Earth imagery, image processing services and imagery information products to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies, and commercial customers. We own and operate three Earth-imaging satellites, GeoEye-1, IKONOS and Orbview-2 and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities which can process, manage, analyze and share imagery from any commercial or government satellite. Our satellite and aerial imagery products and services provide our customers with the timely, and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, and disaster preparedness and emergency response. We own one of the largest commercial color digital satellite imagery libraries in the world, which contains more than 405 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, and our color digital imagery library differentiates us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Impact of Significant Transactions

GeoEye-1 Satellite, NextView Program and Service Level Agreement

The U.S. Government’s NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009.

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

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems were $480.8 million. Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA paid us the final installment of its cost share obligation. We recognize this as revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the year ended December 31, 2009, we recognized $21.1 million of deferred revenue under the NextView contract.

On December 9, 2008, we entered into a SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. The SLA provides for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the SLA, to the extent that less than $12.5 million is paid by NGA in any month, the shortfall is used to fund an extension of the contract. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods. The last option period expires on December 31, 2010. During the year ended December 31, 2009, we recognized $124.9 million of revenue under the SLA.

In addition to the SLA modification to the NextView contract, we received new U.S. Government awards during the year ended December 31, 2009, totaling more than $37.9 million to supply geospatial products and services. Under these awards, which are expected to be completed during 2010, we will provide the NGA with a significant amount of value-added, imagery-based geospatial-intelligence products. We began delivering imagery to the NGA under the new awards in the first quarter of 2009 and recognized $10.4 million of imagery revenue during the year ended December 31, 2009.

In December 2009, our engineers detected an irregularity in the equipment GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is able to downlink imagery to GeoEye’s four ground stations, since down linking to these ground stations is separate from imaging activities. As a result, we expect no impact on our on-going ability to deliver imagery to the NGA under the SLA and to those of our regional affiliates for whom we collect and deliver imagery.

GeoEye-2 Satellite

We believe that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 timeframe. Given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007 pursuant to which ITT has commenced work on the advanced camera for GeoEye-2, which could be used to accelerate the deployment of GeoEye-2 so that it could be launched in late 2012 and commercially available in the 2013 timeframe. As of December 31, 2009, we have spent a total of $66.8 million on components of GeoEye-2. We view these expenditures as prudent and believe they will position us to move quickly should an opportunity arise to expand our existing NGA relationship to a new satellite. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 Satellite. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its EnhancedView Program. We are currently participating in the NGA request-for-proposal contract process for the EnhancedView Program. This program will allow our government to continue to receive a supply of unclassified, highly accurate satellite imagery from commercial satellite imagery providers and will replace the NextView program, which could expire in June 2010, unless the NGA exercises their option to extend it through December 2010. Prior to launch and commissioning GeoEye-2, we may require additional capital depending on the terms of our agreement, if any, with NGA. If we were not to build GeoEye-2 on an accelerated basis, we would most likely proceed so that a new high-resolution satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe.

Business and Industry Factors

Business Strategy

With a broad range of imagery collection assets, world class image processing and production facilities, and a strong global distribution network, we are well positioned as a leading global provider of imagery and imagery information products. Key elements of our strategy to take advantage of our competitive position and grow our business include:

•	Build on our existing, geographically diverse customer base. We continue to build on our existing relationships with our customers and our international resellers so that we can offer value-added products and services to meet their needs. We remain committed to growing our geographically diverse customer base and driving growth through continued development of our relationships with international resellers and international ground stations.

•	Continue to deliver quality and timely imagery. Our ability to provide high-quality, accurate imagery to our customers in a timely manner is the foundation of our business. We plan to continue to provide high quality imagery and production services to our customers through GeoEye-1 and to deploy capital into research and development to augment and enhance our ability to service our customers.

•	Further expand our value-added products and service offerings. We believe our industry leading image resolution, our proprietary production process and expert personnel establish us as a leader in the field of image production and enhancement. We have also recently expanded the production capacity of our facilities housing our classified and multi-source production operations. To support the growth of our aerial imagery operations, we purchased a third aircraft with an additional digital mapping camera that we placed into service in 2009. We believe these and continued investments in our image enhancement and production capabilities will enable us to serve the next generation demand for customer specific satellite imagery products and services.

•	Further commercialize our industry-leading high-resolution imagery. We have developed new platforms and distribution technologies to make our imagery and products more accessible to our current and potential customers. We will seek to further commercialize our products and services to an increased variety of customers. For example, with the successful launch in January 2009 of geoFUSE, our new web-based suite of search and discovery tools, our customers are now able to browse our image catalog archives, and quickly and easily locate and preview imagery for their specific ends. We believe geoFUSE and our investment in establishing similar content delivery platforms will enable us to make our products and services available to a larger number of customers.

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

As with any industry there are trends, both positive and negative, that can have an impact on the commercial data providers. Positive trends include the following:

•	We expect that due to geopolitical uncertainty, global terrorist activity, a changing climate and large natural disasters, there will be continued demand from U.S. and international government agencies for up-to-date and accurate digital mapping databases. Defense personnel may be called upon to deploy to support actions in hostile environments or respond to disasters, and combat mission planners will require the latest geospatial information. Countries will continue to need to monitor borders and the other areas of interest.

The frequency of natural disasters such as tsunamis, hurricanes and earthquakes has increased awareness of the utility of imagery information products for humanitarian missions and the need for geo-information in risk assessment, response and recovery. Satellite data is a valuable tool in assessing disaster response and recovery and planning logistical operations.

Commercial satellite imagery was once again put to immediate use following the January 2010 earthquake in Haiti. GeoEye was the first to deliver commercial satellite imagery to the U.S. Government, foreign governments and commercial customers. Within twelve hours of the earthquake, imagery from the GeoEye-1 satellite was posted to the Web. The entire world saw the practical application of commercial satellite imagery for understanding the extent and scope of the damage in and around Port-au-Prince, Haiti. Relief and government agencies used GeoEye’s satellite imagery to make better decisions about their relief and recover efforts. Additionally, in late February 2010, GeoEye provided imagery from both GeoEye-1 and IKONOS to the U.S. Government after a magnitude 8.8 earthquake struck Chile.

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

•	Rapid advancements in IT infrastructure capabilities such as cloud computing, mobile communications and broadband may have dramatic effects on the industry. While digital information, including satellite imagery and products, is easily distributed to customers over the internet, there is increasing customer interest in having others host imagery for them while adding value to it in a service-oriented environment. As a result, we anticipate growth in the increasing use of cloud computing where data and applications reside in cyberspace rather than on company servers or hard drives. The NGA’s SLA is an example of how agencies may utilize geospatial technology rather than just buying imagery pixels by the square kilometer.

There are also some negative industry trends:

•	The U.S. Government may build and launch its own classified satellite imaging program and produce imagery similar to that currently provided by commercial data providers. While the current and the last two Administrations in the U.S. developed commercial remote sensing policies that are favorable for the commercial satellite imagery industry, the intelligence community may make efforts to fund satellite systems that could compete with the commercial data providers. The current economic demands on the U.S. Government resources and the inherent time it takes to design and deploy new imagery satellite systems may mitigate any near term impact should the government decide to develop competing assets. However, we continue to monitor for any evolution in the U.S. Government’s policy toward commercial imagery providers.

•	More countries are increasingly interested in building and launching their own imaging systems. According to a NOAA study in October 2008, more than two dozen countries are or will be operating imaging satellites within the next few years. While none of these imaging systems can currently match the resolution and accuracy of U.S. commercial systems, several countries are planning to launch systems with capabilities similar to our imaging assets. The development and launch of such systems does involve significant risk and uncertainty, including technological, launch and financing risk. We are mindful of this trend as we consider how best to grow our business.

•	The U.S. Government is increasingly using other sensors such as unmanned aerial vehicles for more persistent surveillance. While these systems are mainly used for tactical intelligence collection, they provide commanders with visibility over an area of interest on a more sustained basis. We believe that our imagery and products will remain an important element in fulfilling the U.S. Government’s broad imagery needs in both tactical and non-mission critical situations.

•	While not new, the U.S. Government continues to place onerous restrictions on the export of space components to all countries. ITAR created a decade ago to ensure U.S. space technology does not fall in the wrong hands, has, in effect, hampered U.S. competitiveness overseas. Such strict government licensing restricts exchange of technical data and export of commercial remote sensing hardware, such as ground stations, thereby encouraging development of foreign manufacturing capability. Because of ITAR, U.S. sales of earth observation satellite systems overseas is virtually non-existent.

•	We are mindful of overall market trends and the pressure on defense and intelligence budgets. While our satellite imagery business is somewhat insulated from the general economic downturn because we provide crucial information to defense and intelligence agencies around the world, economic conditions at the state and local level could affect MJ Harden, and it may be harder to penetrate new markets, especially on the commercial side.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except
	percentages)

Revenues	$271,102	100.0%	$146,659	100.0%	$124,443	84.9%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	94,693	34.9	72,216	49.2	22,477	31.1
Depreciation and amortization	57,166	21.1	11,357	7.7	45,809	403.4
Selling, general and administrative	46,608	17.2	36,990	25.2	9,618	26.0
Inventory impairment and satellite impairment settlement	—	0.0	3,296	2.2	(3,296)	(100.0)

Total operating expenses	198,467	73.2	123,859	84.5	74,608	60.2

Income from operations	72,635	26.8	22,800	15.5	49,835	218.6

Interest expense, net	31,020	11.4	11,452	7.8	19,568	170.9
Other non-operating expense	—	0.0	1,000	0.7	(1,000)	(100.0)
Loss from early extinguishment of debt	27,127	10.0	—	0.0	27,127	100.0

Income before provision for income taxes	14,488	5.3	10,348	7.1	4,140	40.0

Income tax benefit	(17,573)	(6.5)	(16,267)	(11.1)	(1,306)	8.0

Net income	$32,061	11.8	$26,615	18.1	$5,446	20.5

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. The totals shown above may not appear to sum due to rounding.

Revenues

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
			(In thousands, except percentages)

Imagery	$206,417	76.1%	$102,102	69.6%	$104,315	102.2%
NextView cost share	21,062	7.8	—	—	21,062	100.0
Production and other services	43,623	16.1	44,557	30.4	(934)	(2.1)

Total revenues	$271,102	100.0	$146,659	100.0	$124,443	84.9

Imagery revenues increased $104.3 million primarily due to the substantial increase in levels of deliveries to NGA using the GeoEye-1 satellite under the new SLA agreement which commenced in February 2009. During the fourth quarter of 2009, we recorded reductions of revenue of $6.1 million as a result of the GeoEye-1 satellite irregularity and contract modifications. NextView cost share revenues of $21.1 million are related to the recognition of deferred revenue from cost share amounts received from NGA and recognized over the useful life of the satellite. Production and other services revenues decreased by a net $0.9 million in 2009 compared to 2008 primarily due to a $4.0 million revenue decrease in the combination of our digital aerial imagery service and the SeaStar Fisheries Information Service, both of which have been negatively affected by the economic downturn resulting in lower sales volumes. This revenue decline was partially offset by a $3.9 million increase in our U.S. Government and commercial based value-added production services.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
			(In thousands, except percentages)

Labor and overhead	$48,924	18.0%	$27,443	18.7%	$21,481	78.3%
Subcontractor	27,030	10.0	23,828	16.2	3,202	13.4
Satellite insurance	8,235	3.0	600	0.4	7,635	1,272.5
Other direct costs	10,504	3.9	20,345	13.9%	(9,841)	(48.4)

Total direct costs of revenue	$94,693	34.9	$72,216	49.2	$22,477	31.1

Direct costs of revenue include the costs of operating our satellites and related ground systems, as well as on-going costs related to our operations and maintenance contracts. Subcontractor expenses include payments to third parties for support in operating the IKONOS and GeoEye-1 satellites and their related ground stations. Subcontractor costs increased $3.2 million in 2009 compared to 2008 primarily due to an increase in operational and maintenance costs to support the GeoEye-1 satellite during 2009. Other direct costs include third party costs and fees to support our satellite programs as well as payments to international regional affiliates to purchase IKONOS imagery collected by them in their exclusive regions and which we resell to our customers. Other direct costs decreased $9.8 million in 2009 compared to 2008 primarily due to the impact of the sale of ground station upgrades of $6.0 million in 2008 that did not occur in 2009 as well as our decreased need to purchase IKONOS imagery from our regional affiliates for resale to other customers by $5.6 million, offset by a $1.7 million increase in 2009 related to the recognition of the costs of the ground systems upgrades that are being recognized over the combined delivery term of the service. Labor and overhead costs increased $21.5 million compared to the same period in 2008 primarily due to increased labor and overhead related to the operation of the GeoEye-1 satellite, which became operational in the first quarter of 2009. Satellite insurance increased $7.6 million compared to the same period in

2008 due to the commencement of amortization of in-orbit insurance premiums for the GeoEye-1 satellite which began operations in February 2009.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
			(In thousands, except percentages)

Depreciation	$54,516	20.1%	$8,624	5.9%	$45,892	532.1%
Amortization	2,650	1.0	2,733	1.9	(83)	(3.0)

Total depreciation and amortization	$57,166	21.1	$11,357	7.7	$45,809	403.4

The increase of $45.9 million in depreciation in 2009 from 2008 was primarily due to the commencement of GeoEye-1 satellite operations in February 2009, when we began depreciating the GeoEye-1 satellite and the related ground systems. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
			(In thousands, except percentages)

Payroll, commissions, and related costs	$24,307	9.0%	$20,370	13.9%	$3,937	19.3%
Professional fees	13,450	5.0	9,127	6.2	4,323	47.4
Research and development	1,399	0.5	—	—	1,399	100.0
Other	7,452	2.7	7,493	5.1	(41)	(.55)

Total selling, general and administrative expenses	$46,608	17.2	$36,990	25.2	$9,618	26.0

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions as well as the costs of marketing, advertising, promotion and other selling expenses. Payroll, commissions, and related costs increased $3.9 million in 2009 compared to 2008 primarily due to increases in headcount, commissions, and the annual performance bonus and stock compensation expense as a result of growth of our operations. The increase in professional fees of $4.3 million compared to the same period in 2008 was primarily attributable to fees for accounting and tax services and related internal control remediation efforts as well as for bid and proposal efforts related to new business development mainly for the EnhancedView program. Research and development expenses primarily include the cost of services and supplies in the development of the new information services business.

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

Interest Expense, net

The composition of interest expense, net is as follows:

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$36,183	13.3%	$38,844	26.5%	$(2,661)	(6.9)%
Capitalized interest	(4,771)	(1.8)	(22,657)	(15.4)	(17,886)	(78.9)
Interest income	(392)	(0.1)	(4,735)	(3.2)	(4,343)	(91.7)

Total interest expense, net	$31,020	11.4	$11,452	7.8	$19,568	170.9

Interest expense, net includes interest expense on our 2012 Notes and 2015 Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the satellites and related ground systems as well as interest income.

Interest expense, net increased primarily due to the decrease in capitalization of interest of $17.9 million as a result of the commencement of the GeoEye-1 satellite operations in February 2009 offset by the $2.4 million decrease related to losses recorded on the derivative instruments in 2008 and not incurred in 2009.

Due to the issuance of the 2015 Notes in the fourth quarter of 2009, we were able to lower our cost of capital by reducing our interest rate from a floating rate of at least 12% to a fixed coupon rate of 9.625%. Interest expense related to the 2012 Notes was $26.9 million and $36.4 million for the years ended December 31, 2009 and 2008, respectively. Interest expense related to the 2015 Notes was $9.3 million for the year ended December 31, 2009.

In connection with the issuance of the 2012 Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the 2012 Notes was fixed at 13.75% through July 1, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement that intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and was effective July 1, 2008 through January 1, 2010. As of December 31, 2009 the fair value of the interest rate cap was zero.

Interest income decreased by $4.3 million in 2009 primarily due to lower average cash balances and lower average interest rates on cash balances during 2009 as compared with 2008.

Other Non-Operating Expense

During the fourth quarter of 2008 we impaired a cost-method investment in the amount of $1.0 million.

Loss from Early Extinguishment of Debt

The loss from early extinguishment of debt for the year ended December 31, 2009, was $27.1 million, due to the issuance of the 2015 Notes with a face value of $400.0 million in October 2009 and repayment of $249.5 million of our 2012 Notes. The early extinguishment of debt represents the expensing of the unamortized prepaid financing costs, unamortized discount and tender premium related to the 2012 Notes.

Provision for Income Taxes

We recorded an income tax benefit of $17.6 million and $16.3 million for 2009 and 2008, respectively. Tax provisions were calculated using our estimated annual effective tax rate of approximately 39% and 42% for 2009 and 2008, respectively, prior to the application of discrete items.

The total liability for unrecognized tax benefits for 2009 and 2008 was $0.2 million and $1.4 million, respectively. During 2009, we paid certain items that were reserved, removed certain items for which we have received waivers from related jurisdictions and removed those items settled as a result of filing our 2008 income tax returns and related method changes. We recorded additional reserves related to income tax penalties and interest for state taxes and research and development credits.

On October 15, 2009, the Internal Revenue Service approved our ruling request regarding an ownership change to effectively allow us to recover $57.6 million of previously limited net operating loss generated prior to November 2004. We plan to amend prior year income tax returns resulting in a tax receivable of approximately $12.4 million and the remaining $24.1 million carryforward balance has been recorded as an $8.9 million deferred tax asset. The utilization of the deferred tax asset related to the restored net operating loss carryforward is limited to approximately $4.0 million per year as part of a Section 382 ownership change. Additionally, we plan to carryback our current year loss for tax purposes and adjust the effect of prior year restatements, resulting in an income tax receivable of approximately $27.3 million and the remaining $31.1 million carryforward balance has been recorded as an $11.8 million deferred tax asset. The total federal and state net operating loss carryforward, is approximately $55.0 million. The federal net operating loss carryforward will expire between tax years 2021 and 2029 and the state net operating loss carryforward from various jurisdictions will expire between tax years 2017 and 2029.

The statutes of limitations for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the IRS and state jurisdictions. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2005 through 2008. For tax years that we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

During 2008, we filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service. As a result of the filing, we will recognize a revenue adjustment of $48.5 million annually until tax year 2011.

Comparisons of the Results of Operations for the Years Ended December 31, 2008 and 2007

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$146,659	100.0%	$183,023	100.0%	$(36,364)	(19.9)%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	72,216	49.2	64,628	35.3	7,588	11.7
Depreciation and amortization	11,357	7.7	16,474	9.0	(5,117)	(31.1)
Selling, general and administrative	36,990	25.2	22,737	12.4	14,253	62.7
Inventory impairment and satellite impairment settlement	3,296	2.2	—	—	3,296	100.0

Total operating expenses	123,859	84.5	103,839	56.7	20,020	19.3

Income from operations	22,800	15.5	79,184	43.3	(56,384)	(71.2)

Interest expense, net	11,452	7.8	14,189	7.8	(2,737)	(19.3)
Other non-operating expense (income)	1,000	0.7	(3,010)	(1.6)	4,010	(133.2)

Income before provision for income taxes	10,348	7.1	68,005	37.2	(57,657)	(84.8)

(Benefit) provision for income taxes	(16,267)	(11.1)	39,535	21.6	(55,802)	(141.1)

Net Income	$26,615	18.1	$28,470	15.6	$(1,855)	(6.5)

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

Imagery revenues include imagery purchases, as well as affiliate access and support fees. Imagery revenues decreased $44.6 million in 2008 from 2007 due primarily to a reduction in NGA imagery orders with the delay of the launch of the GeoEye-1 satellite until the end of 2008, offset by $7.2 million related to the sale of a ground station in late 2008. Production and other services revenues increased $8.2 million in 2008 from 2007 primarily due to production orders for NGA and commercial customers, increasing by $5.5 million, and revenue from MJ Harden, acquired in March 2007, increasing by $4.1 million, offset by decreases in international production and other revenue sources.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Labor and overhead	$27,443	18.7%	$26,033	14.2%	$1,410	5.4%
Subcontractor	23,828	16.2	19,761	10.8	4,067	20.6
Satellite insurance	600	0.4	808	0.4	(208)	(25.7)
Other direct costs	20,345	13.9	18,026	9.8	2,319	12.9

Total direct costs of revenue	$72,216	49.2	$64,628	35.3	$7,588	11.7

Labor and overhead costs increased $1.4 million in 2008 from 2007 mainly due to additional staff to support the ramp-up of the GeoEye-1 satellite in 2008. Subcontractor costs increased $4.1 million in 2008 compared to 2007 due to an increased level of effort for the affiliate ground stations as well as software development and integration for the GeoEye-1 satellite. Other direct costs increased $2.3 million in 2008 from 2007 primarily due to an increase in direct costs related to the sales of ground station upgrades in 2008.

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

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll, commisions and related costs	$20,370	13.9%	$11,126	6.1%	$9,244	83.1%
Professional fees	9,127	6.2	5,602	3.1	3,525	62.9
Other	7,493	5.1	6,009	3.3	1,484	24.7

Total selling, general and administrative expenses	$36,990	25.2	$22,737	12.4	$14,253	62.7

The overall increase of $14.3 million in 2008 is primarily attributable to staff increases in the telecommunications, accounting and other support services functions, as well as professional fees for accounting and tax related services.

Interest Expense, net

The composition of interest expense, net is as follows:

	For the Year Ended December 31,				Change Between 2008
	2008		2007		and 2007
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$38,844	26.5%	$42,478	23.2%	$(3,634)	(8.6)%
Capitalized interest	(22,657)	(15.4)	(20,103)	(11.0)	(2,554)	(12.7)
Interest income	(4,735)	(3.2)	(8,186)	(4.5)	3,451	42.2

Total interest expense, net	$11,452	7.8	$14,189	7.8	$(2,737)	(19.3)

Interest expense, net includes interest expense on our 2012 Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the GeoEye-1 satellite and related ground systems as well as interest income.

Interest expense, net declined due to increased capitalization of interest and declining interest rates applicable on the $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012 (2012 Notes) issued on June 29, 2005. Interest expense related to the 2012 Notes was $36.4 million and $39.4 million for the years ended December 31, 2008 and 2007, respectively. In 2007, interest expense on our $50.0 million indebtedness (SI Credit Agreement) incurred on January 10, 2006 to finance our purchase of Space Imaging was $0.4 million. Our final payment for this debt occurred in February 2007.

In connection with the issuance of the 2012 Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the 2012 Notes was fixed at 13.75% through July 1, 2008. The fair value of the derivative instrument at December 31, 2007 was approximately $1.9 million and was included in other assets on the consolidated balance sheet. In February 2008, we entered into a $250.0 million interest rate cap agreement that is intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap option cost was $0.5 million and was effective July 1, 2008 through January 1, 2010. As of December 31, 2008 the fair value of the interest rate cap was immaterial.

On the settlement of the interest rate swap on July 1, 2008, we recorded a realized loss of $0.5 million. We recorded unrealized losses of $1.9 million and $3.1 million on the derivative instruments for the years ended December 31, 2008 and 2007, respectively. These amounts are included in net interest expense.

Interest income decreased primarily due to lower average cash balances and lower average interest rate returns on cash balances during 2008 as compared to 2007.

Other Non-Operating Expense (Income)

We recorded a loss of $36.1 million in the first quarter of 2007 due to the impairment of the OrbView-3 satellite. We submitted an insurance claim on June 8, 2007 and received the full proceeds during the third quarter of 2007 and recognized the net $3.0 million as a non-operating gain.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income (loss) before depreciation and amortization expenses, net interest income or expense, loss from early extinguishment of debt, income tax expense (benefit), non-cash loss on inventory and investment impairments and non-cash stock based compensation expense. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term under financial performance under GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

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

A reconciliation of net earnings to adjusted EBITDA is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Net income	$32,061	$26,615	$28,470
Adjustments:
Interest expense, net	31,020	11,452	14,189
Loss from early extinguishment of debt	27,127	—	—
Provision (benefit) for income taxes	(17,573)	(16,267)	39,535
Depreciation and amortization	57,166	11,357	16,474
Non-cash loss on inventory and investment impairments	—	3,154	—
Non-cash stock based compensation expense	2,371	3,396	2,075

Adjusted EBITDA	$132,172	$39,707	$100,743

Liquidity and Capital Resources

Liquidity and Capital Resources	2009	2008	2007
	(In thousands, except ratios)

December 31:
Cash, cash equivalents, and short-term investments	$208,872	$110,546	$234,324
Working capital	259,332	75,878	162,048
Current ratio	3.8:1	1.7:1	2.3:1
Year ended December 31, cash from:
Operating activities	$100,207	$(1,872)	$70,933
Investing activities	(123,034)	(124,187)	(32,441)
Financing activities	124,966	6,031	(6,107)
Capital expenditures (included in investing activities above)	(79,090)	(127,937)	(60,159)

The Company’s principal sources of liquidity are its unrestricted cash, cash equivalents, and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and dependent on the continued expansion of commercial and government services, adequate customer acceptance of our products and services and numerous other factors.

As of December 31, 2009, we had $208.9 million of cash and cash equivalents. During the fourth quarter, we issued $400.0 million in new debt which allowed us to repurchase and discharge approximately $250.0 million of our existing debt and fix our interest at a lower rate as well as providing us the financial flexibility to continue building GeoEye-2. We are in a strong cash position and continue to make prudent investments in GeoEye-2’s development, but we won’t complete the launch or commissioning of GeoEye-2 on an accelerated basis without an agreement with the NGA under its EnhancedView Program. Our NextView contract with the NGA has been extended through June 30, 2010, with options for NGA to extend the contract for an additional six months through December 31, 2010. We will continue to fund our capital expenditures with cash flows from operating activities, proceeds from the 2015 Notes and revenues from existing contracts. Our total long-term debt consists of $400.0 million of 2015 Notes, net of unamortized discount of $19.4 million, at December 31, 2009.

In connection with the 2015 Notes offering in the fourth quarter of 2009, the Company deposited $47.8 million of the net proceeds into a restricted account. These restricted proceeds are held by a trustee for the benefit of the 2015 Note holders and are only available to the Company or one of its restricted subsidiaries to finance the procurement, construction and / or launch of one or more satellites after the October 9, 2009 issue date provided that at such time of the withdrawal from the restricted account, the Company or one of its subsidiaries will have been selected by NGA for an award with respect to a new satellite. As of December 31, 2009, the net proceeds of $47.8 million is included as restricted cash in the consolidated balance sheet.

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by (used in) operating activities was $100.2 million, ($1.9) million and $70.9 million in 2009, 2008 and 2007, respectively.

The increase of $102.1 million in 2009 compared to the same period in 2008 was primarily due to $31.0 million in income tax refunds for 2008 and $64.0 million in changes to the current tax receivable and deferred tax accounts offset by the timing of vendor payments.

The decrease of $72.8 million in 2008 compared to the same period in 2007 was primarily due to a decrease in the non-current income tax reserve attributable to income taxes paid related to the NextView cost-share payments as a result of a tax accounting method change in the third quarter of 2008. In addition, the decrease is offset by the increase in the deferred revenue balance in 2008 compared to 2007 which represents milestone payments received from NGA for the NextView program during 2008.

Net Cash Used in Investing Activities

Net cash used in investing activities was $123.0 million, $124.2 million and $32.4 million in 2009, 2008 and 2007, respectively.

In 2009, capital expenditures decreased by $48.8 million compared to the same period in 2008 primarily attributable to expenditures related to the construction of GeoEye-1 that were incurred in 2008 prior to the full satellite operations in February 2009. However, we also incurred $36.9 million of capital expenditures for GeoEye-2 during 2009. We are continuing to evaluate our options regarding the timing for the potential construction of GeoEye-2 in conjunction with our discussions with the U.S. Government related to the EnhancedView program. In addition, there was a net transfer to restricted cash of $47.8 million in the fourth quarter of 2009 as a result of the net proceeds of the 2015 Notes that are restricted for construction of a new high-resolution satellite. We have contracted with ITT Corporation to work on the camera for GeoEye-2. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite. We have spent $66.8 million in building our next earth imaging satellite, GeoEye-2 through December 31, 2009.

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

Net Cash Used in or Provided by Financing Activities

Net cash provided by (used in) financing activities was $125.0 million, $6.0 million and ($6.1) million in 2009, 2008 and 2007, respectively.

During 2009, we issued senior secured notes net of discount and net of financing costs of $377.1 million, which was used to pay for the repurchase of our 2012 Notes, plus accrued interest. In addition, we received funds in the amount of $15.4 million for the issuances of common stock primarily due to the exercise of warrants.

In 2007, net cash used in financing activities was $6.1 million. The funds were primarily used to repay the remaining $15.4 million balance on the debt incurred to purchase the Space Imaging operations in the first quarter of 2007. The funds were offset by cash provided in the amount of $9.3 million for the issuance of common stock related to stock options and warrants exercised.

Long-Term Debt

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015. The net proceeds of the 2015 Notes offering were used to fund the repurchase of $249.5 million in outstanding principal, or approximately 99.8%, of the Company’s outstanding $250.0 million 2012 Notes due July 1, 2012. As of December 31, 2009, our total long-term debt consisted of $400.0 million of 2015 Notes, net of original issue discount of $20.0 million. In addition, $0.5 million of the 2012 Notes remained outstanding until January 22, 2010 at which time the Company exercised its rights to discharge these final 2012 Notes. Under the indenture governing the 2015 Notes, we are prohibited from paying dividends until the principal amount of all such notes has been repaid. At any time on or after October 1, 2013, GeoEye, Inc. may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The indenture governing our 2015 Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with NGA. As of December 31, 2009, we were in compliance with all covenants associated with our borrowings. In March 2010, we entered into a binding commitment letter to issue preferred stock and obtain debt financing totaling up to $215.0 million with Cerberus Capital Management, L.P. (Cerberus), provided that we receive an award from NGA to build GeoEye-2 under the EnhancedView program. The additional indebtedness under this commitment does not cause a covenant violation under the indenture governing our 2015 Notes.

The 2015 Notes bear interest at the rate of 9.625% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.

Funding Sources and Uses

On March 4, 2010 the Company entered into a binding commitment letter with Cerberus to purchase preferred stock and provide debt financing, the proceeds of which will be used for development and launch of GeoEye-2. The agreement to purchase the preferred stock and the commitment to provide financing expires on March 19, 2010 unless definitive documents have been executed by both parties.

Cerberus will purchase up to $115.0 million in preferred stock provided that the Company receives an award from the NGA to build GeoEye-2 under the EnhancedView program. The preferred stock will be entitled to receive a dividend at an annual rate of 5%, payable in kind, in cash or securities, at the Company’s option. The preferred stock will have a conversion price of $30 per share, or $29.25 after taking into effect the original issue discount (OID).

Cerberus will also provide the Company with debt financing of $100.0 million, also contingent upon the Company receiving an award from NGA to build GeoEye-2 under the EnhancedView program. The facility will mature on April 1, 2016 and will bear an annual interest rate of three-month LIBOR plus 8%, with a minimum interest rate of 10%. There is no requirement to draw down on the facility and partial draws are permitted, with some limitations.

This additional financing is necessary due to the fact that the NGA request for proposal for EnhancedView requires that upon a successful contract award the Company provide a letter of credit for the full amount of any potential cost share award which would be received from NGA through development of GeoEye-2 and for a period of up to three years after Full Operational Capability (FOC). The Company estimates that it could require letters of credit up to $280.0 million, which must be fully cash collateralized. The Company will use cash on hand, cash flow from operations, proceeds from the NGA cost share, and the additional financing provided by Cerberus to build GeoEye-2 and post the required letters of credit.

If the Company is awarded the Enhanced View Imagery Acquisition Contract without the letter of credit requirement, the Company will no longer be obligated to issue 115,000 shares of preferred stock to Cerberus, but Cerberus will have the option to purchase a reduced number of 80,000 shares of preferred stock, resulting in gross proceeds to the Company of $78.0 million.

In addition, the Company paid a non-refundable commitment fee of 2% or $2.0 million of the face value of the debt. In the event, the Company is not awarded a new satellite contract under the EnhancedView program, the Company will be required to pay an additional $2.3 million fee for the preferred stock commitment.

We completed the construction of and launched the GeoEye-1 satellite in 2008. Contractual provisions allowed us to hold back $27.7 million due to our contractors as of December 31, 2008. These amounts were paid in 2009.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $271.4 million at December 31, 2009 and approximately $236.2 million at December 31, 2008. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of December 31, 2009 included approximately $81.4 million of contracts with the U.S. Government, including approximately $39.5 million related specifically to the SLA. In addition to this backlog, we have recently added another $37.5 million with our most recent SLA extension. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain international government customers have signed multi-year access fee and operating and maintenance contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in backlog.

In addition, there is $196.3 million of remaining unamortized revenue related to payments made prior to FOC from NGA, of which $24.2 million is expected to be recognized during 2010. We have not included this in our backlog because no specific services will be rendered to recognize the revenue. The balance will be recognized on a straight-line basis over the useful life of the satellite.

Capital Expenditures

For 2009, our capital expenditures included $68.8 million for satellites and ground systems and $10.3 million for property, plant and equipment.

We currently expect our 2010 total capital expenditures, excluding the GeoEye-2 satellite, to range from approximately $12 million to $15 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided from operating activities, proceeds from the 2015 Notes and, if necessary, additional borrowings or funding from a customer or customers. To the extent that we sign a contract for the construction of the GeoEye-2 satellite, we would expect to incur additional capital expenditures in excess of cash on hand and cash provided from operating activities in 2010 and beyond. The timing of the GeoEye-2 program may vary depending on our perception of the market potential, especially the potential interest from the U.S. Government. In light of the significant capital required to build GeoEye-2 and the current state of the financial markets, timing may also vary subject to our ability to negotiate a cost share with the U.S. Government on terms which we deem to be acceptable.

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

Contractual Obligations and Commercial Commitments

The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2009:

	Payments due by year
						2015 and
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
				(In thousands)

Long-term debt obligations	$497	$—	$—	$—	$—	$400,000	$400,497
Operating lease obligations	2,082	2,039	1,051	322	132	—	5,626
Interest expense on long-term debt(1)	38,500	38,500	38,500	38,500	38,500	32,083	224,583
Purchased obligations(2)	455	456	—	—	—	—	911

Total contractual obligations	$41,534	$40,995	$39,551	$38,822	$38,632	$432,083	$631,617

(1)	Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625%

(2)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the pentaly is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee. As of December 31, 2009, purchase obligations include ground system and communication services. Contracts that can be unilaterally terminated without a penalty have not been included.

In addition to the above, the Company has entered into commitments subsequent to December 31, 2009, totaling up to approximately $59.2 million, primarily purchase obligations, all of which expire in 2010.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, revenue recognition, satellites and related ground systems, stock-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers and the provision of direct access to our satellites and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. We enter into fixed price, unit-price and time and materials contracts with our customers. When recognizing revenue, we consider the following:

•	We consider the nature of our contracts, and the types of products and services provided, when we determine the proper accounting for a particular contract.

•	Significant contract interpretation is sometimes required to determine the appropriate accounting for certain sales transactions that involve multiple element arrangements.

•	We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery.

•	We recognize revenues for the provision of direct access to our satellites on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage.

•	We recognize revenues for the sale of ground processing technology upgrades and support services based on the delivery of these products and services. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services and the requirements for separate revenue recognition are not met, we recognize revenues on a straight line basis over the combined delivery term of the services.

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

At times we may receive payments from some customers in advance of providing services. Amounts received from customers pursuant to satellite access prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms. In addition, cost-share amounts received from the U.S. Government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.

In addition, our revenue recognition policy requires an assessment as to whether the collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially impact the timing and/or amount of revenue recognition.

Satellites and Related Ground Systems

Satellites and related ground systems are recorded at cost. The cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development, as well as depreciation costs related to assets which support the construction and development of our satellite and related ground systems. During the construction phase, the costs of our satellites are capitalized, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss were to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Asset Impairment Assessments

Goodwill

We evaluate the carrying value of goodwill on an annual basis in the fourth quarter and when events and changes in circumstances indicate that the carrying amount may not be recoverable. In assessing the recoverability of goodwill, we calculate the fair market value at the Company level, which is the sole reporting unit. If the carrying value of the Company exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairment existed as of December 31, 2009.

Long-Lived Assets

In assessing the recoverability of our satellites, fixed assets and other long-lived assets, we evaluate the recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things, changes in estimates of the useful lives of the assets (for example, degradation in the quality of images downloaded from the satellite), changes in estimates of our ability to operate the assets at expected levels (for example, due to intermittent loss of satellite transmissions) and by the loss of one or several significant customer contracts.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. We estimate the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have operational lives of nine years and service lives as high as ten years. The useful depreciable lives of our satellites are generally the operational lives.

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

Income Taxes

Income tax provision is based on income before taxes and is computed using the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the difference is expected to reverse. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. This assessment requires significant judgment. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed more likely than not that certain tax positions will be sustained. Under SFAS 109, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Stock-Based Compensation

Employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. There is limited historical information available to support our estimate of certain assumptions required to value our stock options. When establishing an estimate of the expected term of an award, we use the simplified calculation due to the lack of historical exercise data. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See also Note 14 in the notes to the consolidated financial statements for more information.

Recent and Pending Accounting Pronouncements

In April 2009, the FASB issued guidance on financial instruments, which amends prior authoritative guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends prior guidance to require those disclosures in all interim financial statements. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC) and identified the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The changes to the GAAP hierarchy did not result in any accounting changes.

In August 2009, the FASB revised its guidance related to fair value measurements and disclosures for the fair value measurement of liabilities. The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The revised guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The revised guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quote price of the asset are required are Level 1 fair value measurements. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow.

In October 2009, the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that require new disclosures for fair value measurements and provide clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this update to materially expand our consolidated financial statement footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. All of our debt as of December 31, 2009 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

Effective July 1, 2008, we had entered into an interest rate cap agreement associated with the 2012 Notes that was intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The 2012 Notes were subject to interest rate fluctuation because the interest rate reset semi-annually for the term of the 2012 Notes. The interest rate cap agreement was outstanding until January 2010 when we paid off the remaining balance of the 2012 Notes. As of December 31, 2009, the fair value of the interest rate cap was zero.

We do not currently have any material foreign currency exposure. Our revenue contracts are primarily denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited the accompanying consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
March 12, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GeoEye, Inc.
Dulles, VA

We have audited the accompanying consolidated balance sheet of GeoEye, Inc. as of December 31, 2007 (not included herein) and the related consolidated statements of operations and stockholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

/s/  BDO Seidman, LLP

Bethesda, Maryland

April 2, 2008, except for the effects of the restatement discussed under the September 2008 Restatement section of Note 2 which is as of September 5, 2008 and except for the effects of the restatement discussed under the March 2009 Restatement section of Note 2 which is as of April 1, 2009.

GEOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$208,872	$106,733
Short-term investments	—	3,813
Accounts receivable — trade and unbilled receivables (net of allowances: 2009 — $923; 2008 — $738)	32,578	26,851
Income tax receivable	40,237	20,142
Restricted cash	52,268	—
Prepaid expenses	5,898	28,069
Other current assets	10,938	6,256

Total current assets	350,791	191,864
Property, plant and equipment, net	25,381	22,748
Satellites and related ground systems, net	505,035	488,145
Goodwill	34,264	34,264
Intangible assets, net	11,685	14,335
Non-current restricted cash	13,653	—
Other non-current assets	6,398	12,978
Deferred tax assets	—	30,271

Total assets	$947,207	$794,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,196	$19,653
Accrued payroll	10,077	6,555
Accrued expenses — subcontractors	1,023	27,738
Accrued interest payable	8,701	15,817
Current portion of deferred revenue	52,221	40,629
Current deferred tax liabilities	4,744	5,594
Current portion of long term debt	497	—

Total current liabilities	91,459	115,986
Long-term debt	380,594	247,502
Long-term deferred revenue, net of current portion	192,313	199,317
Non-current income tax reserve	248	1,396
Deferred tax liabilities	2,078	—
Other non-current liabilities	560	—

Total liabilities	667,252	564,201

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $.01; 50,000 shares authorized; 19,912 and 18,422 shares issued and outstanding at December 31, 2009 and 2008, respectively	199	184
Additional paid-in capital	227,988	210,513
Retained earnings	51,768	19,707

Total stockholders’ equity	279,955	230,404

Total liabilities and stockholders’ equity	$947,207	$794,605

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$271,102	$146,659	$183,023
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	94,693	72,216	64,628
Depreciation and amortization	57,166	11,357	16,474
Selling, general and administrative	46,608	36,990	22,737
Inventory impairment and satellite impairment settlement	—	3,296	—

Total operating expenses	198,467	123,859	103,839

Income from operations	72,635	22,800	79,184
Interest expense, net	31,020	11,452	14,189
Other non-operating expense (income)	—	1,000	(3,010)
Loss from early extinguishment of debt	27,127	—	—

Income before provision for income taxes	14,488	10,348	68,005
(Benefit) provision for income taxes	(17,573)	(16,267)	39,535

Net income	$32,061	$26,615	$28,470

Earnings per share
Earnings per common share — basic	$1.71	$1.48	$1.62

Earnings per common share — diluted	$1.55	$1.36	$1.44

Shares used to compute basic earnings per share	18,753	17,983	17,585
Shares used to compute diluted earnings per share	20,685	19,558	19,801

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit)	Equity
	(In thousands, except share amounts)

Balance as of December 31, 2006	17,475	$175	$188,531	$(35,378)	$153,328
Net income	—	—	—	28,470	28,470
Warrants exercised	276	3	7,713	—	7,716
Issuance of stock	117	1	1,619	—	1,620
Stock-based compensation	—	—	2,075	—	2,075

Balance as of December 31, 2007	17,868	179	199,938	(6,908)	193,209
Net income	—	—	—	26,615	26,615
Warrants exercised	513	5	7,044	—	7,049
Issuance of stock	41	—	135	—	135
Stock-based compensation	—	—	3,396	—	3,396

Balance as of December 31, 2008	18,422	184	210,513	19,707	230,404
Net income	—	—	—	32,061	32,061
Warrants exercised	1,407	14	14,632	—	14,646
Issuance of stock	94	1	749	—	750
Surrender of common stock to cover employee’s tax liability	(14)	—	(277)	—	(277)
Stock-based compensation	3	—	2,371	—	2,371

Balance as of December 31, 2009	19,912	$199	$227,988	$51,768	$279,955

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$32,061	$26,615	$28,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,166	11,357	16,474
Non-cash amortization of NGA cost share	(21,062)	—	—
Amortization of debt discount and issuance costs	3,356	3,531	3,862
Loss from early extinguishment of debt	27,077	—	—
Asset impairment	—	3,154	—
Other gains and losses	194	29	(2,955)
Change in fair value of derivative instruments	11	2,408	3,078
Deferred income taxes	5,637	(23,004)	(10,271)
Stock-based compensation	2,371	3,396	2,075
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable and other current assets	(12,474)	(8,302)	(25,382)
Net transfer to restricted cash	(17,605)	—	—
Other assets	1,974	(2,549)	4,037
Accounts payable and current liabilities	(8,768)	6,613	(2,534)
Income taxes receivable/payable and reserves	4,619	(61,431)	46,787
Other liabilities	—	—	(2,363)
Deferred revenue	25,650	36,311	9,655

Net cash provided by (used in) operating activities	100,207	(1,872)	70,933
Cash flows from investing activities:
Capital expenditures	(79,090)	(127,937)	(60,159)
Net transfer to restricted cash for satellite construction	(47,757)	—	—
Satellite insurance proceeds	—	—	40,000
Payments for business acquisitions, net of cash acquired	—	—	(10,027)
Redemption (purchase) of short term investments	3,813	3,750	(2,255)

Net cash used in investing activities	(123,034)	(124,187)	(32,441)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	377,094	—	—
Repayment of long-term debt	(266,965)	—	(15,443)
Net transfer to restricted cash for debt extinguishment	(559)	—	—
Issuances of common stock	15,396	6,031	9,336

Net cash provided by (used in) financing activities	124,966	6,031	(6,107)

Net increase (decrease) in cash and cash equivalents	102,139	(120,028)	32,385
Cash and cash equivalents, beginning of period	106,733	226,761	194,376

Cash and cash equivalents, end of period	$208,872	$106,733	$226,761

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$35,161	$11,718	$14,486
Income taxes paid	3,215	67,340	3,133
Non-cash surrender of common stock to cover tax liability	(277)	—	—

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(1)	Business

GeoEye is a leading commercial provider of highest accuracy, highest resolution earth imagery, image processing services and imagery information products to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies, and commercial customers. We own and operate three Earth-imaging satellites, GeoEye-1, IKONOS and Orbview-2 and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities which can process, manage, analyze and share imagery from any commercial or government satellite. Our satellite and aerial imagery products and services provide our customers with the timely, and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, and disaster preparedness and emergency response. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, and our color digital imagery library differentiates us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

(2)	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of GeoEye and all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates, and assumptions that affect the amount reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer. To determine revenue recognition for multiple element arrangements, we consider whether individual customer arrangement elements have value to the customer on a standalone basis, whether there is objective and reliable evidence of fair value of undelivered item(s) and, if the arrangement includes a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services and the requirements for separate revenue recognition are not met, we recognize revenues on a straight line basis over the combined delivery term of the services.

Deferred revenue represents receipts in advance of the delivery of imagery or services. Revenue for other services is recognized as services are performed. In addition, cost-share amounts received from the U.S. Government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Costs associated with products not yet delivered at year end are recorded as work in progress. Costs of $1.8 million were recorded in work in progress at December 31, 2009. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $1.6 million and $1.1 million at December 31, 2009 and 2008, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be effected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Losses recognized during 2009 were immaterial.

Accounts receivable are stated at amounts due from customers and primarily include international customers and U.S. Government customers. Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or for all probable losses of accounts receivable not specifically identified. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful. The changes in our allowance for doubtful accounts are as follows (in thousands):

	Balance at				Balance at
	Beginning of	Charged to			End of
Allowances for Doubtful Accounts	Period	Operations	Write-Offs	Acquisitions	Period

Year ended December 31, 2007	$610	233	(105)	—	$738

Year ended December 31, 2008	$738	183	(183)	—	$738

Year ended December 31, 2009	$738	194	(9)	—	$923

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award at the grant date, and the associated expense, net of estimated forfeitures, is recognized ratably over the requisite service period, which is generally the maximum vesting period of the award. Further information regarding stock-based compensation can be found in Note 14, “Stock Incentive Plans”.

Business Combinations

We account for business combinations by recognizing the tangible and separately identifiable intangible assets that were acquired and liabilities that were assumed at their fair value at the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recorded as goodwill.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. These investments generally consist of money market investments.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and various customers in the ordinary course of business to serve as performance obligation guarantees. As of December 31, 2009, the Company had $17.6 million classified as restricted cash as a result of these irrevocable standby letters of credit. Approximately $3.9 million is available within one year and is classified as current and the remaining $13.7 million is available quarterly through 2014.

In connection with the issuance of the 2015 Notes during the fourth quarter of 2009, the Company deposited $47.8 million of the net proceeds into a restricted cash account. These restricted proceeds are only available to finance a portion of the costs of constructing a new high-resolution satellite. For purposes of the statement of cash flows, this transfer to restricted cash has been presented in investing activities as it was required for the procurement and construction of our next satellite. In addition, as of December 31, 2009, $0.5 million of cash was escrowed and classified as restricted cash until January 22, 2010 at which time the remaining outstanding 2012 Notes were paid in full. As of December 31, 2009, the Company had $48.3 million classified as restricted cash as a result of the debt offering.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are placed in or with various financial institutions. We have not experienced losses on such accounts and do not believe we have any significant risk in this area.

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

Satellites, Related Ground Systems and Property, Plant and Equipment

Satellites and related ground systems, property and equipment are recorded at cost. The cost of our satellites includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor costs incurred in the construction and development, as well as depreciation costs related to assets which support the construction and development of our satellite and related ground systems. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred.

While under construction, the costs of our satellites are capitalized during the construction phase, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and in-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which the loss

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurs. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Depreciation and amortization are provided using the straight-line method as follows:

Asset	Estimated Useful Life

Buildings	15 to 40 years
Furniture, computers and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 3 to 7 years
Vehicles	5 years
Airplanes	15 years
Ground systems	8 years
Satellites	9 years

Satellite Insurance

We currently maintain in-orbit insurance policies covering our GeoEye-1 and IKONOS satellites in the amount of $250 million and $20 million, respectively, as of December 31, 2009. We capitalize the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our commercial satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1, which is nine years. Following launch and in-orbit commissioning, insurance premium amounts related to in-orbit operations are charged to expense ratably over the related policy periods.

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information. Goodwill is not amortized but is tested on an annual basis for impairment in the fourth quarter and whenever events and changes in circumstances suggest that the carrying amount may not be fully recoverable.

Intangible assets arising from business combinations are initially recorded at fair value. We amortize intangible assets with definitive lives on a straight-line basis over their estimated useful lives, which are generally three to ten years. We review for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Impairment losses are recognized when the sum of expected undiscounted net future cash flows is less than the carrying value of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its carrying value. Fair market value is determined primarily using the projected future cash flows.

Derivative Instruments and Hedging Activities

We use derivative financial instruments to manage our exposure to fluctuations in interest rates on our long-term debt. We do not hold or issue derivative financial instruments for trading or speculative purposes. We account for interest rate swaps by recognizing all derivative financial instruments on the consolidated balance sheet at fair value

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and for those derivative financial instruments not designated as cash flow hedges, we mark these contracts to market value each period and record the gain or loss in the consolidated statement of operations in interest expense, net.

Advertising Costs

We recognize advertising costs as incurred which have historically not been significant. Advertising costs were $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2009, 2008, and 2007 respectively. These costs are included in selling, general and administrative expenses in our consolidated statement of operations.

Research and Development Costs

We record as research and development expense all internal and external services and supplies costs incurred in the development of the new information services business. The Company incurred $1.4 million in research and development costs for the year ended December 31, 2009. Research and development costs were not significant for the years ended December 31, 2008 and 2007. Any research and development expenses incurred are included in selling, general and administrative expenses in our consolidated statement of operations.

Income Taxes

The provision for income taxes is computed using the asset and liability method under which deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Effective January 1, 2007, we adopted the new accounting guidance issued by the FASB on accounting for uncertain tax positions and have elected to record any applicable interest and penalty expenses related to uncertain tax positions as part of the provision for income taxes. The guidance provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

Recent and Pending Accounting Pronouncements

In April 2009, the FASB issued guidance on financial instruments, which amends prior authoritative guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends prior guidance to require those disclosures in all interim financial statements. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC”) and identified the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The changes to the GAAP hierarchy did not result in any accounting changes.

In August 2009, the FASB revised its guidance related to fair value measurements and disclosures for the fair value measurement of liabilities. The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The revised guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. The revised guidance also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical liability when traded as an asset in an active market when no adjustments to the quote price of the asset are required are Level 1 fair value measurements. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow.

In October 2009, the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that require new disclosures for fair value measurements and provide clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this update to materially expand our consolidated financial statement footnote disclosures.

(3)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from NGA in February 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred was $480.8 million.

Under the NextView contract, NGA agreed to support the project with a cost share totaling approximately $237.0 million spread out over the course of the project development and subject to various milestones. By March 19, 2009, NGA had paid the Company its cost share obligation in full. GeoEye had deferred recognition of the cost share amounts from NGA as revenue until GeoEye-1’s in-service date in February 2009. The Company recognizes this revenue on a straight-line basis over the nine-year depreciable operational life of the satellite. The Company achieved deployment of GeoEye-1 for less than the maximum cost specified in the contract with NGA. As a result, GeoEye has credited a portion of NGA’s cost share payments, approximately $20.0 million, against future imagery purchase obligations during 2009, all of which was applied against NGA’s purchase with no outstanding balance as of December 31, 2009.

In December 2008, the Company finalized a Service Level Agreement modification, or SLA, to the NextView contract with NGA. On September 1, 2009, the NGA extended the SLA through March 31, 2010. On March 1, 2010, NGA modified the SLA to provide the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods, with the last option period expiring on December 31, 2010. Under the SLA, GeoEye began delivering imagery to NGA in the first quarter of 2009 and recognized $124.9 million of imagery revenue during the year ended December 31, 2009.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009 and 2008, GeoEye received new U.S. Government awards totaling more than $37.9 million and $34.5 million, respectively, to supply the NGA with a significant amount of imagery-based geospatial-intelligence products. These awards are in addition to the Service Level Agreement modification to the NextView contract and are expected to be completed during 2010. Under these awards, the Company recognized $10.4 million and $9.6 million of imagery revenue during the years ended December 31, 2009 and 2008, respectively.

(4)	Comprehensive Income (Loss)

For the years ended December 31, 2009, 2008 and 2007, there were no material differences between net income as reported and comprehensive income.

(5)	Earnings Per Share

Basic earnings per share (EPS) are computed based on the weighted-average number of shares of our common stock outstanding. Diluted EPS is computed on the weighted-average number of shares of our common stock outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Numerator for basic and diluted earnings per common share:
Net income	$32,061	$26,615	$28,470

Denominator:
Weighted average shares outstanding used to compute basic EPS	18,753	17,983	17,585
Dilutive effect of:
Warrants	1,710	1,344	2,005
Stock options	149	191	192
Restricted stock	12	—	—
Deferred stock units	55	38	19
Employee stock purchase plan shares	6	2	—

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	20,685	19,558	19,801

Outstanding stock options to purchase 165,278, 110,392 and 6,000 of our common stock for 2009, 2008 and 2007, respectively, were excluded from the computation of dilutive EPS because the effect would have been anti-dilutive. See Note 14, “Stock Incentive Plans,” for information on option exercise prices and expiration dates and restricted stock units.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Land and buildings	$7,239	$6,462
Furniture, computers and equipment	33,123	25,458
Leasehold improvements	3,342	1,754
Vehicles and airplanes	2,096	1,815
Accumulated depreciation	(20,419)	(12,741)

Property, plant and equipment	$25,381	$22,748

Depreciation expense was $7.7 million, $5.9 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(7)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Satellites	$416,658	$12,220
Ground systems	83,728	7,359
Accumulated depreciation	(64,827)	(17,988)

Subtotal	435,559	1,591
Satellites and ground systems in process	69,476	486,554

Satellites and related ground systems, net	$505,035	$488,145

Included in satellites and ground systems in process are total capitalized costs related to the Company’s development efforts to build our next earth imaging satellite, GeoEye-2 as of December 31, 2009. As of December 31, 2008, the satellites and ground systems in process costs primarily related to construction costs of our GeoEye-1 satellite which was placed in service during February 2009.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of December 31, 2009, we carried $250.0 million in-orbit insurance on GeoEye-1, comprised in part by $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, of such coverage, $20.0 million expires on September 6, 2010, $117.0 million expires December 1, 2010 and $50.0 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite which expires December 1, 2010.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $20.0 million of in-orbit coverage which expires on December 1, 2010. We currently expect to continue commercial operations with IKONOS through at least 2011 based on a study that was completed in August 2008 and updated in January 2010 by the IKONOS manufacturer, which resulted in a revised life expectancy for IKONOS.

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total satellite and related ground systems depreciation expense was $46.8 million, $2.7 million and $10.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(8)	Goodwill and Intangible Assets

The carrying amount of goodwill was $34.3 million for the years ended December 31, 2009 and 2008, respectively. We performed our annual impairment test and concluded that goodwill was not impaired as of the test date.

Intangible assets consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009				2008
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value

Contracts/customer relationships	9.2 years	$18,971	$(8,149)	$10,822	$18,971	$(6,057)	$12,914
Trade names	5.4 years	2,093	(1,406)	687	2,093	(1,028)	1,065
Patents and other	5.2 years	3,396	(3,220)	176	3,396	(3,040)	356

Intangible assets, net		$24,460	$(12,775)	$11,685	$24,460	$(10,125)	$14,335

Total amortization expense related to intangible assets was $2.7 million for each of the years ended December 31, 2009, 2008 and 2007. Estimated future amortization expense related to intangible assets at December 31, 2009 is as follows (in thousands):

For the Year Ending December 31,

2010	2,642
2011	2,241
2012	2,229
2013	2,121
2014	2,093
Thereafter	359

Total expected future annual amortization	$11,685

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

We file a consolidated U.S. federal income tax return with our wholly-owned subsidiaries. The components of our income tax provision (benefit) are as follows (in thousands):

	2009	2008	2007

Current (benefit) provision:
Federal	$(19,893)	$6,174	$43,980
State	(3,317)	563	5,826

Total current (benefit) provision	(23,210)	6,737	49,806
Deferred provision (benefit):
Federal	3,296	(21,193)	(8,809)
State	2,341	(1,811)	(1,462)

Total deferred provision (benefit)	5,637	(23,004)	(10,271)

Total (benefit) provision for income taxes	$(17,573)	$(16,267)	$39,535

The differences between the tax provision calculated at the statutory U.S. income tax rate and the actual tax provision are as follows (in thousands):

	2009	2008	2007

Federal tax at statutory rate	$5,071	$3,622	$23,802
State income taxes, net	295	212	1,567
Change in valuation allowance	121	568	—
Change in state effective rate	(138)	2,967	—
Credits	(515)	—	—
Restored net operating losses	(21,419)	—	—
Uncertain tax position adjustment	(1,089)	(24,133)	14,022
IRS interest, net of tax benefit	—	504	—
Permanent items and other	101	(7)	144

Total (benefit) provision for income taxes	$(17,573)	$(16,267)	$39,535

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax (liabilities) assets were as follows at December 31, 2009 and 2008 (in thousands):

	2009	2008

Deferred tax assets:
Deferred revenue	$74,745	$84,251
Accruals and reserves	3,622	2,280
Goodwill and intangibles	511	80
Net operating loss carryforwards	21,036	—
Credit carryforwards	278	—
Other	3,375	2,302

Total gross deferred tax assets	103,567	88,913
Less: valuation allowance	(689)	(568)

Deferred tax assets	102,878	88,345

Deferred tax liabilities:
IRC 481(a) adjustment — NextView contract	(36,906)	(54,011)
Property, plant and equipment	(72,794)	(9,657)
Other	—	—

Total deferred tax liabilities	(109,700)	(63,668)

Net deferred tax (liabilities) assets	$(6,822)	$24,677

On October 15, 2009, the Internal Revenue Service approved our ruling request regarding an ownership change to effectively allow us to recover $57.6 million of previously limited net operating loss generated prior to November 2004. We plan to amend prior year income tax returns resulting in a tax receivable of approximately $12.4 million and the remaining $24.1 million carryforward balance has been recorded as an $8.9 million deferred tax asset. The utilization of the deferred tax asset related to the restored net operating loss carryforward is limited to approximately $4.0 million per year as part of a Section 382 ownership change. Additionally, we plan to carryback our current year loss for tax purposes and adjust the effect of prior year restatements, resulting in an income tax receivable of approximately $27.3 million and the remaining $31.1 million carryforward balance has been recorded as an $11.8 million deferred tax asset. The total federal and state net operating loss carryforward, is approximately $55.0 million. The federal net operating loss carryforward will expire between tax years 2021 and 2029 and the state net operating loss carryforward from various jurisdictions will expire between tax years 2017 and 2029.

The statutes of limitations for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2005 through 2008 have not expired and thus these years remain subject to examination by the IRS and state jurisdictions. Significant state jurisdictions that remain subject to examination include Colorado, Virginia and Missouri for tax years 2005 through 2008. For tax years that we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

During 2008, we filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service. As a result of the filing, we will recognize a revenue adjustment of $48.5 million annually until tax year 2011.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence. Accordingly, we consider past operating results, forecasts of earnings and taxable income, the reversal of temporary differences and any prudent

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and feasible tax planning strategies. Management believes the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The increase in the valuation allowance during the year ended December 31, 2009, related mainly to the impact of state tax rates on deferred items.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense as well as any potential tax liability arising from these positions. In 2009, we reversed penalties and interest totaling $1.1 million recorded as an income tax benefit. Penalties and interest amounts recorded as income tax expense, totaled $0.1 million in 2009, $5.5 million in 2008 and $14.0 million in 2007. The total liability for unrecognized tax benefits for 2009 and 2008 was $0.2 million and $1.4 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008

Balance at beginning of year	$1,396	$93,081
Additions for tax positions in prior years	123	5,467
Settlements	(1,271)	(97,152)

Balance at end of year	$248	$1,396

(10)	Debt

On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625% Senior Secured Notes due October 1, 2015, or 2015 Notes. Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The net proceeds of the 2015 Notes offering were used to fund the repurchase of $249.5 million in outstanding aggregate principal, or approximately 99.8%, of the Company’s outstanding $250.0 million 2012 Notes as part of a tender offer to purchase the 2012 Notes which expired on October 8, 2009. Under the terms of the tender offer for the 2015 Notes, $249.5 million of the Notes were tendered and the holders received $1,070 per $1,000 in principal amount for the 2012 Notes. Approximately $0.5 million of the 2012 Notes were not tendered and remained outstanding until January 22, 2010 at which time the Company exercised its rights to discharge these final 2012 Notes and the holders received $1,040 per $1,000 in principal amount of their 2012 Notes. With the issuance of the 2015 Notes during the fourth quarter of 2009, the Company recorded an early extinguishment of debt expense representing the remaining unamortized prepaid financing costs, unamortized discount, and tender premium related to the 2012 Notes totaling approximately $27.1 million.

The Company will use a portion of the net proceeds for general corporate purposes, which may include funding a portion of the costs of constructing a new high-resolution satellite. In addition, the Company deposited $47.8 million of the net proceeds of the 2015 Notes into a restricted account. These restricted proceeds are held by a trustee for the benefit of the 2015 Note holders and are only available to the Company or one of its subsidiaries to finance the procurement, construction and / or launch of one or more satellites after the October 9, 2009 issue date provided that at such time of the withdrawal from the restricted account, the Company or one of its subsidiaries will have been selected by NGA for an award with respect to a new satellite. As of December 31, 2009, the net proceeds of $47.8 million is included as restricted cash in the consolidated balance sheet.

The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The 2015 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

The full principal obligation amount of $400.0 million will be paid upon the maturity of the 2015 Notes in October 2015.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture governing our 2015 Notes contains a number of restrictions and covenants that, among other things limit our ability to incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization expenses, net interest income or expense, loss from early extinguishment of debt, income tax expense (benefit), non-cash loss on inventory and investment impairments and non-cash stock based compensation expense. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred cost-share amounts related to the NextView agreement with NGA. Under the instruments governing the 2015 Notes, except for certain provisions allowed under the indenture, we are prohibited from paying dividends until the principal amount of all such 2015 Notes have been repaid.

In connection with the issuance of the 2015 Notes, we entered into a registration rights agreement with the initial purchasers of the notes in which we agreed to file a registration statement with the SEC to permit the holders to exchange or resell the notes. We agreed to use reasonable best efforts to file such registration statement on or prior to July 6, 2010, and consummate any exchange offer within 60 days after the effective date of the registration statement, but not later than October 29, 2010, and have the registration statement remain effective for 180 days after the last date of the exchange of the notes. In the event that the registration statement is not filed or declared effective or the exchange offer is not consummated within these deadlines, the agreement provides that additional interest would accrue on the 2015 Notes at a rate of 0.25% per annum for the first 90-day period and an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum increase of 1% per annum. We do not believe that it is probable that we will not comply with the registration rights agreement. Therefore, no liability has been recorded for the additional interest that may be required in the event of non-compliance.

On June 29, 2005, we issued $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012 (2012 Notes). The purpose of the offering was to (1) contribute the proceeds to the capital of our wholly-owned subsidiary, ORBIMAGE Inc., established to hold the construction costs for the GeoEye-1 satellite, (2) to mandatorily redeem all of the outstanding Senior Subordinated Notes of ORBIMAGE Inc. that were to mature in 2008 and (3) for general working capital purposes. The 2012 Notes were issued at a discount of 2.0% of total principal. Consequently, we received $245.0 million of cash proceeds at closing. The 2012 Notes bear interest at a rate per annum, reset semi-annually, equal to the greater of six-month LIBOR or 3.0% plus a margin of 9.5%. Total interest expense related to the Notes for the years ended December 31, 2009, 2008 and 2007 was $26.9 million, $36.4 million and $39.4 million, respectively. As of December 31, 2009 and 2008, the carrying value of the 2012 Notes was $0.5 million and $247.5 million, respectively.

In connection with the issuance of the 2012 notes, the Company entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75% through July 1, 2008. We recorded a realized loss of $0.5 million, and unrealized losses of $1.4 million for the year ended December 31, 2008 and $3.1 million for the year ended December 31, 2007. All unrealized and realized gains and losses are included in interest expense, net in our consolidated statement of operations. The interest rate swap agreement expired on July 1, 2008.

In February 2008, we entered into a $250.0 million interest rate cap agreement that intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The cap agreement cost was $0.5 million and is effective July 1, 2008 and was outstanding until January 4, 2010 when we paid off the remaining balance of the 2012 Notes. For the year ended December 31, 2008, we recorded an unrealized loss of $0.5 million which is included in interest expense in our consolidated statement of operations. As of December 31, 2009 the fair value of the interest rate cap was zero.

On January 10, 2006, we completed the acquisition of Space Imaging pursuant to the terms of the Purchase Agreement. The acquisition was financed mainly through the incurrence of $50.0 million of indebtedness (SI Credit Agreement). We repaid the remaining principal of $15.4 million on February 2, 2007. The interest rate per annum

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable to the loans was 11.0% in 2007. Interest expense recognized in 2007 also included remaining unamortized prepaid financing costs of $1.0 million and $0.3 million of amortization of the debt discount that was outstanding at December 31, 2006.

As additional consideration to the lenders under the SI Credit Agreement for making the loans thereunder, we issued to the lenders warrants to purchase 500,000 shares of our common stock at an exercise price of $15.00 per share. During 2009, 115,385 warrants were exercised on January 8, 2009. The warrants were valued at approximately $1.6 million at the date of issuance. The assumptions used to determine the value of the warrants at issuance were volatility of 62.53%, dividend yield of 0%, risk-free interest rate of 4.36% and expected term of 3 years. These warrants were recorded as additional paid in capital at issuance and were amortized over the term of the debt.

The composition of interest expense, net is as follows:

	2009	2008	2007
Interest expense, net	Amount	Amount	Amount

Interest expense	$36,183	$38,844	$42,478
Capitalized interest	(4,771)	(22,657)	(20,103)
Interest income	(392)	(4,735)	(8,186)

Total interest expense, net	$31,020	$11,452	$14,189

(11)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2009 (in thousands):

	Payments due by Year
						2015 and
Contractual Obligations	2010	2011	2012	2013	2014	thereafter	Total
	(In thousands)

Long-term debt obligations	$497	$—	$—	$—	$—	$400,000	$400,497
Operating lease obligations	2,082	2,039	1,051	322	132	—	5,626
Interest expense on long-term debt(1)	38,500	38,500	38,500	38,500	38,500	32,083	224,583
Purchased obligations(2)	455	456	—	—	—	—	911

Total contractual obligations	$41,534	$40,995	$39,551	$38,822	$38,632	$432,083	$631,617

(1)	Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our Notes, which bear interest at a rate per annum of 9.625%

(2)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us that meet any of the following criteria: (1) they are non-cancelable, (2) we would incur a penalty if the agreement was cancelled, or (3) we must make specified minimum payments even if we do not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table. If the obligation is cancelable, but we would incur a penalty if cancelled, the dollar amount of the pentaly is included as a purchase obligation. If we can unilaterally terminate the agreement simply by providing a certain number of days notice or by paying a termination fee, we have included the amount of the termination fee. As of December 31, 2009, purchase obligations include ground system and communication services. Contracts that can be unilaterally terminated without a penalty have not been included.

In addition to the above, the Company has entered into commitments subsequent to December 31, 2009, totaling up to approximately $59.2 million, primarily purchase obligations, all of which expire in 2010.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Total rental expense under these operating leases was $2.2 million, $1.9 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

(12)	Employee Benefit Plan

The GeoEye Retirement Savings (Plan), a combination employee savings plan and discretionary profit-sharing plan, covers most GeoEye employees. The plan qualifies under section 401(k) of the Internal Revenue Code (IRC). Under the plan, participating employees may elect to voluntarily contribute on a pre-tax basis between 1% and 100% of their salary up to the annual maximum established by the IRC. Participating employees may also elect to contribute on an after-tax basis between 1% and 10% of their salary up to the annual maximum established by the IRC. Participants are always 100% vested in their accounts. Our matching contributions to the Plan are based on certain Plan provisions and at the discretion of the Board of Directors. Other than our matching obligations, profit sharing contributions are discretionary. The matching annual contribution expense was $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(13)	Warrants

As of December 31, 2009 there were outstanding warrants to purchase up to 1,834,296 shares of new common stock at an exercise price of $10 per share. Of the outstanding warrants as of December 31, 2009, 1,174,579 warrants were exercised through March 11, 2010. The remaining 659,717 warrants expire on March 25, 2010.

(14)	Stock Incentive Plans

Employee Stock Plans

We adopted an Employee Stock Purchase Plan (ESPP) on July 1, 2008. The ESPP allows eligible employees to purchase common stock at not less than 85% of the closing fair market value of a share of the common stock on the purchase date. The ESPP is considered to be compensatory as defined under current FASB accounting guidance. The offering period under the ESPP ran through December 31, 2009. Thereafter, unless modified by the ESPP administrator, each subsequent offering period will last six months and begin on January 1 and July 1. The purchase price is established on each new purchase date. Purchases are limited to 10% of each employee’s eligible compensation and subject to certain IRS restrictions. In general, all of our regular full-time employees are eligible to participate in the ESPP. Of the 100,000 shares of common stock reserved for issuance under the ESPP, 11,817 shares have been issued as of December 31, 2009.

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

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We accounted for our stock incentive plan using the modified prospective method as of January 1, 2006. We recognize stock-based compensation expense based on the estimated grant date fair value over the requisite service period of the award. During 2009, we recognized $2.4 million of stock-based compensation expense and during 2008 and 2007, we recognized $3.4 million and $2.1 million, respectively. Stock-based compensation expense is included in direct costs of revenue and selling, general and administrative expenses on the consolidated statement of operations.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the company’s stock at the date of grant.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated forfeiture rate is based on the Company’s historical experience of actual forfeitures. Information pertaining to stock options granted during the years ended December 31, 2009, 2008 and 2007 and related assumptions are noted in the following table:

	Year Ended December 31,
	2009	2008	2007

Volatility	75.93% - 83.59%	50.89% - 66.83%	50.48% - 52.39%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.90% - 3.39%	1.83% - 3.84%	4.60% - 4.66%
Expected average life	5.22 - 6.25 years	6.25 - 6.33 years	5.25 - 6.25 years
Exercise price per option	$19.52 - $32.69	$15.46 - $25.98	$18.00 - $20.24
Weighted average fair value of options granted during the year	$15.84	$11.17	$9.72

Expected Dividend Yield.  We have not issued dividends in the past nor do we expect to issue dividends in the future, as such, the dividend yield used was zero.

Expected Volatility.  Expected volatilities are based on historical closing prices of our common stock over a period that we believe is representative of the expected future volatility over the expected term. The options generally have graded vesting over four years (25% of the options in each grant vest annually) and the contractual term is either eight or ten years.

Risk-free Interest Rate.  The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term.  The expected term of options granted was determined under the simplified calculation provided in Staff Accounting Bulletin (SAB) No. 107, as amended by SAB No. 110. The Company uses the simplified calculation due to the lack of historical exercise data to make an estimate of the expected term. The

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options had graded vesting over four years (25% of the options in each grant vest annually) and the contractual term was eight or ten years.

The following table summarizes stock option activity for the year ended December 31, 2009 (in thousands, except exercise price and contractual term data):

				Weighted
				Average-
		Weighted-		Remaining
	Number	Average	Aggregate	Contractual
	of	Exercise	Intrinsic	Term
	Shares	Price	Value	(in Years)

Outstanding at January 1, 2009	635	$15.21
Granted	201	21.71
Exercised	(87)	11.99
Forfeited/Canceled	(40)	10.99

Outstanding December 31, 2009	709	$17.70	$7,283	6.71

Exercisable at December 31, 2009	351	$13.14	$5,170	5.68
Vested and expected to vest at December 31, 2009	693	$17.57	$7,200	6.69

The intrinsic value of options exercised during 2009, 2008 and 2007 was $1.1 million, $0.2 million and $1.4 million, respectively. As of December 31, 2009, there was $3.5 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost, net of forfeitures, is expected to be recognized over a weighted-average period of 2.69 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $1.0 million, $2.8 million, and $5.3 million, respectively.

Restricted Stock

In 2009, we granted a total of 19,601 shares of restricted stock. This included (i) 4,101 shares of restricted stock at grant prices of $19.52 and $18.39 to executive officers in lieu of cash as part of their 2009 annual merit increases (ii) 11,000 shares issued to new executive hires at grant prices of $22.61, $25.32 and $25.12 and (iii) 4,500 shares issued to an existing executive at grant prices of $22.67 and $25.12.

A summary of the status of our nonvested shares as of December 31, 2009, and changes during the year are presented below (in thousands, except fair value price data):

		Weighted-Average
	No. of	Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2009	80	$19.81
Granted	20	22.85
Vested	(76)	19.68

Nonvested restricted stock at December 31, 2009	24	$22.72

There was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan as of December 31, 2009. That cost is expected to be recognized over a weighted-average period of 2.29 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1.5 million, $0.2 million, and $1.0 million, respectively.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

On May 5, 2009, we granted 36,529 restricted stock units under the 2006 Plan to executive officers as part of a Long Term Incentive Plan (LTIP). On June 15, 2009, we granted an additional 3,956 restricted stock units to an executive officer hire. Restricted stock units have both performance and service requirements with vesting periods of three years. All units granted vest, if at all, between 2010 and 2012 depending on performance measured at the end of the agreement term, at which time the vested units are converted into shares of common stock. As of December 31, 2009, no units have vested. A summary of the status of our nonvested shares as of December 31, 2009, and changes during the year is presented below (in thousands, except fair value price data):

		Weighted-Average
	No. of	Grant-Date
Nonvested Restricted Stock Units	Shares	Fair Value

Nonvested at January 1, 2009	85	$17.76
Granted	41	26.14
Forfeited	(38)	18.19

Nonvested restricted stock units at December 31, 2009	88	$21.44

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. We recognize compensation cost ratably over the requisite service period based on the achievement of the performance condition and the estimated expected payout each reporting period. As of December 31, 2009, there was $1.0 million of total unrecognized compensation cost related to the nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.90 years.

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

		Weighted-Average
	No. of	Grant-Date
Deferred Stock Units	Shares	Fair Value

Balance at January 1, 2009	47	$21.42
Granted	24	18.72

Deferred stock units at December 31, 2009	71	$20.50

(15)	Fair Value Measurements

On January 1, 2008, the Company adopted the fair value measurement guidance which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. There are three levels of inputs that may be used to measure fair value:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature. The Company records debt at cost, net of debt discount and issuance costs.

At December 31, 2009, other than financial instruments of cash and cash equivalents, restricted cash, derivative instrument in the form of an interest rate cap, accounts receivable, accounts payable, accrued liabilities and debt, the Company did not hold any financial assets that were required to be measured for disclosure purposes at fair value on a recurring basis. The Company had not identified any Level 3 financial instruments at December 31, 2009 and 2008.

The following table provides information about the financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

			Reporting Date
			Using Significant
			Other Observable
Year	Description	Amount	Inputs (Level 2)
December 31, 2009	Short-term investments	$—	$—
December 31, 2008	Short-term investments	$3,813	$3,813

Short-term investments, which consist of certificates of deposit, are measured at fair value and are classified within Level 2 of the valuation hierarchy. These Level 2 fair values are routinely corroborated on a quarterly basis with observable market-based inputs.

The following table provides information about the financial liabilities measured at fair value at December 31, 2009 and December 31, 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Senior Secured Floating Notes (due 2012)	$0.5	$0.5	$247.5	$207.5
Senior Secured Notes (due 2015)	380.6	411.5	—	—

The Company issued $400.0 million of 2015 Notes, due October 1, 2015 and used a portion of the proceeds to repurchase $249.5 million of the 2012 Notes with $0.5 million remaining outstanding until January 2010. The fair value of the 2012 Notes was determined based on market trades of the 2012 Notes and are classified within Level 2. We classify the 2015 Notes within Level 2 as the valuation inputs are determined based on quoted prices and market observable data.

(16)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. Government, the Company’s largest customer, of $181.9 million, $56.5 million and $100.0 million for the years ended December 31, 2009, 2008 and 2007, representing 67%, 39% and 54% of total revenues, respectively. We had no other customers for whom revenues exceeded 10% of total revenues in 2009, 2008 and 2007.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has two product lines which are: (a) Imagery and (b) Production and Other Services.

Total revenues by product lines were as follows: (in thousands):

	Year Ended December 31,
	2009	2008	2007
Imagery	$206,417	$102,102	$146,707
NextView cost share	21,062	—
Production and other services	43,623	44,557	36,316

Total revenues	$271,102	$146,659	$183,023

Total domestic and international revenues were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$196,722	$75,880	$116,010
International	74,380	70,779	67,013

Total revenues	$271,102	$146,659	$183,023

Our property, plant and equipment and related ground systems are held domestically.

(17)	Financial Information of Guarantor Subsidiary

The Senior Secured Notes (2015 Notes) issued by the Company are unconditionally guaranteed jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The Company does not have any independent assets or operations other than its ownership in all of the capital stock of its Guarantor Subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries.

Under the terms of the 2012 Notes, the requirements to report consolidating information under Rule 3-10 under the Securities and Exchange Commission’s regulation S-X exists for the remaining $0.5 million principal balance still outstanding as of December 31, 2009. However, the Company believes including the consolidating financial information is no longer relevant given the fact that the debt was fully paid on January 22, 2010, prior to the issuance of our 2009 consolidated financial statements.

(18)	Summary of Quarterly Information (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized below (in thousands, except per share amounts):

	2009 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$45,211	$72,701	$79,941	$73,249
Income from operations	1,705	23,859	27,717	19,354
Net (loss) earnings	(1,737)	9,552	12,527	11,719
Earnings per share — basic	(0.09)	0.52	0.67	0.60
Earnings per share — diluted	(0.09)	0.46	0.61	0.55

(1)	In the fourth quarter of 2009, in connection with the issuance of the 2015 Notes, we recorded a pre-tax loss from early extinguishment of debt of $27.1 million.

(2)	In the fourth quarter of 2009, as a result of a favorable IRS ruling, we recorded $21.4 million of tax benefits related to the recovery of net operating losses previously limited due to an ownership change.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	In the fourth quarter of 2009, we recorded pre-tax reductions of revenue of $6.1 million as a result of the GeoEye-1 satellite irregularity and contract modifications.

	2008 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$35,912	$34,219	$35,840	$40,688
Income from operations	5,624	5,108	8,418	3,650
Net (loss) earnings	(817)	(557)	31,628	(3,639)
Earnings per share — basic	(0.05)	(0.03)	1.76	(0.20)
Earnings per share — diluted	(0.05)	(0.03)	1.57	(0.20)

(19)	Subsequent Events

On March 1, 2010, the Company signed a modification to its SLA with the NGA. The modification restructures the option for NGA to extend the term of the SLA beyond March 31, 2010. The original option, if exercised by NGA, provided for a single nine-month extension from April 1, 2010 to December 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods, with the last option term expiring on December 31, 2010.

On March 4, 2010 the Company entered into a binding commitment letter with Cerberus Capital Management, L.P. (Cerberus) to purchase preferred stock and provide debt financing, the proceeds of which will be used for development and launch of GeoEye-2. The agreement to purchase the preferred stock and the commitment to provide financing expires on March 19, 2010 unless definitive documents have been executed by both parties.

Cerberus will purchase up to $115.0 million in preferred stock provided that the Company receives an award from the NGA to build GeoEye-2 under the EnhancedView program. The preferred stock will be entitled to receive a dividend at an annual rate of 5%, payable in kind, in cash or securities, at the Company’s option. The preferred stock will have a conversion price of $30 per share, or $29.25 taking into effect the original issue discount (OID).

Cerberus will also provide the Company with debt financing of $100.0 million, also contingent upon the Company receiving an award from NGA to build GeoEye-2 under the EnhancedView program. The facility will mature on April 1, 2016 and will bear an annual interest rate of three-month LIBOR plus 8%, with a minimum interest rate of 10%. There is no requirement to draw down on the facility and partial draws are permitted, with some limitations.

This additional financing is necessary due to the fact that the NGA request for proposal for EnhancedView requires that upon a successful contract award the Company provide a letter of credit for the full amount of any potential cost share award which would be received from NGA through development of GeoEye-2 and for a period of up to three years after FOC. The Company estimates that it could require letters of credit up to $280.0 million, which must be fully cash collateralized. The Company will use cash on hand, cash flow from operations, proceeds from the NGA cost share, and the additional financing provided by Cerberus to build GeoEye-2 and post the required letters of credit.

If the Company is awarded the Enhanced View Imagery Acquisition Contract without the letter of credit requirement, the Company will no longer be obligated to issue 115,000 shares of preferred stock to Cerberus, but Cerberus will have the option to purchase a reduced number of 80,000 shares of preferred stock resulting in gross proceeds to the Company of $78.0 million.

In addition, the Company paid a non-refundable commitment fee of 2% or $2.0 million of the face value of the debt. In the event, the Company is not awarded a new satellite contract under the EnhancedView program, the Company will be required to pay an additional $2.3 million fee for the preferred stock commitment.

On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 11, 2008, with the approval of our Audit Committee of the Board of Directors, BDO Seidman, LLP (BDO) was dismissed as our company’s independent registered public accounting firm. On September 19, 2008, the Audit Committee of the Board of Directors engaged KPMG LLP (KPMG) as our company’s independent registered public accounting firm commencing with audit services for the fiscal quarter ended September 30, 2008.

During fiscal years ended December 31, 2007 and through September 17, 2008, the audit reports of BDO on the consolidated financial statements of our company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the consolidated financial statements of our company, as of and for the fiscal years ended December 31, 2007, 2006 and 2005, required restatement in order to correct errors involving income taxes and purchased imagery cost liability as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended and restated by the Company’s Annual Report on Form 10-K/A, filed on September 5, 2008. During fiscal years ended December 31, 2007 and through September 17, 2008, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused BDO to make reference to the subject matter of such disagreements in connection with its reports on our company’s financial statements for such periods.

During fiscal years ended December 31, 2007 and through September 17, 2008, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)), except that, for the fiscal year ended December 31, 2007, BDO concluded that we (i) did not maintain, in all material respects, effective internal control over financial reporting, as is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended and restated by the Company’s Annual Report on Form 10-K/A; filed on September 5, 2008; (ii) failed to correctly apply Generally Accepted Accounting Principles (GAAP) relating to the accounting for the utilization of pre-emergence bankruptcy net operating loss (NOL) carry forwards; and (iii) had not finalized the assessment of the impact to the financial statements of Internal Revenue Code Section 382 limitations related to the availability of NOL carryforwards.

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

During the fiscal years ended December 31, 2007 and the subsequent interim period through September 19, 2008, the Company did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the end of the period covered by this Report, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting identified as described below.

Notwithstanding the material weakness as described below, management believes that the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 using the framework set forth in the report of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following material weakness in our internal control over financial reporting:

The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes.  We did not maintain effective controls over reviewing and monitoring the accuracy of the income tax provision calculation. This material weakness resulted in material errors in income tax benefit and the related deferred tax asset and current income tax payable that were corrected prior to the issuance of the Company’s consolidated financial statements.

As a result of the material weakness described above, management has concluded that GeoEye, Inc.’s internal control over financial reporting was ineffective as of December 31, 2009, based on the criteria identified above. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report with an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

c)	Remediation Steps Undertaken By Management

To remediate the material weakness described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During 2009, we initiated remediation initiatives which are continuing and are intended to address our material weakness in internal control over financial reporting.

•	We have hired a Tax Director to prepare and facilitate all tax related information as required to calculate the tax provision including monitoring the tax depreciation for all fixed assets, capitalized costs and associated valuation, and satellite and research and development expenses for proper tax treatment.

•	We continue to work with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

d)	Changes in Internal Control over Financial Reporting In Our Last Fiscal Quarter

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the material weakness in internal control over financial reporting.

Notwithstanding such efforts, the remaining material weakness related to the accuracy and valuation of the provision for income taxes described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited GeoEye, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the accuracy and valuation of the provision for income taxes has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 12, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, GeoEye, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

McLean, Virginia
March 12, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning directors required by Item 401 of Regulation S-K will be included under the caption Election of Directors in our definitive Proxy Statement to be filed pursuant to Regulation 14A (2010 Proxy Statement), and that information is incorporated by reference in this Form 10-K. The information concerning executive officers required by Item 401 of Regulation S-K will be included under the caption Executive Officers who are not Directors in our definitive Proxy Statement to be filed pursuant to Regulation 14A (2010 Proxy Statement), and that information is incorporated by reference in this Form 10-K. The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act will be included under the caption Section 16(a) Beneficial Ownership Reporting Compliance in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information concerning an Audit Committee and Audit Committee Financial Experts required by Item 407(d)(4) and (5) of Regulation S-K will be included under the caption Standing Committees, Board Organization and Director Nominations in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

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

The information required by this Item 11 will be included in the text and tables under the captions Executive Compensation — Compensation Discussion and Analysis and 2009 Director Compensation in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included under the heading Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

There are no matters required to be disclosed by Item 404 of Regulation S-K concerning certain relationships and related transactions. The information required by Item 407(a) of Regulation S-K concerning director independence will be included under the caption Board of Directors in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the caption Ratification of Appointment of Independent Auditors — Fees Paid to Independent Auditors in the 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 15.	Exhibits

An index to exhibits has been filed as part of this Report beginning on page 88 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ MATTHEW M. O’CONNELL
Matthew M. O’Connell
Chief Executive Officer

March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 12, 2010.

Signature	Title

/s/ James A. Abrahamson James A. Abrahamson	Chairman of the Board

/s/ Matthew M. O’Connell Matthew M. O’Connell	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph F. Greeves Joseph F. Greeves	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph M. Ahearn Joseph M. Ahearn	Director

/s/ Martin C. Faga Martin C. Faga	Director

/s/ Michael F. Horn, Sr. Michael F. Horn, Sr.	Director

/s/ Lawrence A. Hough Lawrence A. Hough	Director

/s/ Roberta E. Lenczowski Roberta E. Lenczowski	Director

/s/ James M. Simon, Jr. James M. Simon, Jr.	Director

/s/ William W. Sprague William W. Sprague	Director

INDEX TO EXHIBITS

Exhibit
Number		Exhibit Title

3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 3 to Form S-1 Registration Statement filed on June 21, 2005); Certificate of Amendment to Certificate of Incorporation of GeoEye, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
3.2		Fourth Amended and Restated Bylaws of Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K filed on November 6, 2007)
4.1		Registration Rights Agreement dated as of December 31, 2003 (incorporated by reference to Exhibit 4.3 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.2		Form of Stock Subscription Warrant — Warrants issued December 31, 2003 (incorporated by reference to Exhibit 4.4 to Form 10 filed on September 13, 2004 (File No. 022-28714))
4.3		Registration Rights Agreement dated as of November 16, 2004 (incorporated by reference to Exhibit 4.5 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.4		Form of Stock Subscription Warrant — Warrants issued November 16, 2004 and to be issued to private investors pursuant to backstop commitment, if necessary (incorporated by reference to Exhibit 4.6 to Form 10/A filed on December 1, 2004 (File No. 0-50933))
4.5		Specimen Stock Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-K filed on May 9, 2007)
4.6		Warrant Agreement with The Bank of New York, dated as of March 14, 2005 (incorporated by reference to Exhibit 4.10 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.7		Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005 (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to Form S-1, filed on March 18, 2005 (File No. 333-122493))
4.8		Indenture, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.9		Form of Senior Secured Floating Rate Note due 2012 (incorporated by reference to Exhibit A to Exhibit 4.1 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.10		Security Agreement, dated as of June 29, 2005, between ORBIMAGE Holdings Inc. and the Bank of New York, as Collateral Agent (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.11		Registration Rights Agreement, dated as of June 29, 2005, among ORBIMAGE Holdings Inc., Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K, filed on July 1, 2005 (File No. 000-50933))
4.12		Warrant Agreement, dated as of January 10, 2006, between ORBIMAGE Holdings Inc. and The Bank of New York, as Warrant Agent (incorporated by reference to Exhibit 4.03 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
4.13		Specimen Warrant Certificate with respect to Warrant Agreement dated as of January 10, 2006 (incorporated by reference to Exhibit 4.02 to the current report on Form 8-K, filed on January 12, 2006 (File No. 000-50933))
4	.14*	Indenture, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Trustee
4	.15*	Form of 9.625% Senior Secured Note due 2015
4	.16*	Security Agreement, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Collateral Agent
4	.17*	Registration Rights Agreement, dated as of October 9, 2009, among GeoEye, Inc., the Guarantors, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Jefferies & Company, Inc., Deutsche Bank Securities Inc., Canaccord Adams Inc., Dougherty & Company LLC and SMH Capital Inc.

Exhibit
Number		Exhibit Title

10.1		2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc. (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
10.2		Employment-at-Will and Retention Agreement for Matthew O’Connell (incorporated by reference to Exhibit 10.6 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.3		Employment-at-Will Agreement for William Schuster (incorporated by reference to Exhibit 10.15 to the Company’s Form S-1, filed February 2, 2004 (File No. 333-122493))
10.4		Employment Agreement for Henry Dubois (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 15, 2007 (File No. 000-50933))
10.5		Form of Indemnity Agreements for Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to Form 10 filed on September 13, 2004 (File No. 022-28714))
10.6		Contract No. HM1573-04-C-0003 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10.7		Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.12 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10.8		Contract No. HM1573-04-3-0014 with U.S. National Geospatial-Intelligence Agency (incorporated by reference to Exhibit 10.14 to Form 10/A filed on January 28, 2005 (File No. 0-50933))
10.9		Modification P00015 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008 (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 1, 2009 (File No. 001-33015))
10.10		2009 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 1, 2009 (File No. 001-33015))
10	.11*#	Modification P00023 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008
10	.12*#	Modification P00027 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008
10	.13*#	Modification P00028 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008
10.14		Employment Agreement for Joseph F. Greeves (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 10, 2009 (File No. 001-33015)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of Matthew M. O’Connell
31	.2*	Rule 13a-14(a) Certification of Joseph F. Greeves
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

*	Filed herewith.

#	Confidential treatment requested.