Form 10-Q
period 2010-03-31
GeoEye, Inc.
filed 2010-05-10
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of Common Stock, par value $0.01, as of May 7, 2010 was 22,065,638 shares.

In this quarterly report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTAR(SM); SEASTAR FISHERIES INFORMATION SERVICE(SM); MARINE INFORMATION SERVICE(SM); MASTERCASTtm; OCEAN MONITORING SERVICE(SM); ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; and VESSEL TRACKINGtm;

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$227,509	$208,872
Accounts receivable — trade and unbilled receivables (net of allowances: 2010 — $1,140; 2009 — $923)	36,320	32,578
Income tax receivable	33,439	40,237
Restricted cash	51,716	52,268
Prepaid expenses	6,460	5,898
Other current assets	11,276	10,938

Total current assets	366,720	350,791
Property, plant and equipment, net	28,147	25,381
Satellites and related ground systems, net	528,095	505,035
Goodwill	34,264	34,264
Intangible assets, net	11,024	11,685
Non-current restricted cash	12,666	13,653
Other non-current assets	11,692	6,398

Total assets	$992,608	$947,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,297	$33,997
Current portion of deferred revenue	53,982	52,221
Current deferred tax liabilities	4,744	4,744
Current portion of long term debt	—	497
Other current liabilities	12,568	—

Total current liabilities	120,591	91,459
Long-term debt	381,204	380,594
Long-term deferred revenue, net of current portion	187,462	192,313
Non-current income tax reserve	248	248
Deferred tax liabilities	2,078	2,078
Other non-current liabilities	487	560

Total liabilities	692,070	667,252

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	221	199
Additional paid-in capital	247,775	227,988
Retained earnings	52,542	51,768

Total stockholders’ equity	300,538	279,955

Total liabilities and stockholders’ equity	$992,608	$947,207

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Revenues	$80,389	$45,211
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	24,481	23,592
Depreciation and amortization	16,022	8,460
Selling, general and administrative	13,382	11,454

Total operating expenses	53,885	43,506

Income from operations	26,504	1,705
Interest expense, net	(8,243)	(5,562)
Other non-operating expense	(10,474)	—
Loss from early extinguishment of debt	(37)	—

Income (loss) before provision (benefit) for income taxes	7,750	(3,857)
(Provision) benefit for income taxes	(6,976)	2,120

Net income (loss)	$774	$(1,737)

Earnings (loss) per share
Basic	$0.04	$(0.09)

Diluted	$0.04	$(0.09)

Shares used to compute basic earnings per share	21,068	18,469
Shares used to compute diluted earnings per share	21,687	18,469

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$774	$(1,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,022	8,460
Non-cash recognition of deferred revenue	(7,884)	(2,947)
Non-cash amortization of deferred costs	1,056	—
Amortization of debt discount and issuance costs	715	883
Loss on early extinguishment of debt	37	—
Bad debt expense	325	—
Change in fair value of financial instruments	10,474	11
Stock-based compensation	993	472
Changes in assets and liabilities:
Accounts receivable and other current assets	(4,565)	(12,790)
Net transfer from restricted cash	1,005	—
Other assets	(267)	(179)
Accounts payable and current liabilities	1,193	(9,789)
Income taxes receivable/payable and reserves	6,798	(708)
Deferred revenue and other long term liabilities	4,794	19,049

Net cash provided by operating activities	31,470	725
Cash flows from investing activities:
Capital expenditures	(28,773)	(17,319)
Redemption of short term investments	—	1,250

Net cash used in investing activities	(28,773)	(16,069)
Cash flows from financing activities:
Prepaid financing costs	(2,888)	—
Proceeds from exercise of stock options and warrants	18,828	1,742

Net cash provided by financing activities	15,940	1,742

Net increase (decrease) in cash and cash equivalents	18,637	(13,602)
Cash and cash equivalents, beginning of period	208,872	106,733

Cash and cash equivalents, end of period	$227,509	$93,131

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$35	$15,817
Income taxes paid	3,105	88
Non- cash surrender of common stock to cover tax liability	(12)	(266)

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

Business

GeoEye is a leading commercial provider of highest accuracy, highest resolution Earth imagery as well as a provider of image processing services and imagery information products to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites-GeoEye-1, IKONOS and Orbview-2-and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities, which can process, manage, analyze and share imagery from any commercial or government satellite. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2009 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Additionally, certain amounts in the prior period have been reclassified to conform to the current period presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the amount reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and various customers, in the ordinary course of business to serve as performance obligation guarantees. As of March 31, 2010, the Company had $16.6 million classified as restricted cash as a result of these irrevocable standby letters of credit. Approximately $3.9 million is available within one year and is classified as current, and the remaining $12.7 million is available quarterly through 2014.

In connection with the issuance of the 2015 Notes (See Note 6) during the fourth quarter of 2009, the Company deposited $47.8 million of the net proceeds into a restricted cash account. These restricted proceeds are only available to finance a portion of the costs of constructing a new high-resolution satellite if the Company is selected by the National Geospatial-Intelligence Agency, or the NGA, for an award with respect to a new satellite. In the event the Company is not awarded a new satellite contract by the NGA, the Company must make an offer to repurchase notes for $47.8 million which may be accepted in whole or in part at the option of the note holders.

New Accounting Pronouncements

In October 2009, the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during the first quarter of 2010.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act were both signed into law. While the new law may impact our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

(2)	NextView Program

The U.S. Government, through the National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred was $478.3 million.

We deliver imagery to the NGA under the NextView program pursuant to a Service Level Agreement, or SLA. Under the SLA, GeoEye began delivering imagery to the NGA in the first quarter of 2009 and recognized

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$37.1 million and $14.5 million of imagery revenue during the three months ended March 31, 2010 and 2009, respectively. On March 1, 2010, the Company signed a modification to its SLA with the NGA. The modification restructures the option for the NGA to extend the term of the SLA beyond March 31, 2010. The original option, if exercised by the NGA, provided for a single nine-month extension from April 1, 2010 to December 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods, with the last option term expiring on December 31, 2010. Although we expect the U.S. Government to exercise the additional options to extend the NextView agreement or that we will enter into a new agreement with the NGA, there can be no assurances that either such event will occur or that the U.S. Government will continue to purchase imagery from us at its current level, if at all.

(3)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Land and buildings	$7,239	$7,239
Furniture, computers and equipment	33,685	31,970
Leasehold improvements	3,342	3,342
Vehicles and airplanes	2,228	2,096
Accumulated depreciation	(22,589)	(20,419)

Subtotal	23,905	24,228
Property, plant and equipment in process	4,242	1,153

Property, plant and equipment, net	$28,147	$25,381

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Depreciation expense related to property, plant and equipment was $2.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Satellites and Related Ground Systems

Satellites and related ground systems consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Satellites	$414,158	$416,658
Ground systems	83,728	83,728
Accumulated depreciation	(78,018)	(64,827)

Subtotal	419,868	435,559
Satellites and ground systems in process	108,227	69,476

Satelllites and related ground systems, net	$528,095	$505,035

The capitalized costs of the Company’s satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets that support the satellites’ construction and development. The cost of the Company’s satellites also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The launch insurance premiums,

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the period from launch through in-orbit calibration and commissioning, have been capitalized as part of the cost of the satellites and are amortized over the useful life of the satellites.

On March 9, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build GeoEye-2, our next Earth imaging satellite. Total capitalized costs related to the Company’s development efforts to build GeoEye-2, were $104.2 million and $66.8 million at March 31, 2010 and December 31, 2009, respectively. Approximately $11.0 million of this amount was payable to subcontractors as of March 31, 2010.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of March 31, 2010, we carried $250.0 million in-orbit insurance on GeoEye-1, comprised in part by $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications; of such coverage, $20.0 million expires on September 6, 2010, $117.0 million expires December 1, 2010 and $50.0 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite, which expires December 1, 2010.

Total satellite and related ground systems depreciation expense was $13.2 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively.

(5)	Income Taxes

The Company’s effective tax rate was 38.3% and 37.6% before discrete items for the three months ended March 31, 2010 and 2009, respectively. Income tax expense (benefit) was $7.0 million and ($2.1) million including discrete items for the three months ended March 31, 2010 and 2009, respectively. The Company’s effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes.

The impact of the Preferred Stock Commitment (see Note 7) is not deductible for income tax purposes and will result in a permanent difference between book and tax reporting.

(6)	Debt

On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625% Senior Secured Notes due October 1, 2015, or 2015 Notes. Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may, on one or more occasions, redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The 2015 Notes issued by the Company are unconditionally guaranteed jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company (the Guarantor Subsidiaries). Except for minor investment in a foreign subsidiary, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its Guarantor Subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries.

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Interest expense	$10,322	$8,706
Capitalized interest	(2,030)	(2,919)
Interest income	(49)	(225)

Total interest expense, net	$8,243	$5,562

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense, net, primarily includes interest expense on our 2015 Notes and 2012 Notes for the three months ended March 31, 2010 and 2009 respectively. Interest expense, net also includes amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the satellites and related ground systems and interest income.

(7)	Preferred Stock and Senior Unsecured Commitment

Preferred Stock

On March 4, 2010, the Company entered into a binding commitment with Cerberus Capital Management, L.P. (Cerberus) to purchase preferred stock and provide debt financing, the proceeds of which will be used for development and launch of GeoEye-2. Under the commitment, the Company paid a non-refundable commitment fee of 2% or $2.0 million which is included in the consolidated balance sheet as other non-current assets.

On March 22, 2010, the Company memorialized the commitment by entering into a Stock Purchase Agreement with Cerberus pursuant to which Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions, (i) up to 115,000 shares of a newly issued series of convertible preferred stock of the Company (Preferred Stock), having an initial liquidation preference of $1,000 per share (Equity Financing) and (ii) if the Company so elects, $100.0 million in aggregate principal amount of newly issued senior unsecured notes (Senior Unsecured Notes) of the Company. The Preferred Stock would represent an ownership interest, assuming conversion of the Preferred Stock to the Company’s common stock (Common Stock), of approximately 15.0% as of March 31, 2010. If consummated, and other than in the case that the Company is awarded the EnhancedView Contract on a “non-conforming basis” (i.e., without a requirement for posting the funded letter of credit in connection with the award), the Equity Financing would provide the Company with gross proceeds of up to $112.13 million. If the Company is awarded the EnhancedView Contract without the letter of credit requirement, the Company will no longer be obligated to issue 115,000 shares of Preferred Stock to Cerberus, but Cerberus will have the option to purchase 80,000 shares of Preferred Stock which would result in gross proceeds to the Company of up to $78.0 million.

Under the terms of the Stock Purchase Agreement, the holders of the Preferred Stock may convert the Preferred Stock at any time, in whole or in part, into shares of Common Stock, at a conversion price of $30.00 per share of Common Stock, subject to adjustment and customary anti-dilution adjustments (the “Conversion Price”). In no event shall the Conversion Price fall below $25.55, except for adjustments for stock splits, reverse stock splits and similar events. No conversion of Preferred Stock will be permitted to the extent that (i) Cerberus would individually (or as a member of a group) hold in excess of 19.99% of the Company’s voting power after the proposed conversion or (ii) the aggregate shares of Common Stock underlying the Preferred Stock owned by Cerberus (or as a member of a group) would at such time exceed 19.99% of the Company’s aggregate outstanding Common Stock.

The Company may, at its option, redeem the Preferred Stock at a price equal to the liquidation amount, plus accrued but unpaid dividends to the redemption date on or after six years from the date on which the Preferred Stock is issued, at such time as (i) the average trading price for the Common Stock is equal to or greater than $52.50 for a period of 30 or more consecutive trading days immediately preceding the call for redemption and (ii) the Common Stock underlying the Preferred Stock is registered on an effective registration statement. Dividends on the Preferred Stock are payable at the rate of 5% per annum, payable in cash (at the Company’s option, when, as and if declared by the Company) or in addition to the aggregate liquidation preference of the Preferred Stock. The holders of the Preferred Stock will also be entitled to participate on an as converted basis in any dividends payable on the Common Stock. Holders of the Preferred Stock will vote with the Common Stock on an as-converted basis. However, Cerberus will not be permitted to vote with Preferred Stock to the extent it would result in Cerberus voting more than an equivalent of 19.99% of the Company’s outstanding voting securities. As long as Cerberus either (i) owns at least 50% of the Preferred Stock (or Common Stock issuable upon conversion thereof) or (ii) owns Preferred Stock

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representing at least 7.5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one director to the Company’s Board of Directors. In addition, as long as Cerberus either (i) owns at least 50% of the Preferred Stock (or Common Stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one observer to attend all meetings of the Company’s Board of Directors. In the event of a change in control of the Company, Cerberus will have the option to cause the Company to redeem their Preferred Stock and receive in cash, the greater of (i) the fair value of the consideration that would have been received had such Preferred Stock been converted to common stock immediately prior to consummation of such transaction or (ii) 115.0% of the then-applicable liquidation preference of such Preferred Stock, plus any declared but unpaid dividends.

The Preferred Stock Commitment represents an arm’s length exchange of value between the Company and Cerberus that contains multiple elements. The Preferred Stock Commitment is comprised of a Contingent Forward Sale of 115,000 shares of Preferred Stock, a Contingent Written Call option on 80,000 shares of Preferred Stock and a $2.3 million contingent fee payment by the Company. All elements of the Preferred Stock Commitment were executed together in contemplation of each other. As such, the Preferred Stock Commitment is a single unit of account with three distinct mutually exclusive settlement alternatives.

The Preferred Stock Commitment represents an obligation of the Company to issues shares of Preferred Stock that are redeemable for cash by the Company upon conditional events that are outside of the Company’s control. As such the Preferred Stock Commitment is within the scope of the recognition guidance on distinguishing liabilities from equity as it represents a financial instrument, not in the form of a share, which contains a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future. This guidance on distinguishing liabilities from equity states that items within its scope shall be presented as liabilities (or assets in some circumstances) and shall be initially and subsequently measured at fair value.

The Preferred Stock Commitment was initially valued at $2.1 million at March 4, 2010 and subsequently valued at $12.6 million at March 31, 2010 and is included in the consolidated balance sheet as other current liabilities. The change in the value of the commitment was recorded in earnings in accordance with the subsequent measurement guidance on distinguishing liabilities from equity. The Company concluded the initial value transferred through the Preferred Stock Commitment represented a cost of securing the Loan Commitment, and therefore, the Company recorded the $2.1 million at March 4, 2010 as a deferred charge.

Senior Unsecured Notes

Additionally, on March 22, 2010, the Company entered into a Notes Purchase Agreement with Cerberus pursuant to which Cerberus agreed to purchase and the Company, at its option, agreed to sell $100.0 million in aggregate principal amount of newly issued Senior Unsecured Notes of the Company. Under the terms of the Notes Purchase Agreement, if the Company exercises its right to sell the Senior Unsecured Notes, the Senior Unsecured Notes will mature on April 1, 2016 and will bear interest at a rate of 8% plus the greater of three-month LIBOR or 2%. The Company’s obligations under the Senior Unsecured Notes will be guaranteed by the Company’s existing and subsequently acquired or formed U.S. subsidiaries. On or after three years from the date on which the Senior Unsecured Notes are issued, the Company may, at its option, at any time or from time to time, redeem, all or part, of the Senior Unsecured Notes at redemption prices equal to 105% after the third anniversary, 102.5% after the fourth anniversary or 100% after the fifth anniversary, as applicable, plus accrued and unpaid interest. There is no requirement to draw down the Senior Unsecured Notes and partial draws are permitted, with some limitations. However, if a partial draw is made under the Senior Unsecured Notes, the Company is obligated to draw the entire $100.0 million aggregate principal amount on or prior to June 30, 2011.

(8)	Fair Value Measurements

In 2008, the Company adopted the fair value measurement guidance, which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants at the measurement date. The guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. There are three levels of inputs that may be used to measure fair value:

Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2: observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and the Cerberus preferred stock commitment. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature. The Company records debt at cost, net of debt discount and issuance costs. The preferred stock commitment was recorded at fair value as of March 31, 2010.

At March 31, 2010, financial assets that were required to be measured for disclosure purposes at fair value on a recurring basis consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and the Cerberus preferred stock commitment.

The following table provides information about the financial liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Preferred Stock Commitment	$12.6	$12.6	$—	$—
Senior Secured Notes (due 2015)	381.2	412.0	380.6	411.5
Senior Secured Floating Notes (due 2012)	—	—	0.5	0.5

The Preferred Stock Commitment represents an obligation of the Company to issue shares of Preferred Stock that are redeemable for cash by the Company upon conditional events that are outside of the Company’s control. We classify the Preferred Stock Commitment as a Level 3 financial instrument as the fair value is derived using a probability weighted option pricing model as opposed to quoted market prices. The assumptions used in determining fair value include data available as of March 31, 2010 and include estimates of risk free rate, volatility, and expected term as well as management’s estimate of the probability of each of the three settlement alternatives of the Preferred Stock Commitment. The risk free rate and volatility are based on observable market inputs. The Company had not identified any Level 3 financial instruments as of December 31, 2009.

The Company issued $400.0 million of 2015 Notes, due October 1, 2015 and used a portion of the proceeds to repurchase $249.5 million of the 2012 Notes with $0.5 million remaining outstanding until January 2010. We classify the 2015 Notes within Level 2 as the valuation inputs are determined based on quoted prices and market observable data. The fair value of the 2012 Notes as of December 31, 2009 was determined based on market trades of the 2012 Notes and was classified within Level 2.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Accounts payable and accrued expenses	$14,009	$14,196
Accrued payroll	6,001	10,077
Accrued expenses — subcontractors	11,000	1,023
Accrued interest payable	18,287	8,701

Total accounts payable and accrued expenses	$49,297	$33,997

(10)  Shareholders’ Equity

Earnings per share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended March 31,
	2010	2009

Numerator for basic and diluted income per common share:
Net income (loss)	$774	$(1,737)

Denominator:
Weighted average shares outstanding used to compute basic EPS	21,068	18,469
Dilutive effect of:
Warrants	418	—
Stock options, deferred stock units, employee purchase plan shares and restricted stock	201	—

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	21,687	18,469

The outstanding stock options that were excluded from the computation of the dilutive EPS as the exercise price exceeded the average market price during the period were 53,900 and 135,817 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, 184,195 shares of non-vested stock were not included in the calculation as the effects thereof were anti-dilutive. For the three months ended March 31, 2009, 1,728,858 of non-vested stock, options and warrants to purchase or acquire shares of the Company’s common stock were anti-dilutive because we incurred a net loss.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2010 consisted of the following (in thousands):

Balance at January 1, 2010	$279,955
Net income for the three months ended March 31, 2010	774
Warrant exercises	18,323
Issuance of common stock	505
Surrender of common stock to cover employees’ tax liability	(12)
Stock-based compensation	993

Balance at March 31, 2010	$300,538

Comprehensive Income (Loss)

For the three months ended March 31, 2010 and 2009, there were no material differences between net income (loss) as reported and comprehensive income (loss).

Warrants

There were no outstanding warrants as of March 31, 2010. Of the outstanding warrants as of December 31, 2009, 1,832,301 were exercised at $10 per share through March 25, 2010. The remaining 1,995 warrants expired unexercised on March 25, 2010.

(11)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. Government, the Company’s largest customer, of $54.2 million and $28.6 million, for the first quarter of 2010 and 2009, representing 67% and 63% of total revenues, respectively. GeoEye had no other customers for whom revenues exceeded 10% of total revenues during the three months ended March 31, 2010 or 2009.

The Company has two product lines which are: (a) Imagery, including the NextView cost share and (b) Production and Other Services.

Total revenues were as follows: (in thousands):

	Three Months Ended March 31,
	2010	2009

Imagery	$59,637	$32,314
NextView cost share	6,038	2,947
Production and other services	14,714	9,950

Total revenues	$80,389	$45,211

Total domestic and foreign revenues were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Domestic	$59,779	$30,932
Foreign	20,610	14,279

Total revenues	$80,389	$45,211

Our property, plant and equipment and related ground systems are held domestically.

(12)	Commitments and Contingencies

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended March 31, 2010 and 2009 was approximately $0.5 million for both periods.

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

FORWARD LOOKING STATEMENTS

All statements other than those of historical facts included in this Quarterly Report on Form 10-Q, or Quarterly Report, including those related to our financial outlook, liquidity, goals, business strategy, projected plans and objectives of management for future operating results, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events, including, but not limited to, the factors set forth below, and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part 1- Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010, or 2009 Annual Report, and in our other Exchange Act filings. The forward-looking statements made in this Quarterly Report on Form 10Q reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report. In preparing the discussion and analysis contained in this Item 2, we assume that readers have read or have access to the discussion and analysis contained in the 2009 Annual Report and in our other Exchange Act filings. In addition, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and “Part I — Item 1A — Risk Factors,” which describes key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2009 Annual Report.

Overview

GeoEye is a leading commercial provider of highest accuracy, highest resolution Earth imagery as well as a provider of image processing services and imagery information products to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites-GeoEye-1, IKONOS and Orbview-2-and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities that can process, manage, analyze and share imagery from any commercial or government satellite. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We have one of the largest commercial color digital satellite imagery libraries in the world, which contains more than 411 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, and our color digital imagery library differentiates us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

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

Revenues are generally recognized upon delivery of products or services. Revenues from the NGA cost share amounts under our NextView contract are recognized on a straight-line basis over the expected nine-year operational life of our GeoEye-1 satellite, which started commercial operations in February 2009. Our operating expenses principally comprise direct costs of revenue (principally labor and overhead, subcontractor, other direct costs, and satellite insurance), depreciation and amortization, principally relating to our satellites, and selling, general and administrative expenses, which include costs associated with administrative and general management functions, and costs from marketing, advertising, promotion and other selling expenses. Our expenses also include interest expense on our 2015 Notes. We capitalize the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our commercial satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1. Following launch and in-orbit commissioning, insurance premium amounts are charged to expense ratably over the related policy periods.

Products and Services

We offer a wide range of imagery products and services, including the collection of satellite and aerial imagery, imagery processing, production services, development of satellite collection systems, operations and maintenance of collection systems and information services. Our customers receive products tailored to their needs, applications and business and government operations.

Satellite Imagery

We offer a wide range of high-resolution satellite imagery products that provide our customers with time-critical visual imagery, data and information, which we divide into three general categories:

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

GeoStereo.  Our GeoStereo product provides at least two images of the same location at different angles to provide our customers with a three-dimensional image of a given location. GeoStereo provides the base images that are used for three-dimensional feature recognition and extraction. These GeoStereo products support a wide range of imagery applications such as digital elevation model creation, building height extraction, spatial layers and three-dimensional feature extraction.

Aerial Imagery

Our aerial imagery products are designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging (LiDAR) imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering.

Production Services

Images generated by our production service operations are purchased by both U.S. Government agencies and commercial customers. Production services typically entails the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and image products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways, and buildings) for our customer’s database development.

Our production services, which are designed to increase the accuracy and precision of satellite and aerial imagery, include the following production processes:

•	Georectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

•	Image Mosaicking. This is the process of merging or stitching multiple satellite images together. Since images are taken at different look angles, elevations, weather, times and season, etc., they will not match each other tonally or in exact location to the ground. Prior to mosaicking, images are tonally balanced as much as possible. They are also block adjusted — the images are shifted in relation to each other and to ground truth to remove shear and improve accuracy. The result is a group of images that will match each other in location and tone, and with minimal shear among them, so they can be mosaicked (stitched) together. The result is one composite image, which is as seamless as possible.

•	Tonal Correction. This is the scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

•	Orthorectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by non-vertical pointing and movement of the sensor during the imaging event and distortions caused by Earth elevation differences at the image location.

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

Information Services

We also provide imagery information services, which combine our imagery with real-time, third-party data to create a sophisticated and customized information product for our customers. For example, our SeaStar marine information service, which is offered on a subscription basis, provides the commercial fishing industry with sophisticated mapping information, which includes such data as sea surface temperatures and ocean currents and analysis of this information, to assist commercial fishermen in locating fish more efficiently.

We are developing our information services business in an effort to give our customers global on-demand access to imagery and related information products over the Web. This new Web services platform, which we call

EyeQ(tm), will provide the core infrastructure for this new service and our new geospatial information services business.

The EyeQ Web Services Platform

EyeQ is a Web services platform that will deliver imagery and other location intelligence based on multi-year subscriptions and user licenses, rather than selling imagery pixels by the square kilometer. EyeQ will also offer a Web interface with tools that function as our customers’ data center. EyeQ will serve up imagery and other standards-based content throughout the customers’ data network and out to their customers and partners.

With EyeQ, our customers will get easy access to secure, timely, and accurate location information seamlessly delivered into their business environment. EyeQ will be user friendly and available twenty-four hours a day and seven days a week. EyeQ serves our goal of simplifying access to and delivery of imagery and location information.

This real-time Web delivery is first being provided to the NGA through a program known as Rapid Delivery of Online Geospatial Intelligence, also called RDOG. RDOG represents our first step toward delivering EyeQ services over the Web. Phase one of the RDOG program involves a contract to produce and deliver a high-resolution digital color image map of an entire country for the NGA. The same contract includes provision for us to host the information product in a Web-services environment, so any of the NGA sponsored users covered by the license agreement can access it anytime, anywhere.

The NGA issued us a contract in February 2010 for subscription-based access to this Web- mapping service. Prior to the start of RDOG operations on April 1, 2010, we provided NGA analysts with early access to EyeQ through an innovative beta evaluation program to get their feedback on user interface and other key functionality. With the successful deployment and rollout of Web services online for the U.S. Government on April 1, 2010, our next step will be the roll out of the EyeQ service to our commercial customers in the latter part of 2010. These information services will be offered to a wide range of government and commercial clients for application in the oil and gas industry, mining, engineering, construction and infrastructure industries, and for use in the public safety market.

Impact of Significant Transactions

GeoEye-1 Satellite, NextView Program and Service Level Agreement

The NGA announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to the NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009.

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

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems were $478.3 million. Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. In March 2009, the NGA paid us the final installment of its cost share obligation. We recognize this as revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the three months ended March 31, 2010, we recognized $6.0 million of deferred revenue under the NextView contract.

On December 9, 2008, we entered into an SLA with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. The SLA provides for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the SLA, to the extent that less than $12.5 million is paid by the NGA in any month, the shortfall is used to fund an extension of the contract. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through June 30, 2010, followed by six additional one-month option periods. The last option period expires on December 31, 2010. During the three months ended March 31, 2010, we recognized $37.1 million of revenue under the SLA.

In December 2009, our engineers detected an irregularity in the equipment GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is able to downlink imagery to GeoEye’s four ground stations, since downlinking to these ground stations is separate from imaging activities. As a result, we expect no major impact on our ongoing ability to deliver imagery to the NGA under the SLA and to those of our regional affiliates for whom we collect and deliver imagery.

GeoEye-2 Satellite

We believe that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 timeframe. Given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007 pursuant to which ITT has commenced work on the advanced camera for GeoEye-2. ITT’s work could be used to accelerate the deployment of GeoEye-2 so that it could be launched in late 2012 and commercially available in the 2013 timeframe. As of March 31, 2010, we have incurred a total of $104.2 million on GeoEye-2. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite. We expect to continue to make reasonable investments in GeoEye-2’s development, but we do not expect to launch or commission the GeoEye-2 satellite on an accelerated basis without an agreement with the NGA under its EnhancedView Program. In March, we submitted a bid in response to the NGA request-for-proposal contract process for the EnhancedView Program. This program will allow the U.S. government to continue to receive a supply of unclassified, highly accurate satellite imagery from commercial satellite imagery providers and will replace the NextView program, which could expire in June 2010, unless the NGA exercises their option to extend it through December 2010. Prior to launch and commissioning GeoEye-2, we may require additional capital depending on the terms of our agreement, if any, with the NGA. If we were not to build GeoEye-2 on an accelerated basis, we would most likely proceed so that a new high-resolution satellite could be used as a replacement satellite for GeoEye-1 in the 2016 to 2017 timeframe.

Preferred Stock and Senior Unsecured Notes

On March 4, 2010 the Company entered into a binding commitment letter permitting Cerberus to purchase preferred stock and provide debt financing, the proceeds of which will be used for development and launch of GeoEye-2. Subsequently, on March 22, 2010, the Company entered into a stock purchase agreement and a notes purchase agreement.

Cerberus will purchase up to $115.0 million in preferred stock provided that the Company receives an award from the NGA to build GeoEye-2 under the EnhancedView program. The preferred stock will be entitled to receive a dividend at an annual rate of 5%, payable in kind, in cash or securities, at the Company’s option. The preferred stock will have a conversion price of $30 per share, or $29.25 after taking into effect the original issue discount.

Cerberus will also provide the Company with debt financing of $100.0 million, also contingent upon the Company receiving an award from the NGA to build GeoEye-2 under the EnhancedView program. The facility will mature on April 1, 2016 and will bear an annual interest rate of three-month LIBOR plus 8%, with a minimum interest rate of 10%. There is no requirement to draw down on the facility and partial draws are permitted, with some limitations. However, if a partial draw is made under the facility, the Company is obligated to draw the entire $100.0 million aggregate principal amount on or prior to June 30, 2011.

This additional financing is necessary because the proposal for EnhancedView required that upon a successful contract award the Company provide a letter of credit for the full amount of any potential cost share award that would be received from the NGA through development of GeoEye-2 and for a period of up to three years after Full Operational Capability (FOC). The Company estimates that it could require letters of credit up to $280.0 million, which must be fully cash collateralized. The Company will use cash on hand, cash flow from operations, proceeds from the NGA cost share, and the additional financing provided by Cerberus to build GeoEye-2 and post the required letters of credit.

If the Company is awarded the EnhancedView Imagery Acquisition Contract without the letter of credit requirement, the Company will no longer be obligated to issue 115,000 shares of preferred stock to Cerberus, but Cerberus will have the option to purchase a reduced number of 80,000 shares of preferred stock, resulting in gross proceeds to the Company of $78.0 million.

In addition, the Company paid a non-refundable commitment fee of 2% or $2.0 million of the face value of the debt. In the event, the Company is not awarded a new satellite contract under the EnhancedView program, the Company will be required to pay a $2.3 million fee for the preferred stock commitment.

Results of Operations

Comparison of the Results of Operations

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Revenues	$80,389	100.0%	$45,211	100.0%	$35,178	77.8%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	24,481	30.5	23,592	52.2	889	3.8
Depreciation and amortization	16,022	19.9	8,460	18.7	7,562	89.4
Selling, general and administrative	13,382	16.6	11,454	25.3	1,928	16.8

Total operating expenses	53,885	67.0	43,506	96.2	10,379	23.9

Income from operations	26,504	33.0	1,705	3.8	24,799	1,454.5

Interest expense, net	(8,243)	(10.3)	(5,562)	(12.3)	(2,681)	48.2
Other non-operating expense	(10,474)	(13.0)	—		(10,474)	(100.0)
Loss from early extinguishment of debt	(37)	(0.0)	—		(37)	(100.0)

Income (loss) before provision (benefit) for income taxes	7,750	9.6	(3,857)	(8.5)	11,607	300.9

(Provision) benefit for income taxes	(6,976)	(8.7)	2,120	4.7	(9,096)	(429.1)

Net income (loss)	$774	1.0	$(1,737)	(3.8)	$2,511	144.6

Revenues

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Imagery	$59,637	74.2%	$32,314	71.5%	$27,323	84.6%
NextView cost share	6,038	7.5	2,947	6.5	3,091	104.9
Production and other services	14,714	18.3	9,950	22.0	4,764	47.9

Total revenues	$80,389	100.0	$45,211	100.0	$35,178	77.8

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost share revenues include the recognition of deferred revenue related to the cost share amounts from the NGA. Imagery revenues increased $27.3 million primarily due to the increased level of deliveries to the NGA and other regional affiliates using GeoEye-1 for the full quarter of 2010 as compared to a partial quarter in 2009 as a result of commencement of operations in February 2009. Production and other services revenues increased by $4.8 million for the first quarter of 2010 compared to the same period in 2009 primarily due to an increase in our value-added production services and digital aerial imagery services.

Total domestic and foreign revenues were as follows (in thousands):

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Domestic	$59,779	74.4%	$30,932	68.4%	$28,847	93.3%
International	20,610	25.6	14,279	31.6	6,331	44.3

Total revenues	$80,389	100.0	$45,211	100.0	$35,178	77.8

Domestic revenues include those from the SLA, recognition of deferred revenue related to the cost share payments from the NGA, commercial imagery sales and sales of value-added products and services. Domestic revenues increased $28.8 million during the first quarter of 2010 compared to the same period in 2009, primarily due to the substantial increase in imagery provided by Geo-Eye-1 under the SLA agreement for the full quarter in 2010 and an increase in production services due to process improvements and enhancements resulting in a higher volume of production. International revenues include access fee agreements with our international regional affiliates, regional affiliate ground station operation and maintenance contracts and commercial imagery sales. International revenues increased $6.3 million in the first quarter of 2010 as compared to the first quarter of 2009 primarily due to our international regional affiliates expanding their imagery demands to include access to the new GeoEye-1 satellite.

Operating Expenses

Direct Costs of Revenue

					Change Between
	For the Three Months Ended March 31,				2010
	2010		2009		and 2009
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
		(In thousands, except percentages)

Labor and overhead	$11,652	14.5%	$9,512	21.0%	$2,140	22.5%
Subcontractor	8,211	10.2	5,877	13.0	2,334	39.7
Other direct costs	3,068	3.8	2,875	6.4	193	6.7
Satellite insurance	1,550	1.9	5,328	11.8	(3,778)	(70.9)

Total direct costs of revenue	$24,481	30.5	$23,592	52.2	$889	3.8

Direct costs of revenue include the costs of operating our satellites and related ground systems, construction and on-going costs related to our operations and maintenance contracts. Subcontractor costs primarily include payments to third parties for support to operate the IKONOS and GeoEye-1 satellites and their related ground systems. Other direct costs include third-party costs and fees to support our satellite program and the costs associated with monitoring our ground station equipment. Our direct costs of revenue as a percentage of revenue has decreased period over period as most of the operating costs of our satellites have remained consistent between periods, while our revenues from our GeoEye-1 satellite have increased due to a full quarter of operation in 2010 compared to a partial quarter in 2009. Labor and overhead costs increased $2.1 million during the first quarter of 2010 compared to the same period in 2009 primarily due to increased labor and overhead related to the operational maintenance of the new GeoEye-1 satellite, which became operational in the first quarter of 2009 and decreased capitalized labor as a result of GeoEye-1 operations. Subcontractor expenses increased $2.3 million during the first quarter of 2010 compared to the same period in 2009 primarily due to costs incurred related to the GeoEye-1 satellite irregularity that occurred in December 2009. Satellite insurance decreased $3.8 million for the first quarter of 2010 compared to the same period in 2009 due to a change in accounting estimate in the second quarter of 2009, which resulted in a reclassification from prepaid insurance expense to the capitalized costs of the GeoEye-1 satellite.

Depreciation and Amortization

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Depreciation	$15,361	19.1%	$7,791	17.2%	$7,570	97.2%
Amortization	661	0.8	669	1.5	(8)	(1.2)

Total depreciation and amortization	$16,022	19.9	$8,460	18.7	$7,562	89.4

The increase of $7.6 million in depreciation for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a full quarter of depreciation of GeoEye-1 for the first quarter of 2010 compared to a partial quarter in 2009 as a result of commencement of operations in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden Associates Inc., or MJ Harden, and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Payroll, commissions, and related costs	$6,775	8.4%	$5,808	12.8%	$967	16.6%
Professional fees	2,865	3.6	4,060	9.0	(1,195)	(29.4)
Research and development	410	0.5	—	—	410	100.0
Other	3,332	4.1	1,586	3.5	1,746	110.1

Total selling, general and administrative expenses	$13,382	16.6	$11,454	25.3	$1,928	16.8

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses. Our selling, general and administrative costs as a percentage of revenue has decreased period over period as most of our administrative costs have remained consistent between periods, while our revenues from our GeoEye-1 satellite have increased due to a full quarter of operation in 2010 compared to a partial quarter in 2009. Payroll, commissions and related costs increased $1.0 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increases in headcount related to the accounting and finance function, sales commissions, and stock-based compensation expense as a result of growth of the Company’s operations. The decrease in professional fees of $1.2 million for the first quarter of 2010 compared to the same period in 2009 was primarily attributable to a reduction in fees for accounting and tax services and related internal control remediation efforts that were incurred in 2009. Other selling, general and administrative expenses increased $1.7 million in the first quarter of 2010 compared to the same period in 2009 primarily due to an increase in facilities and telecommunications expenses associated with the increased headcount and the addition of our new administrative office location, an increase in bid and proposal efforts related to new business development mainly for the EnhancedView program and an increase in bad debt expense.

Interest Expense, net

The composition of interest expense, net, was as follows:

	For the Three Months Ended March 31,				Change Between 2010
	2010		2009		and 2009
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands, except percentages)

Interest expense	$10,322	12.8%	$8,706	19.3%	$1,616	18.6%
Capitalized interest	(2,030)	(2.5)	(2,919)	(6.5)	889	30.5
Interest income	(49)	(0.1)	(225)	(0.5)	176	78.2

Total interest expense, net	$8,243	10.3	$5,562	12.3	$2,681	48.2

Interest expense, net, for the first quarter of 2010 and the first quarter of 2009 includes interest expense on our 2015 Notes and 2012 Notes, respectively and includes amortized prepaid financing costs, amortization of debt discount and market adjustments to fair value of the related derivative instruments and excludes interest capitalized related to the construction of the satellites, related ground systems and interest income. Interest expense related to the 2015 Notes was $10.3 million for the three months ended March 31, 2010. Interest expense related to the 2012 Notes was $8.7 million for the three months ended March 31, 2009. Interest expense, net, increased due to the increase in our long-term debt balance in 2010 as a result of the issuance of the 2015 Notes as compared to the same period in 2009.

Due to the issuance of the 2015 Notes in the fourth quarter of 2009, we were able to lower our cost of capital by reducing our interest rate from a floating rate of at least 12% to a fixed coupon rate of 9.625%.

Other Non-Operating Expense

We recorded a loss of $10.5 million in the first quarter of 2010 related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Preferred Stock Purchase Agreement. The Preferred Stock Commitment fair value will be marked to market each subsequent reporting period and reflected as an adjustment to earnings.

Provision for Income Taxes

The effective income tax rate was 38.3% and 37.6% before discrete items for the three months ended March 31, 2010 and 2009, respectively. Income tax expense (benefit) was $7.0 million and ($2.1) million including discrete items for the three months ended March 31, 2010 and 2009, respectively. The increase in income tax expense was primarily due to a loss before income taxes for the three months ended March 31, 2009 compared to income before income taxes for the three months ended March 31, 2010. Our effective tax rate exclusive of discrete items differs from the federal tax rate primarily due to state and local income taxes.

We anticipate a decrease in unrecognized tax benefits upon settlement with federal and state jurisdictions on penalty abatements within the next 12 months. We believe there are no other jurisdictions in which the outcome of unresolved tax issues or claims is likely to be material to our results of operations, financial position or cash flows for the next 12 months.

The impact of the Preferred Stock Commitment is not deductible for income tax purposes and will result in a permanent difference between book and tax reporting.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income (loss) before depreciation and amortization expenses, net interest income or expense, income tax expense (benefit), non-cash stock-based compensation expense and other items. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term under financial performance under GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

The use of adjusted EBITDA as an analytical tool has limitations and it should not be considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

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

A reconciliation of net income to adjusted EBITDA is as follows (in thousands):

	For the Three
	Months
	Ended March 31,		Change between
	2010	2009	2010 and 2009

Net income (loss)	$774	$(1,737)	$2,511
Adjustments:
Interest expense, net	8,243	5,562	2,681
Loss from early extinguishment of debt	37	—	37
Provision (benefit) for income taxes	6,976	(2,120)	9,096
Depreciation and amortization	16,022	8,460	7,562
Non-cash stock-based compensation expense	993	472	521
Non-cash change in fair value of financial instrument	10,474	—	10,474

Adjusted EBITDA	$43,519	$10,637	$32,882

Liquidity and Capital Resources

Our principal sources of liquidity are unrestricted cash, cash equivalents and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow from our operations beyond that period is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

As of March 31, 2010, we had cash and cash equivalents of $227.5 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $31.5 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase of $30.8 million in the three months ended March 31, 2010, from the same period in 2009 was primarily due to increased operating income as well as an increase in accounts payable and accrued expenses due to the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28.8 million and $16.1 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures increased $11.5 million in the three months ended March 31, 2010, compared to the same period in 2009. The increase in capital expenditures was primarily attributable to expenditures related to the construction of GeoEye-2 that were incurred in the first quarter of 2010. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite. We expect to spend approximately $40.0 million on GeoEye-2 between now and June, in advance of a potential award under the Enhanced View Program. We will re-evaluate our spend at that time based on the timing and outcome of the award. We have spent $93.2 million in building our next Earth-imaging satellite, GeoEye-2 through March 31, 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $15.9 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively, and was primarily related to the issuances of common stock primarily due to exercise of warrants.

Long-Term Debt

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015. As of January 2010, the net proceeds of the 2015 Notes offering were used to fund the repurchase of the Company’s total outstanding $250.0 million 2012 Notes due July 1, 2012. As of March 31, 2010, our total long-term debt consisted of $400.0 million of 2015 Notes, net of original issue discount of $20.0 million. Under the indenture governing the 2015 Notes, we are prohibited from paying dividends until the principal amount of all such notes has been repaid. At any time on or after October 1, 2013, GeoEye may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014 and thereafter.

The indenture governing our 2015 Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA. As of March 31, 2010, we were in compliance with all covenants associated with our borrowings. In March 2010, we entered into a binding commitment letter to issue preferred stock and obtain debt financing totaling up to $215.0 million with Cerberus Capital Management, L.P. (Cerberus), provided that we receive an award from the NGA to build GeoEye-2 under the EnhancedView program. The additional indebtedness under this commitment does not cause a covenant violation under the indenture governing our 2015 Notes. The 2015 Notes bear interest at the rate of 9.625% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.

Funding Sources and Uses

The Cerberus commitment entered into in March 2010, is subject to the Company winning a competitively bid U.S. Government EnhancedView program award to build a new commercial imagery satellite and requires Cerberus to purchase $115.0 million in preferred stock and provide debt financing of up to $100.0 million, with the debt financing to be drawn at the Company’s option. This commitment was entered into to fulfill a federal government requirement of the Enhanced View request-for-proposal process to provide a letter of credit in an amount equal to the U.S. Government’s cost share on a new imaging satellite.

If the Company is awarded the EnhancedView contract without the letter of credit requirement, the Company will no longer be obligated to issue preferred stock to Cerberus; however, Cerberus will have the option to purchase $78.0 million in preferred stock. In the event the Company is not awarded a new satellite contract under the EnhancedView program, the Company will be required to pay a $2.3 million fee for the Preferred Stock Commitment.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $254.5 million at March 31, 2010 and approximately $271.4 million at December 31, 2009. Backlog includes our SLA with the NGA, access fee agreements with our international regional affiliates, regional affiliate ground station operations and maintenance contracts, commercial imagery contracts and value-added products and services.

Our backlog as of March 31, 2010 included approximately $72.5 million of contracts with the U.S. Government, including approximately $37.5 million related specifically to the SLA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

In addition, there is $190.3 million of remaining unamortized revenue related to payments made prior to FOC from the NGA, of which $24.2 million is expected to be recognized within one year. We have not included this in our backlog because no specific services will be rendered to recognize the revenue. The balance will be recognized on a straight-line basis over the useful life of the satellite.

Commitments and Contingencies

Operating Leases and commitments

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three months ended March 31, 2010 and 2009 was approximately $0.5 million each, respectively. Additionally, we expect our future satellite insurance costs to be approximately $1.5 million per quarter.

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

Critical Accounting Policies

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the quarter ended March 31, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

In October 2009, the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during the first quarter of 2010.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act were both signed into law. While the new law may impact our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of March 31, 2010 is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

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

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during the first quarter of 2010 and our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report as required by Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2009, we had reported a material weakness in our financial reporting related to our internal controls over the accuracy and valuation of the provision for income taxes. Please refer to Item 9A, Management’s Report on Internal Control over Financial Reporting, in our 2009 Annual Report.

The material weakness was as follows:

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

b) Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

To remediate the material weakness described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the three months ended March 31, 2010, we continued remediation initiatives, which are intended to address our material weakness in internal control over financial reporting.

•	We continue to work with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We continue to automate and streamline the tax provision process to remediate the material weakness identified above.

Management believes the measures we have implemented during the three months ended March 31, 2010, through the date of this filing to remediate the material weakness discussed above, had a positive effect on our internal control over financial reporting since December 31, 2009, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a positive impact on our internal control over financial reporting in future periods.

Notwithstanding such efforts, the material weakness related to the accuracy and valuation of the provision for income taxes described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

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

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2009 Annual Report Form 10-K.

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

Date: May 10, 2010