Form 10-Q
period 2010-06-30
GeoEye, Inc.
filed 2010-08-09
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33015

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21700 Atlantic Boulevard	20166
Dulles, VA (Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of Common Stock, par value $0.01, as of August 4, 2010 was 22,098,578 shares.

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
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$184,812	$208,872
Accounts receivable — trade and unbilled receivables (net of allowances: 2010 — $1,390 ; 2009 — $923)	40,553	32,578
Income tax receivable	27,190	40,237
Restricted cash	51,717	52,268
Prepaid expenses	4,883	5,898
Other current assets	9,746	10,938

Total current assets	318,901	350,791
Property, plant and equipment, net	27,422	25,381
Satellites and related ground systems, net	556,682	505,035
Goodwill	34,264	34,264
Intangible assets, net of accumulated amortization: 2010 — $14,096; 2009 — $12,775	10,364	11,685
Non-current restricted cash	11,679	13,653
Other non-current assets	12,965	6,398

Total assets	$972,277	$947,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,750	$33,997
Current portion of deferred revenue	49,170	52,221
Current deferred tax liabilities	4,744	4,744
Current portion of long term debt	—	497
Other current liabilities	10,513	—

Total current liabilities	94,177	91,459
Long-term debt	381,842	380,594
Long-term deferred revenue, net of current portion	178,839	192,313
Non-current income tax reserve	248	248
Deferred tax liabilities	2,078	2,078
Other non-current liabilities	406	560

Total liabilities	657,590	667,252

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	221	199
Additional paid-in capital	249,775	227,988
Retained earnings	64,691	51,768

Total stockholders’ equity	314,687	279,955

Total liabilities and stockholders’ equity	$972,277	$947,207

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues	$80,961	$72,701	$161,350	$117,912
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,702	22,808	51,183	46,400
Depreciation and amortization	16,200	15,936	32,222	24,396
Selling, general and administrative	13,783	10,098	27,165	21,552

Total operating expenses	56,685	48,842	110,570	92,348

Income from operations	24,276	23,859	50,780	25,564
Interest expense, net	(7,752)	(8,618)	(15,995)	(14,180)
Other non-operating income (expense)	2,055	—	(8,419)	—
Loss from early extinguishment of debt	—	—	(37)	—

Income before provision for income taxes	18,579	15,241	26,329	11,384
Provision for income taxes	(6,430)	(5,689)	(13,406)	(3,569)

Net income	$12,149	$9,552	$12,923	$7,815

Earnings per share

Basic	$0.56	$0.52	$0.60	$0.42

Diluted	$0.55	$0.46	$0.59	$0.38

Shares used to compute basic earnings per share	21,760	18,545	21,416	18,507
Shares used to compute diluted earnings per share	22,063	20,570	21,950	20,396

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$12,923	$7,815
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,222	24,396
Non-cash recognition of deferred revenue	(15,788)	(9,854)
Non-cash amortization of deferred costs	2,113	446
Amortization of debt discount and issuance costs	1,736	1,765
Loss on early extinguishment of debt	37	—
Bad debt expense	690	—
Change in fair value of financial instrument	8,419	12
Stock-based compensation	2,841	1,029
Changes in assets and liabilities:
Accounts receivable and other current assets	(8,285)	(19,606)
Net transfer from (to) restricted cash	1,991	(20,101)
Other assets	(435)	(5,755)
Accounts payable and current liabilities	(4,443)	(8,425)
Income taxes receivable/payable and reserves	13,047	(708)
Deferred revenue and other long term liabilities	(737)	17,685

Net cash provided by (used in) operating activities	46,331	(11,301)
Cash flows from investing activities:
Capital expenditures	(84,589)	(53,338)
Redemption of short term investments	—	3,813

Net cash used in investing activities	(84,589)	(49,525)
Cash flows from financing activities:
Prepaid financing costs	(4,562)	—
Proceeds from exercise of stock options and warrants	18,760	1,848

Net cash provided by financing activities	14,198	1,848

Net decrease in cash and cash equivalents	(24,060)	(58,978)
Cash and cash equivalents, beginning of period	208,872	106,733

Cash and cash equivalents, end of period	$184,812	$47,755

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$18,786	$15,817
Income taxes paid	3,474	129
Non- cash surrender of common stock to cover tax liability	(42)	(277)
Non-cash issuance of common stock for services provided	250	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

Business

GeoEye is a leading commercial provider of highest accuracy, highest resolution Earth imagery as well as a provider of imagery processing services and imagery information products and services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites-GeoEye-1, IKONOS and Orbview-2 and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities that can process, manage, analyze and share imagery. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. This enables us to deliver a comprehensive range of imagery products and services to our customer base.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2009, has been derived from, but does not include, all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

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

Restricted Cash

The Company is party to an irrevocable standby letter of credit, in connection with a contract between GeoEye and a customer, in the ordinary course of business to serve as a performance obligation guarantee. As of June 30, 2010, the Company had $15.6 million classified as restricted cash as a result of the irrevocable standby letter of credit. Approximately $3.9 million is available within one year and is classified as current, and the remaining $11.7 million is available quarterly through 2014.

In connection with the issuance of the 2015 Notes (See Note 6) during the fourth quarter of 2009, the Company deposited $47.8 million of the net proceeds into a restricted cash account. These restricted proceeds will be used to finance a portion of the costs of constructing a new high-resolution satellite.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board or the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In October 2009, the FASB revised its guidance on accounting for revenue that contains tangible products and software. The new guidance revised the scope of software revenue guidance such that software included together with tangible products would not be included within its scope. The revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during the first half of 2010.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act were both signed into law. While the new law may impact our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

(2)	NextView Program

The U.S. Government, through the NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry through contracts to support the engineering, construction and launch of the next generation of imagery satellites by two providers. Under the NextView program, GeoEye constructed a new satellite, GeoEye-1. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and ground systems incurred were $478.3 million.

We deliver imagery to the NGA under the NextView program pursuant to a Service Level Agreement, or SLA. Under the SLA, GeoEye began delivering imagery to the NGA in the first quarter of 2009. We recognized $37.5 million and $74.6 million of imagery revenue under the SLA during the three and six months ended June 30, 2010, respectively and $34.5 million and $49.0 million of imagery revenue during the three and six months ended June 30, 2009, respectively. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA, giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through August 31, 2010. On August 6, 2010, we received a new award by the NGA under the EnhancedView program as described in Note 13.

(3)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30,
	2010	December 31, 2009

Land and buildings	$7,253	$7,239
Furniture, computers and equipment	34,864	31,970
Leasehold improvements	3,423	3,342
Vehicles and airplanes	2,228	2,096
Accumulated depreciation	(24,844)	(20,419)

Subtotal	22,924	24,228
Property, plant and equipment in process	4,498	1,153

Property, plant and equipment, net	$27,422	$25,381

We record property, plant and equipment at cost. We also capitalize certain internal and external costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized, while routine maintenance of existing software is charged to expense as incurred. Depreciation expense related to property, plant and equipment was $2.2 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $4.4 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.

(4)	Satellites and Related Ground Systems

Satellites and related ground systems consist of the following (in thousands):

	June 30,
	2010	December 31, 2009

Satellites	$414,158	$416,658
Ground systems	83,728	83,728
Accumulated depreciation	(91,303)	(64,827)

Subtotal	406,583	435,559
Satellites and ground systems in process	150,099	69,476

Satelllites and related ground systems, net	$556,682	$505,035

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

On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build GeoEye-2, the Company’s next Earth-imaging satellite. Total capitalized costs related to the Company’s development efforts to build GeoEye-2, were $145.4 million and $66.8 million at June 30, 2010 and December 31, 2009, respectively.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of June 30, 2010, we carried $250.0 million in-orbit insurance on GeoEye-1, comprised in part of $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications. Of such coverage, $20.0 million expires September 6, 2010; $117.0 million expires December 1, 2010; and $50.0 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite, which expires December 1, 2010. The IKONOS satellite is insured for $20.0 million of in-orbit coverage which expires on December 1, 2010.

Total satellite and related ground systems depreciation expense was $13.3 million and $13.4 million for the three months ended June 30, 2010 and 2009, respectively, and $26.5 million and $19.7 million for the six months ended June 30, 2010 and 2009 respectively.

(5)	Income Taxes

The Company’s effective tax rate was 38.6% and 37.2% before discrete items for the six months ended June 30, 2010 and 2009, respectively. Income tax expense was $6.4 million and $5.7 million including discrete items for the three months ended June 30, 2010 and 2009, respectively. Income tax expense was $13.4 million and $3.6 million including discrete items for the six months ended June 30, 2010 and 2009, respectively. The Company’s effective tax rate exclusive of discrete items differs from the federal tax rate due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

The impact of the Preferred Stock Commitment (see Note 7) is currently not deductible for income tax purposes and will result in a difference between book and tax reporting.

(6)	Long-Term Debt

On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625% Senior Secured Notes due October 1, 2015 (2015 Notes). Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may, on one or more occasions, redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014, and thereafter. Proceeds from the sale of the 2015 Notes were used in part to redeem all of our Senior Secured Floating Rate Notes due 2012 (2012 Notes).

On July 15, 2010, the Company commenced an exchange offer to fulfill its obligations regarding the registration of the outstanding 2015 Notes. Pursuant to a registration rights agreement entered into by GeoEye in connection with the sale of the 2015 Notes, the Company agreed to file a registration statement with the SEC relating to the exchange offer. GeoEye will exchange up to $400.0 million aggregate principal amount of its 2015 Notes for substantially identical notes, which have been registered under the Securities Act of 1933, as amended (Registered Notes). Unless extended, the exchange offer expires on August 11, 2010.

The 2015 Notes issued by the Company are, and the Registered Notes will be, unconditionally guaranteed jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company (the Guarantor Subsidiaries). Except for a minor investment in a foreign subsidiary, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its Guarantor Subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries.

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest expense	$10,937	$8,696	$21,259	$17,402
Capitalized interest	(3,144)	—	(5,174)	(2,919)
Interest income	(41)	(78)	(90)	(303)

Total interest expense, net	$7,752	$8,618	$15,995	$14,180

Interest expense, net, primarily includes interest expense on our 2015 Notes as well as interest on our previously redeemed 2012 Notes for the three and six months ended June 30, 2010 and 2009, respectively. Interest expense, net also includes amortized prepaid financing costs and amortization of debt discount.

(7)	Preferred Stock and Senior Unsecured Notes Commitment

Preferred Stock

On March 4, 2010, the Company entered into a binding commitment with Cerberus Capital Management, L.P. (Cerberus) to purchase preferred stock and provide debt financing, the proceeds of which will be used for the development and launch of our GeoEye-2 satellite. Under the commitment, the Company paid a non-refundable commitment fee of 2%, or $2.0 million, which is included in the consolidated balance sheet as other non-current assets. This additional financing was necessary to fund the costs of development of GeoEye-2 because the original proposal for NGA’s EnhancedView Program, for which the Company submitted a proposal in March 2010, required that, upon a successful contract award, the Company would need to provide a letter of credit for the full amount of any potential cost share award that would be received from the NGA through development of GeoEye-2 and for a period of up to three years after the NGA’s certification of the satellite’s imagery.

On March 22, 2010, the Company memorialized the commitment by entering into a Stock Purchase Agreement with Cerberus. Pursuant to the Stock Purchase Agreement, Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions up to 115,000 shares of a newly issued series of convertible preferred stock of the Company (Preferred Stock), having an initial liquidation preference of $1,000 per share (Equity Financing). Pursuant to the Stock Purchase Agreement, Cerberus also agreed to purchase from the Company, if the Company so elects, $100.0 million in aggregate principal amount of newly issued senior unsecured notes (Senior Unsecured Notes). The Preferred Stock would represent an ownership interest, assuming conversion of the Preferred Stock to the Company’s common stock (Common Stock), of approximately 15.0% as of June 30, 2010. Based on the recent EnhancedView award by the NGA (as described in Note 13), Cerberus will have the option to purchase 80,000 shares of Preferred Stock, which would result in gross proceeds to the Company of up to $78.0 million.

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

The Company may, at its option, redeem the Preferred Stock at a price equal to the liquidation amount, plus accrued but unpaid dividends to the redemption date on or after six years from the date on which the Preferred Stock is issued, at such time as (i) the average trading price for the Common Stock is equal to or greater than $52.50 for a period of 30 or more consecutive trading days immediately preceding the call for redemption, and (ii) the Common Stock underlying the Preferred Stock is registered on an effective registration statement. Dividends on the Preferred Stock are payable at the rate of 5% per annum, payable in cash (at the Company’s option, when, as and if declared by the Company) or in addition to the aggregate liquidation preference of the Preferred Stock. The holders of the Preferred Stock will also be entitled to participate on an as converted basis in any dividends payable on the Common Stock. Holders of the Preferred Stock will vote with the Common Stock on an as-converted basis. However, Cerberus will not be permitted to vote with Preferred Stock to the extent it would result in Cerberus voting more than an equivalent of 19.99% of the Company’s outstanding voting securities. As long as Cerberus either (i) owns at least 50% of the Preferred Stock (or Common Stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 7.5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one director to the Company’s Board of Directors. In addition, as long as Cerberus either (i) owns at least 50% of the Preferred Stock (or Common Stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one observer to attend all meetings of the Company’s Board of Directors. In the event of a change in control of the Company, Cerberus will have the option to cause the Company to redeem its Preferred Stock and receive in cash, the greater of (i) the fair value of the consideration that would have been received had such Preferred Stock been converted to Common Stock immediately prior to consummation of such transaction or (ii) 115.0% of the then-applicable liquidation preference of such Preferred Stock, plus any declared but unpaid dividends.

The Preferred Stock Commitment is comprised of a Contingent Forward Sale of 115,000 shares of Preferred Stock, a Contingent Written Call option on 80,000 shares of Preferred Stock and a $2.3 million contingent fee payment by the Company. All elements of the Preferred Stock Commitment were executed together in contemplation of each other. As such, the Preferred Stock Commitment is a single unit of account with three distinct, mutually exclusive settlement alternatives.

The Preferred Stock Commitment represents an obligation of the Company to issues shares of Preferred Stock that are redeemable for cash by the Company upon conditional events that are outside of the Company’s control. As such, the Preferred Stock Commitment is within the scope of the recognition guidance on distinguishing liabilities from equity as it represents a financial instrument, not in the form of a share, which contains a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future. This guidance on distinguishing liabilities from equity states that items within its scope shall be presented as liabilities (or assets in some circumstances) and shall be initially and subsequently measured at fair value.

The Preferred Stock Commitment was initially valued at $2.1 million as of March 4, 2010, and subsequently valued at $12.6 million as of March 31, 2010 and $10.5 million as of June 30, 2010, and is included in the consolidated balance sheet as other current liabilities. During the three and six months ended June 30, 2010, the change in the value of the Preferred Stock Commitment resulted in $2.1 million of other non-operating income and $8.4 million of other non-operating expense, respectively. The change in the value of the commitment was recorded in earnings in accordance with the subsequent measurement guidance on distinguishing liabilities from equity.

Senior Unsecured Notes

Additionally, on March 22, 2010, the Company entered into a Notes Purchase Agreement with Cerberus, pursuant to which Cerberus agreed to purchase and the Company, at its option, upon award of a contract with a letter of credit, agreed to sell $100.0 million in aggregate principal amount of newly issued Senior Unsecured Notes of the Company. Under the terms of the Notes Purchase Agreement, if the Company exercises its right to sell the Senior Unsecured Notes, the Senior Unsecured Notes will mature on April 1, 2016, and will bear interest at a rate of 8% plus the greater of three-month LIBOR or 2%. The Company’s obligations under the Senior Unsecured Notes will be guaranteed by the Company’s existing and subsequently acquired or formed U.S. subsidiaries. On or after three years from the date on which the Senior Unsecured Notes are issued, the Company may, at its option, at any time or from time to time, redeem all or part of the Senior Unsecured Notes at redemption prices equal to 105% after the third anniversary, 102.5% after the fourth anniversary or 100% after the fifth anniversary, as applicable, plus accrued and unpaid interest. We are not required to draw down the Senior Unsecured Notes, and we are permitted to make partial draws, with some limitations. However, if we make a partial draw under the Senior Unsecured Notes, we are obligated to draw the entire $100.0 million aggregate principal amount on or prior to June 30, 2011.

Based on the requirement on the original EnhancedView proposal to provide a letter of credit for the full amount of any potential cost share award that would be received from the NGA, the Company obtained a commitment for a letter of credit up to $280.0 million, which would be fully cash collateralized. Based on the recent EnhancedView award by the NGA (as described in Note 13), the Company will no longer require the letter of credit.

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

Level 1:  quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:  observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3:  unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and the Cerberus Preferred Stock Commitment. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature. The Company records debt at cost, net of debt discount and issuance costs. The Preferred Stock Commitment was recorded at fair value as of June 30, 2010.

At June 30, 2010, financial assets that were required to be measured for disclosure purposes at fair value on a recurring basis consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and the Cerberus Preferred Stock Commitment.

The following table provides information about the financial liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Preferred Stock Commitment	$10.5	$10.5	$—	$—
Senior Secured Notes (due 2015)	381.8	411.0	380.6	411.5
Senior Secured Floating Notes (due 2012)	—	—	0.5	0.5

The Preferred Stock Commitment represents an obligation of the Company to issue shares of Preferred Stock that are redeemable for cash by the Company upon conditional events that are outside of the Company’s control. We classify the Preferred Stock Commitment as a Level 3 financial instrument as the fair value is derived using a probability weighted option pricing model as opposed to quoted market prices. The assumptions used in determining fair value include data available as of June 30, 2010, and include estimates of risk free rate, volatility, and expected term as well as management’s estimate of the probability of each of the three settlement alternatives of the Preferred Stock Commitment. The risk free rate and volatility are based on observable market inputs. The Company had not identified any Level 3 financial instruments as of December 31, 2009.

The Company issued $400.0 million of 2015 Notes, due October 1, 2015, and used a portion of the proceeds to repurchase $249.5 million of the 2012 Notes with $0.5 million remaining outstanding until January 2010. We classify the 2015 Notes within Level 2 as the valuation inputs are determined based on quoted prices and market observable data. The fair value of the 2012 Notes as of December 31, 2009, was determined based on market trades of the 2012 Notes and was classified within Level 2.

(9)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,
	2010	December 31, 2009

Accounts payable and accrued expenses	$11,239	$14,196
Accrued payroll	8,847	10,077
Accrued expenses — subcontractors	—	1,023
Accrued interest payable	9,664	8,701

Total accounts payable and accrued expenses	$29,750	$33,997

(10)	Stockholders’ Equity

Earnings per share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding and other dilutive securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for basic and diluted income per common share:
Net income	$12,149	$9,552	$12,923	$7,815

Denominator:
Weighted average shares outstanding used to compute basic EPS	21,760	18,545	21,416	18,507
Dilutive effect of:
Warrants	—	1,782	218	1,663
Stock options, deferred stock units, employee stock purchase plan shares, restricted stock units and nonvested stock	303	243	316	226

Weighted average shares outstanding and dilutive securities used to compute diluted EPS	22,063	20,570	21,950	20,396

The outstanding Common Stock options that were excluded from the computation of the dilutive EPS as the exercise price exceeded the average market price during the period were 17,000 and 82,205 for the three and six months ended June 30, 2010, respectively. The outstanding Common Stock options that were excluded from the computation of the dilutive EPS as the exercise price exceeded the average market price during the period were 132,392 and 171,892 for the three and six months ended June 30, 2009, respectively.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2010, consisted of the following (in thousands):

Balance at January 1, 2010	$279,955
Net income for the six months ended June 30, 2010	12,923
Warrant exercises	18,323
Issuance of common stock	687
Surrender of common stock to cover employees’ tax liability	(42)
Stock-based compensation	2,841

Balance at June 30, 2010	$314,687

During 2010, we granted a total of 300,596 shares of non-vested stock which vest over three to four year periods and 274,993 stock options which vest over a four year period. In addition, we granted 132,373 restricted stock units to executive officers as part of a Long Term Incentive Plan (LTIP). These restricted stock units have both performance and service requirements that vest over a two year period and are subject to a three year restriction on the sale or transfer of the shares.

In June 2010, the stockholders approved the 2010 Omnibus Incentive Plan (2010 Plan) which provides for the granting of a maximum of 1.45 million shares of the Company’s Common Stock to participants under the Plan.

Comprehensive Income

For the three and six months ended June 30, 2010 and 2009, there were no material differences between net income as reported and comprehensive income.

Warrants

There were no outstanding warrants as of June 30, 2010. Of the outstanding warrants as of December 31, 2009, 1,832,301 were exercised for shares of the Company’s Common Stock at $10 per share through March 25, 2010. The remaining 1,995 warrants expired unexercised on March 25, 2010.

(11)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery-processing services and imagery information products and services to customers around the world.

For the three months ended June 30, 2010 and 2009, GeoEye recognized revenue related to contracts with the U.S. Government, the Company’s largest customer, of $55.5 million and $47.5 million, representing 69% and 65% of total revenues, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized revenue of $109.7 million and $76.1 million under its contract with the U.S. Government, representing 68% and 65% of total revenues, respectively. GeoEye had no other customers for whom revenues exceeded 10% of total revenues during the three or six months ended June 30, 2010 or 2009.

The Company has two product lines which are: (a) Imagery, including the NextView cost share, and (b) Production and Other Services.

Total revenues were as follows: (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Imagery	$61,093	$56,370	$120,730	$88,684
NextView cost share	6,038	6,038	12,076	8,985
Production and other services	13,830	10,293	28,544	20,243

Total revenues	$80,961	$72,701	$161,350	$117,912

Total domestic and international revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Domestic	$62,107	$50,425	$121,886	$81,357
International	18,854	22,276	39,464	36,555

Total revenues	$80,961	$72,701	$161,350	$117,912

Our property, plant and equipment and ground systems are held domestically.

(12)	Commitments and Contingencies

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three and six months ended June 30, 2010 was approximately $0.5 and $1.1 million, respectively and the total rental expense under operating leases for the three and six months ended June 30, 2009, was approximately $0.5 and $1.0 million, respectively.

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

(13)	Subsequent Event

On August 6, 2010, the NGA gave a $3.8 billion award under the NGA’s EnhancedView program to GeoEye Imagery Collection Systems Inc., a wholly-owned subsidiary of GeoEye, Inc. The award provides for the engineering, construction and launch of the GeoEye-2 satellite, and the design and procurement of associated ground station equipment. Pursuant to the contract terms, NGA will contribute up to $336.9 million of the overall construction costs of the GeoEye-2 program, subject to certain contract limitations. The award also provides for: (a) satellite imagery deliveries under a Service Level Agreement (“EnhancedView SLA”); (b) the design and procurement of additional infrastructure to support government operations; and (c) NGA to have the option to buy value-added products and other services. The term of the EnhancedView SLA is one year, with nine one-year options; it will replace the SLA currently in place with NGA through its NextView program. Imagery deliveries under the EnhancedView SLA begin on September 1, 2010 and will be made by the Company’s existing satellite constellation, with the GeoEye-2 satellite providing additional imagery as it comes on-line. The GeoEye-2 satellite is expected to begin delivering imagery under the SLA in 2013.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events, including, but not limited to, the factors set forth below, and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part 1- Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010, or 2009 Annual Report, and in our other Exchange Act filings. The forward-looking statements made in this Quarterly Report on Form 10-Q reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained, and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

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

Overview

GeoEye is a leading commercial provider of highest accuracy, highest resolution Earth imagery as well as a provider of imagery processing services and imagery information products and services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites-GeoEye-1, IKONOS and Orbview-2 and three fixed-wing aircraft with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four high-resolution image processing and production facilities that can process, manage, analyze and share imagery. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze, monitor and map to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We have one of the largest commercial, color digital satellite imagery libraries in the world, which contains more than 411 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities and our color digital imagery library differentiates us from our competitors. This enables us to deliver a comprehensive range of imagery products and services to our customer base.

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground system and processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. We have recently initiated information services pursuant to which we derive revenue from hosting information for customers and delivering it through Web services. In addition, cost-share amounts received from the U.S. Government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.

Revenues are generally recognized upon delivery of products or services. Revenues from the NGA cost share amounts received under our NextView contract used for the construction of the GeoEye-1 satellite are recognized on a straight-line basis over the expected nine-year operational life of the satellite, which started commercial operations in February 2009. Our operating expenses principally comprise direct costs of revenue (principally labor and overhead, subcontractor, other direct costs, and satellite insurance); depreciation and amortization, principally relating to our satellites; and selling, general and administrative expenses, which include costs associated with administrative and general management functions; and costs from marketing, advertising, promotion and other selling expenses. Our expenses also include interest expense on our 2015 Notes. We capitalize interest incurred during satellite and ground system construction and development and in-orbit commissioning and the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1. Following launch and in-orbit commissioning, insurance premium amounts are charged to expense ratably over the related policy periods.

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

Production Services

Images and image products generated by our production service operations are purchased by both U.S. Government agencies and commercial customers. Production services typically entail the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and imagery products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways, and buildings) for our customers’ database development.

Our production services, which are designed to increase the accuracy and precision of satellite and aerial imagery, include the following production processes:

•	Georectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

•	Image Mosaicking. This is the process of merging or stitching multiple satellite images together. Since images are taken at different look angles, elevations, weather, times and season, etc., they will not match each other tonally or in exact location to the ground. Prior to mosaicking, images are tonally balanced as much as possible. They are also block adjusted — the images are shifted in relation to each other and to ground truth to improve accuracy. The result is a group of images that will match each other in location and tone, so they can be mosaicked (stitched) together. The result is one composite image, which is as seamless as possible.

•	Tonal Correction. This is the scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

•	Orthorectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by non-vertical pointing and movement of the sensor during the imaging event and distortions caused by Earth elevation differences at the image location.

Our production services include LiDAR elevation data, maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and Geospatial Information System (GIS) consulting and implementation. We also offer geospatial products and services to help develop and manage geospatial data to support customer documentation needs, inventory of resources and engineering and development applications.

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

During the last quarter, we launched our information services business in an effort to give our customers global on-demand access to imagery and related information products over the Web. This new Web services platform, which we call EyeQ(tm), provides the core infrastructure for this new service and our new geospatial information services business.

EyeQ, which began operations in April 2010, is a Web services platform that delivers imagery and other location-based information through annual or multi-year subscriptions and user licenses. EyeQ offers a Web interface with tools that function as our customers’ data center. EyeQ serves up imagery and other standards-based content throughout the customers’ data network and out to their customers and partners.

With EyeQ, our customers have access to secure, timely and accurate location information delivered into their business environment. EyeQ is user friendly and is available twenty-four hours a day and seven days a week. EyeQ serves our goal of simplifying access to and delivery of imagery and location information.

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

Total final capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and ground systems were $478.3 million. Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. In March 2009, the NGA paid us the final installment of its cost share obligation. We recognize this as revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the three and six months ended June 30, 2010, we recognized $6.0 million and $12.1 million of deferred revenue under the NextView contract.

On December 9, 2008, we entered into an SLA with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. The SLA provides for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the SLA, to the extent that less than $12.5 million is paid by the NGA in any month, the shortfall is used to fund an extension of the contract. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA, giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA has been extended through August 31, 2010. On August 6, 2010, we received a new award by the NGA under the EnhancedView program. During the three and six months ended June 30, 2010, we recognized $37.5 million and $74.6 million of revenue under the SLA.

In December 2009, our engineers detected an irregularity in the equipment GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is able to downlink imagery to GeoEye’s four ground stations, since downlinking to these ground stations is separate from imaging activities. As a result, we expect no major impact on our ongoing ability to deliver imagery to the NGA under the SLA.

GeoEye-2 Satellite

Our belief that demand for satellite imagery from the U.S. Government will increase beyond the available supply in the 2013 timeframe was substantiated by the NGA’s request for proposal related to a new program called EnhancedView. In March 2010, we submitted a proposal to build a new GeoEye-2 satellite and supply imagery to the U.S. Government in response to the NGA request-for-proposal contract procurement for the EnhancedView program. This program will allow the U.S. Government to continue to receive a supply of unclassified, highly accurate satellite imagery from commercial satellite imagery providers and will replace the NextView program, which the NGA extended through August 2010. On August 6, 2010, we received a new award by the NGA under the EnhancedView program. In preparation for meeting this need and given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007, pursuant to which ITT Corporation commenced work on the advanced camera for our GeoEye-2 satellite. ITT Corporation’s work could be used to accelerate the deployment of GeoEye-2 so that it could be launched in late 2012 and commercially available in the 2013 timeframe. As of June 30, 2010, we have incurred total capitalized costs of $145.4 million constructing GeoEye-2. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite.

Preferred Stock and Senior Unsecured Notes

On March 4, 2010, the Company entered into a binding commitment letter permitting Cerberus to purchase Preferred Stock and provide debt financing, the proceeds of which will be used for development and launch of GeoEye-2. Subsequently, on March 22, 2010, the Company entered into a Stock Purchase Agreement and a Notes Purchase Agreement. This additional financing was necessary to fund the costs of development of GeoEye-2 because the original proposal for EnhancedView required that, upon a successful contract award, the Company would need to provide a letter of credit for the full amount of any potential cost share award that would be received from the NGA through development of GeoEye-2 and for a period of up to three years after the NGA’s certification of the satellite’s imagery.

Cerberus has the option to purchase up to $80.0 million in Preferred Stock, at a discounted amount of $78.0 million, since the Company has received an award from the NGA, without the letter of credit requirement, to build GeoEye-2 under the EnhancedView program. The Preferred Stock will be entitled to receive a dividend at an annual rate of 5%, payable in kind, in cash or securities, at the Company’s option. The Preferred Stock will have a conversion price of $30 per share, subject to adjustment and customary anti-dilution adjustments.

Cerberus also agreed to provide the Company, at the Company’s option, assuming a letter of credit requirement, with debt financing of $100.0 million, contingent upon the Company receiving an award from the NGA, to build GeoEye-2 under the EnhancedView program. Under the terms of the new award, this debt facility will be cancelled.

Based on the requirement on the original EnhancedView proposal to provide a letter of credit for the full amount of any potential cost share award that would be received from the NGA, the Company obtained a commitment for a letter of credit up to $280.0 million, which would be fully cash collateralized. Based on the recent EnhancedView award by the NGA, the Company will no longer require the letter of credit. The Company expects to use cash on hand, cash flow from operations, proceeds from the NGA cost share and the additional financing provided by Cerberus to build GeoEye-2.

In addition, the Company paid a non-refundable commitment fee of 2%, or $2.0 million, of the face value of the Cerberus debt financing.

Results of Operations

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010		2009		Change Between 2010		2010		2009		Change Between 2010
		% of		% of	and 2009			% of		% of	and 2009
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Revenues	$80,961	100.0%	$72,701	100.0%	$8,260	11.4%	$161,350	100.0%	$117,912	100.0%	$43,438	36.8%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,702	33.0	22,808	31.4	3,894	17.1	51,183	31.7	46,400	39.4	4,783	10.3
Depreciation and amortization	16,200	20.0	15,936	21.9	264	1.7	32,222	20.0	24,396	20.7	7,826	32.1
Selling, general and administrative	13,783	17.0	10,098	13.9	3,685	36.5	27,165	16.8	21,552	18.3	5,613	26.0

Total operating expenses	56,685	70.0	48,842	67.2	7,843	16.1	110,570	68.5	92,348	78.3	18,222	19.7

Income from operations	24,276	30.0	23,859	32.8	417	1.7	50,780	31.5	25,564	21.7	25,216	98.6

Interest expense, net	(7,752)	(9.6)	(8,618)	(11.9)	866	10.0	(15,995)	(9.9)	(14,180)	(12.0)	(1,815)	(12.8)
Other non-operating income (expense)	2,055	2.5	—	0.0	2,055	100.0	(8,419)	(5.2)	—	—	(8,419)	(100.0)
Loss from early extinguishment of debt	—	0.0	—	0.0	—	—	(37)	(0.0)	—	—	(37)	(100.0)

Income before provision for income taxes	18,579	22.9	15,241	21.0	3,338	21.9	26,329	16.3	11,384	9.7	14,945	131.3

Provision for income taxes	(6,430)	(7.9)	(5,689)	(7.8)	(741)	(13.0)	(13,406)	(8.3)	(3,569)	(3.0)	(9,837)	(275.6)

Net income	$12,149	15.0	$9,552	13.1	$2,597	27.2	$12,923	8.0	$7,815	6.6	$5,108	65.4

Revenues

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010		2009		Change Between 2010		2010		2009		Change Between 2010
		% of		% of	and 2009			% of		% of	and 2009
Revenues	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Imagery	$61,093	75.5%	$56,370	77.5%	$4,723	8.4%	$120,730	74.8%	$88,684	75.2%	$32,046	36.1%
NextView cost share	6,038	7.5	6,038	8.3	—	—	12,076	7.5	8,985	7.6	3,091	34.4
Production and other services	13,830	17.1	10,293	14.2	3,537	34.4	28,544	17.7	20,243	17.2	8,301	41.0

Total revenues	$80,961	100.0	$72,701	100.0	$8,260	11.4	$161,350	100.0	$117,912	100.0	$43,438	36.8

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost share revenues include the recognition of deferred revenue related to the cost share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for NGA and commercial customers, as well as our digital aerial imagery service and the SeaStar Fisheries information service. Imagery revenues increased during the three months ended June 30, 2010, compared to the same period in 2009, primarily due to increase in deliveries to domestic commercial customers as well as a one-time revenue recognition related to the delivery of ground terminal equipment in the second quarter of 2010. Imagery revenues increased during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the increased level of deliveries to the NGA and other regional affiliate customers using GeoEye-1 for the full six months of 2010, as compared to four and a half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009.

Production and other services revenues increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in our value-added production services resulting from higher customer demand and system process improvements and enhancements.

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
			2009		Change Between 2010		2010		2009		Change Between 2010
	2010			% of	and 2009			% of		% of	and 2009
	Amount	% of Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Domestic	$62,107	76.7%	$50,425	69.4%	$11,682	23.2%	$121,886	75.5%	$81,357	69.0%	$40,529	49.8%
International	18,854	23.3	22,276	30.6	(3,422)	(15.4)	39,464	24.5	36,555	31.0	2,909	8.0

Total revenues	$80,961	100.0	$72,701	100.0	$8,260	11.4	$161,350	100.0	$117,912	100.0	$43,438	36.8

Domestic revenues include those from the SLA, recognition of deferred revenue related to the NextView cost share payments from the NGA, commercial imagery sales and sales of value-added products and services. Domestic revenues increased during the second quarter of 2010 and during the first half of 2010, compared to the same periods in 2009, primarily due to the substantial increase in imagery provided by Geo-Eye-1 under the SLA agreement in 2010 and an increase in production services due to higher customer demand and system process improvements and enhancements.

International revenues include those from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers and commercial imagery sales. International revenues decreased in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to one-time projects and contracts in 2009 not continued in 2010. However, international revenues increased in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to our international regional affiliates expanding their imagery demands to include access to the new GeoEye-1 satellite for the full six months in 2010 as compared to four and a half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended June 30,						For the Six Months Ended June 30,				Change
	2010		2009		Change Between 2010		2010		2009		Between 2010
		% of		% of	and 2009			% of		% of	and 2009
Direct Costs of Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Labor and overhead	$13,723	17.0%	$12,880	17.7%	$843	6.5%	$25,375	15.7%	$22,392	19.0%	$2,983	13.3%
Subcontractor	7,447	9.2	7,396	10.2	51	0.7	15,658	9.7	13,273	11.3	2,385	18.0
Other direct costs	3,983	4.9	2,006	2.8	1,977	98.6	7,051	4.4	4,881	4.1	2,170	44.5
Satellite insurance	1,549	1.9	526	0.7	1,023	194.5	3,099	1.9	5,854	5.0	(2,755)	(47.1)

Total direct costs of revenue	$26,702	33.0	$22,808	31.4	$3,894	17.1	$51,183	31.7	$46,400	39.4	$4,783	10.3

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

Labor and overhead costs increased during the three months and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased labor and overhead related to the operational maintenance of the GeoEye-1 satellite, which became operational in the first half of 2009.

Subcontractor expenses increased during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to costs incurred related to the GeoEye-1 satellite irregularity that occurred in December 2009. Satellite insurance decreased during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the reduction in insurance premiums in 2010.

Other direct costs of revenue increased during the three months and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to costs related to the delivery of ground terminal equipment sold in the second quarter of 2010 and the recognition of the costs of ground system upgrades that are being recognized over the combined delivery term of the service in 2010.

Depreciation and Amortization

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010		2009				2010		2009
Depreciation and		% of		% of	Change Between 2010 and 2009			% of		% of	Change Between 2010 and 2009
Amortization	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Depreciation	$15,540	19.2%	$15,276	21.0%	$264	1.7%	$30,901	19.2%	$23,067	19.6%	$7,834	34.0%
Amortization	660	0.8	660	0.9	—	—	1,321	0.8	1,329	1.1	(8)	(0.6)

Total depreciation and amortization	$16,200	20.0	$15,936	21.9	$264	1.7	$32,222	20.0	$24,396	20.7	$7,826	32.1

Depreciation increased during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to a full six months of depreciation of GeoEye-1 in 2010, compared to four and a half months of depreciation in 2009 as a result of commencement of operations of the GeoEye-1 satellite in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden Associates Inc., or MJ Harden, and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010		2009		Change Between 2010		2010		2009		Change Between 2010
Selling, General and Administrative		% of		% of	and 2009			% of		% of	and 2009
Expenses	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Payroll, commissions, and related costs	$6,727	8.3%	$4,455	6.1%	$2,272	51.0%	$12,677	7.9%	$9,872	8.4%	$2,805	28.4%
Stock compensation	1,410	1.7	494	0.7	916	185.4	2,235	1.4	885	0.8	1,350	152.5
Professional fees	2,339	2.9	2,986	4.1	(647)	(21.7)	5,204	3.2	7,046	6.0	(1,842)	(26.1)
Research and development	373	0.5	—	—	373	100.0	783	0.5	—	—	783	100.0
Other	2,934	3.6	2,163	3.0	771	35.6	6,266	3.9	3,749	3.2	2,517	67.1

Total selling, general and administrative expenses	$13,783	17.0	$10,098	13.9	$3,685	36.5	$27,165	16.8	$21,552	18.3	$5,613	26.0

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses.

Total selling, general and administrative expenses increased in the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily as a result of increased headcount in the finance and accounting areas to replace outside consultants which resulted in a decrease in professional fees during the comparable periods. Additionally, we experienced an increase from our bid and proposal efforts related to new business development, mainly for the EnhancedView Program.

Interest Expense, Net

The composition of interest expense, net, was as follows:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010		2009		Change Between 2010		2010		2009		Change Between 2010
		% of		% of	and 2009			% of		% of	and 2009
Interest Expense, Net	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Interest expense	$10,937	13.5%	$8,696	12.0%	$2,241	25.8%	$21,259	13.2%	$17,402	14.8%	$3,857	22.2%
Capitalized interest	(3,144)	(3.9)	—	—	(3,144)	(100.0)	(5,174)	(3.2)	(2,919)	(2.5)	(2,255)	(77.3)
Interest income	(41)	(0.1)	(78)	(0.1)	37	47.4	(90)	(0.1)	(303)	(0.3)	213	70.3

Total interest expense, net	$7,752	9.6	$8,618	11.9	$(866)	(10.0)	$15,995	9.9	$14,180	12.0	$1,815	12.8

Interest expense, net, primarily includes interest expense on our 2015 Notes as well as the interest on our previously redeemed 2012 Notes for the three and six months ended June 30, 2010 and 2009, respectively. Interest expense, net also includes amortized prepaid financing costs and amortization of debt discount.

Interest expense during the three months and six months ended June 30, 2010, compared to the comparable periods in 2009 increased primarily due to the increase in our long-term debt balance in 2010 as a result of the issuance of the $400.0 million of 2015 Notes as compared to the previous $250.0 million of 2012 Notes, offset by the reduction of our cost of capital from a floating rate of at least 12% related to the 2012 Notes compared to a fixed coupon rate of 9.625% related to the 2015 Notes. The increase in capitalized interest during the three months and six months ended June 30, 2010, compared to the comparable periods in 2009, was due to increased capitalized interest associated with the construction of the GeoEye-2 satellite which escalated in 2010.

Other Non-Operating Income (Expense)

We recorded other non-operating income of $2.1 million in the second quarter of 2010 and an other non-operating loss of $8.4 million during the six months ended June 30, 2010, related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Stock Purchase Agreement. The Preferred Stock Commitment fair value will be marked to market and reflected as an adjustment to earnings until Cerberus exercises their option to purchase the Preferred Stock or the option is terminated.

Provision for Income Taxes

The effective income tax rate was 38.6% and 37.2% before discrete items for the six months ended June 30, 2010 and 2009, respectively. Income tax expense was $6.4 million and $5.7 million including discrete items for the three months ended June 30, 2010 and 2009, respectively. Income tax expense was $13.4 million and $3.6 million including discrete items for the six months ended June 30, 2010 and 2009, respectively. The increase in income tax expense for the three and six months was primarily due to the increase in book income.

Our effective tax rate exclusive of discrete items differs from the federal tax rate due to state and local income taxes, adjustments to our recorded valuation allowance and permanent tax difference items.

The impact of the Preferred Stock Commitment is currently not deductible for income tax purposes and will result in a difference between book and tax reporting.

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

The use of adjusted EBITDA as an analytical tool has limitations and it should not be considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, or future requirements, for all contractual commitments;

•	it does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

•	it does not reflect cash requirements for the payment of income taxes when due;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

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

A reconciliation of net income to adjusted EBITDA is as follows (in thousands):

						Change
	For the Three Months		Change	For the Six Months		Between
	Ended June 30,		Between 2010	Ended June 30,		2010 and
	2010	2009	and 2009	2010	2009	2009

Net income	$12,149	$9,552	$2,597	$12,923	$7,815	$5,108
Adjustments:
Interest expense, net	7,752	8,618	(866)	15,995	14,180	1,815
Loss from early extinguishment of debt	—	—	—	37	—	37
Provision for income taxes	6,430	5,689	741	13,406	3,569	9,837
Depreciation and amortization	16,200	15,936	264	32,222	24,396	7,826
Non-cash stock-based compensation expense	1,848	557	1,291	2,841	1,029	1,812
Non-cash change in fair value of financial instrument	(2,055)	—	(2,055)	8,419	—	8,419

Adjusted EBITDA	$42,324	$40,352	$1,972	$85,843	$50,989	$34,854

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

Cash Flow Items

As of June 30, 2010, we had cash and cash equivalents of $184.8 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $46.3 million for the six months ended June 30, 2010, and net cash used by operating activities was $11.3 million for the six months ended June 30, 2009. The increase of $57.6 million in the six months ended June 30, 2010, from the same period in 2009, was primarily due to increased operating income after consideration of the non-cash charge for the financial instrument, an increase in cash collections on accounts receivable balances year over year and collections on income tax receivables offset by an increase in restricted cash balances.

Net Cash Used in Investing Activities

Net cash used in investing activities was $84.6 million and $49.5 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures increased $31.3 million in the six months ended June 30, 2010, compared to the same period in 2009. The increase in capital expenditures was primarily attributable to expenditures related to the construction of GeoEye-2 that were incurred in 2010. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite. We estimate that we will spend up to an additional $150.0 million in building our next Earth-imaging satellite, GeoEye-2, through the end of 2010. We have spent $145.4 million on GeoEye-2, through June 30, 2010.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14.2 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively, and was primarily related to the issuances of common stock primarily due to exercise of warrants.

Long-Term Debt

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015 (2015 Notes). The net proceeds of the 2015 Notes offering were used to fund the repurchase of the Company’s total outstanding $250.0 million 2012 Notes due July 1, 2012. On July 15, 2010, the Company commenced an exchange offer to fulfill its obligations regarding the registration of the outstanding 2015 Notes. Pursuant to a registration rights agreement entered into by GeoEye in connection with the sale of the 2015 Notes, the Company agreed to file a registration statement with the SEC relating to the exchange offer. GeoEye will exchange up to $400.0 million aggregate principal amount of its 2015 Notes for substantially identical notes, which have been registered under the Securities Act of 1933, as amended (Registered Notes). Unless extended, the exchange offer expires on August 11, 2010.

As of June 30, 2010, our total long-term debt consisted of $400.0 million of 2015 Notes, net of original issue discount of $20.0 million. Under the indenture governing the 2015 Notes, we are prohibited from paying dividends until the principal amount of all such notes has been repaid. At any time on or after October 1, 2013, GeoEye may on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014, and thereafter.

The indenture governing our 2015 Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a fixed charge coverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available, meets certain levels, or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted cash EBITDA is defined as adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA. As of June 30, 2010, we were in compliance with all covenants associated with our borrowings. In March 2010, we entered into a binding commitment letter to issue preferred stock and obtain debt financing totaling up to $215.0 million with Cerberus Capital Management, L.P.

(Cerberus), provided that we receive an award from the NGA to build GeoEye-2 under the EnhancedView program. The additional indebtedness, which we can incur at our election, under this commitment does not cause a covenant violation under the indenture governing our 2015 Notes. The 2015 Notes bear interest at the rate of 9.625% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.

Funding Sources and Uses

The Cerberus commitment entered into in March 2010, was subject to the Company winning a competitively bid U.S. Government EnhancedView program contract award to build a new Earth-imaging satellite and supply imagery to the U.S. Government. This commitment was entered into to fulfill a federal government requirement of the original EnhancedView request-for-proposal contract procurement to provide a letter of credit in an amount equal to the U.S. Government’s cost share payments to support the development of a new Earth-imaging satellite.

Based on the recent EnhancedView award by the NGA, Cerberus has the option to purchase up to $80.0 million in Preferred Stock, at a discounted amount of $78.0 million, to build GeoEye-2.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our backlog was approximately $232.6 million as of June 30, 2010, and approximately $271.4 million as of December 31, 2009. Backlog includes our SLA with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts and value-added products and services.

Our backlog as of June 30, 2010, included approximately $53.6 million of contracts with the U.S. Government, including approximately $12.5 million related specifically to the SLA through July 31, 2010. Additionally, on August 6, 2010, the Company received the EnhancedView award by the NGA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. Government may be terminated or suspended by the U.S. Government at any time, with or without cause, which could result in a reduction in backlog.

In addition, there is $184.2 million of remaining unamortized revenue from the NGA NextView cost share payments made prior to the GeoEye-1 satellite becoming fully operational, of which $24.2 million is expected to be recognized within one year. We have not included this in our backlog, because no specific services will be rendered to recognize the revenue. The balance will be recognized on a straight-line basis over the useful life of the satellite.

Commitments and Contingencies

Operating Leases and commitments

We have commitments for operating leases primarily relating to equipment and office and operating facilities. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to ten years. Total rental expense under operating leases for the three and six months ended June 30, 2010, was approximately $0.5 and $1.1 million, respectively, and the total rental expense under operating leases for the three and six months ended June 30, 2009, was approximately $0.5 and $1.0 million, respectively. Additionally, we expect our future satellite insurance costs to be approximately $1.5 million per quarter.

On August 6, 2010, the NGA gave a $3.8 billion award under the NGA’s EnhancedView program to GeoEye Imagery Collection Systems Inc., a wholly-owned subsidiary of GeoEye, Inc. The award provides for the engineering, construction and launch of the GeoEye-2 satellite, and the design and procurement of associated ground station equipment. Pursuant to the contract terms, NGA will contribute up to $336.9 million of the overall construction costs of the GeoEye-2 program, subject to certain contract limitations. The award also provides for: (a) satellite imagery deliveries under a Service Level Agreement (“EnhancedView SLA”); (b) the design and procurement of additional infrastructure to support government operations; and (c) NGA to have the option to buy value-added products and other services. The term of the EnhancedView SLA is one year, with nine one-year options; it will replace the SLA currently in place with NGA through its NextView program. Imagery deliveries under the EnhancedView SLA begin on September 1, 2010 and will be made by the Company’s existing satellite constellation, with the GeoEye-2 satellite providing additional imagery as it comes on-line. The GeoEye-2 satellite is expected to begin delivering imagery under the SLA in 2013.

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

Critical Accounting Policies

The foregoing discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which has been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the six months ended June 30, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In October 2009, the FASB revised its guidance on accounting for revenue that contains tangible products and software. The new guidance revised the scope of software revenue guidance such that software included together with tangible products would not be included within its scope. The revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during 2010.

In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act were both signed into law. While the new law may impact our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of June 30, 2010, is fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows, because we intend to hold these obligations to maturity unless market and other conditions are favorable.

Effective July 1, 2008, we had entered into an interest rate cap agreement associated with the 2012 Notes that was intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0%. The 2012 Notes were subject to interest rate fluctuation because the interest rate reset semi-annually for the term of the 2012 Notes. The interest rate cap agreement was outstanding until January 2010, when we paid off the remaining balance of the 2012 Notes.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

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

b)	Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

To remediate the material weakness described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the six months ended June 30, 2010, we continued remediation initiatives, which are intended to address our material weakness in internal control over financial reporting.

•	We continue to work with an experienced third-party accounting firm in the preparation and analysis of our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We continue to automate and streamline the tax provision process to remediate the material weakness identified above.

Management believes the measures we have implemented during the six months ended June 30, 2010, through the date of this filing to remediate the material weakness discussed above, had a positive effect on our internal control over financial reporting since December 31, 2009, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a positive impact on our internal control over financial reporting in future periods.

Notwithstanding such efforts, the material weakness related to the accuracy and valuation of the provision for income taxes described above will not be fully remediated until the new controls operate for a sufficient period of time. Because the Company has not yet completed comprehensive testing of the operating effectiveness of its controls, the Company cannot conclude on the effectiveness of its internal controls over financial reporting in its entirety.

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

Item 1A.	Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2009 Annual Report Form 10-K.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit 10	.15*	Modification P00034 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008.
Exhibit 31.1		Rule 13a-14(a) Certification of Matthew M. O’Connell
Exhibit 31.2		Rule 13a-14(a) Certification of Joseph F. Greeves
Exhibit 32.1		Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
Exhibit 32.2		Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

*	Filed herewith.

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

Date: August 9, 2010