Form 10-Q
period 2010-09-30
GeoEye, Inc.
filed 2010-11-09
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
N/A
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

The number of shares outstanding of Common Stock, par value $0.01, as of November 5, 2010 was 22,114,179 shares.

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
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$246,701	$208,872
Short-term investments	50,159	—
Accounts receivable — trade and unbilled receivables (net of allowances: 2010 — $1,480; 2009 — $923)	39,561	32,578
Income tax receivable	19,257	40,237
Restricted cash	3,953	52,268
Prepaid expenses	6,976	5,898
Other current assets	8,291	10,938

Total current assets	374,898	350,791
Property, plant and equipment, net	28,891	25,381
Satellites and related ground systems, net	603,347	505,035
Goodwill	34,264	34,264
Intangible assets, net of accumulated amortization: 2010 — $14,757; 2009 — $12,775	9,703	11,685
Non-current restricted cash	11,808	13,653
Other non-current assets	4,720	6,398

Total assets	$1,067,631	$947,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,505	$33,997
Current portion of deferred revenue	50,899	52,221
Current deferred tax liabilities	3,945	4,744
Current portion of long-term debt	—	497

Total current liabilities	96,349	91,459
Long-term debt	382,492	380,594
Long-term deferred revenue, net of current portion	170,468	192,313
Non-current income tax reserve	728	248
Deferred tax liabilities	2,078	2,078
Other non-current liabilities	431	560

Total liabilities	652,546	667,252

Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock	1	—
Common stock	221	199
Additional paid-in capital	356,647	227,988
Retained earnings	58,216	51,768

Total stockholders’ equity	415,085	279,955

Total liabilities and stockholders’ equity	$1,067,631	$947,207

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenues	$86,452	$79,941	$247,802	$197,853
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,722	23,836	77,905	70,235
Depreciation and amortization	16,363	16,347	48,585	40,743
Selling, general and administrative	14,219	12,042	41,384	33,594

Total operating expenses	57,304	52,225	167,874	144,572

Income from operations	29,148	27,716	79,928	53,281
Interest expense, net	(5,719)	(8,659)	(21,714)	(22,839)
Other non-operating expense	(16,047)	—	(24,466)	—
Gain from sale of investment	700	—	700	—
Loss from early extinguishment of debt	—	—	(37)	—
Write-off of prepaid financing costs	(6,412)	—	(6,412)	—

Income before provision for income taxes	1,670	19,057	27,999	30,442
Provision for income taxes	(8,046)	(6,530)	(21,452)	(10,100)

Net (loss) income	(6,376)	12,527	6,547	20,342
Preferred stock dividends	(99)	—	(99)	—

	(6,475)	12,527	6,448	20,342
Income allocated to participating securities	—	—	(27)	—

Net (loss) income available to common stockholders	$(6,475)	$12,527	$6,421	$20,342

Earnings (loss) per share

Basic	$(0.30)	$0.67	$0.30	$1.10

Diluted	$(0.30)	$0.61	$0.29	$0.99

Shares used to compute basic earnings (loss) per share	21,792	18,617	21,544	18,544
Shares used to compute diluted earnings (loss) per share	21,792	20,646	21,982	20,491

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$6,547	$20,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,585	40,743
Non-cash recognition of deferred revenue	(23,755)	(17,166)
Non-cash amortization of deferred costs	3,218	1,045
Amortization of debt discount and prepaid financing costs	2,657	2,648
Amortization of premium/discount on investments	29	—
Loss from early extinguishment of debt	37	—
Bad debt expense and other	866	288
Change in fair value of financial instrument	24,466	12
Write-off of prepaid financing costs	6,412	—
Gain from sale of investment	(700)	—
Stock-based compensation	4,685	1,495
Changes in assets and liabilities:
Accounts receivable and other current assets	(8,963)	(19,701)
Net transfer from (to) restricted cash	1,869	(18,949)
Other assets	(67)	(3,177)
Accounts payable and accrued expenses	7,860	(8,225)
Income taxes receivable/payable and reserves	20,661	36,570
Deferred revenue and other long-term liabilities	588	33,352

Net cash provided by operating activities	94,995	69,277
Cash flows from investing activities:
Capital expenditures	(149,174)	(61,731)
Net transfer from restricted cash	47,757	—
Proceeds from sale of investment	1,700	—
Redemptions of short-term investments	—	3,813
Purchases of short-term investments	(50,188)	—

Net cash used in investing activities	(149,905)	(57,918)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	78,000	—
Prepaid financing costs	(4,530)	—
Proceeds from exercise of stock options and warrants	19,269	5,496

Net cash provided by financing activities	92,739	5,496

Net increase in cash and cash equivalents	37,829	16,855
Cash and cash equivalents, beginning of period	208,872	106,733

Cash and cash equivalents, end of period	$246,701	$123,588

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$18,927	$31,443
Income taxes paid	3,914	129
Transfer of derivative liability to preferred stock value	26,560	—
Non-cash surrender of common stock to cover tax liability	(42)	(277)
Non-cash issuance of common stock for services provided	250	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

Business

GeoEye is a leading commercial provider of high-accuracy, high-resolution Earth imagery, as well as a provider of image processing services and imagery information services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites, GeoEye-1, IKONOS and Orbview-2, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four state-of-the-art high-resolution image processing and production facilities. Our St. Louis facility processes imagery from numerous commercial and government sensors, in addition to our own, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze geospatial information and monitor and map areas of interest to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, especially our multi-source production capability, and our color digital imagery library differentiate us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2009, has been derived from, but does not include, all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

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

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of September 30, 2010, the Company had $15.8 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.0 million is available within one year and is classified as current, and the remaining $11.8 million is available through 2022.

In connection with the issuance of the 2015 Notes in 2009 (see Note 8), the Company deposited $47.8 million of the net proceeds into a restricted cash account. During the third quarter of 2010, these restricted proceeds were used to finance a portion of the costs of constructing a new high-resolution satellite.

Investments

We record our investments in debt securities at amortized cost or fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of debt securities which include commercial paper, corporate bonds, agency notes, variable rate demand notes and certificates of deposit. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale.

We evaluate our investments for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment occurs when the fair value of an investment is below our carrying value, and we determine that difference is not recoverable in the near future. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

As of September 30, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities. As of December 31, 2009, we had no investments.

Preferred Stock

In September 2010, the Company issued Series A Convertible Preferred Stock, or the Preferred Stock, par value of $.01 per share. Cumulative dividends on the Preferred Stock are payable at a rate of 5% per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available, when, as and if declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income available to common shareholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income available to common shareholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and those issuable related to stock options, deferred stock units, employee stock purchase plan shares and non-vested stock (using the treasury stock method).

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In October 2009, the FASB revised its guidance on accounting for revenue that contains tangible products and software. The new guidance revised the scope of software revenue guidance, such that software included together with tangible products would not be included within its scope. The revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers, and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair-value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during the first nine months of 2010.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act were both signed into law. While the new law may impact our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

(2)	NextView Program

The U.S. government’s National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to the NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $478.3 million.

Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost share obligation in full. GeoEye had deferred recognition of the cost share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During the three and nine months ended September 30, 2010, we recognized $6.0 million and $18.1 million of deferred revenue under the NextView contract, respectively. The Company built, launched and deployed GeoEye-1 for less than the maximum cost specified in the NGA contract. As a result, we credited a portion of the NGA’s cost share payments, approximately $20.0 million, against imagery purchase obligations during 2009.

On December 9, 2008, we entered into the NextView Service Level Agreement, or SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA, giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA was extended through August 31, 2010. The NextView SLA provided for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. On August 6, 2010, the NGA awarded us a new contract under the EnhancedView program, which includes the EnhancedView SLA on terms similar to the NextView SLA. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $25.0 million and $99.6 million of imagery revenue under the NextView SLA during the three and nine months ended September 30, 2010, respectively and $38.1 million and $87.1 million of imagery revenue during the three and nine months ended September 30, 2009, respectively.

(3)	EnhancedView Program

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense.

The award provides for a new satellite imagery delivery SLA with the NGA valued at up to $2.8 billion. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150 million per year), subject to a maximum reduction of 10% based on performance metrics. Under the EnhancedView SLA, when GeoEye-2 becomes operational, which we currently expect will occur in 2013, payments under the award will increase by an additional $15.3 million per month ($183.6 million per year). The term of the EnhancedView SLA is one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational.

As part of the EnhancedView Agreement, the NGA has agreed to contribute up to $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is delivered to integration and test; and the second payment, and balance of the cost share, when the GeoEye-2 satellite becomes operational.

The award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA. This award component includes funding for the design and procurement of additional infrastructure to support government operations.

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $12.3 million of imagery revenue under the EnhancedView SLA during the three and nine months ended September 30, 2010, respectively.

(4)	Investments

As of September 30, 2010, short-term investments consisted of the following (in thousands):

	Amortized	Gross Unrecognized		Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Variable-rate demand notes	10,000	—	—	10,000
Held-to-maturity securities:
Commercial paper	19,940	—	(1)	19,939
Corporate bonds	5,219	6	—	5,225
Agency notes	5,000	1	—	5,001
Certificates of deposit	10,000	—	—	10,000

Total short-term investments	50,159	7	(1)	50,165

As of September 30, 2010, there were no other-than-temporary impairments of the Company’s investments.

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30,
	2010	December 31, 2009

Land and buildings	$7,285	$7,239
Furniture, computers and equipment	39,833	31,970
Leasehold improvements	3,428	3,342
Vehicles and airplanes	2,228	2,096
Accumulated depreciation	(26,916)	(20,419)

Subtotal	25,858	24,228
Property, plant and equipment in process	3,033	1,153

Property, plant and equipment, net	$28,891	$25,381

We record property, plant and equipment at cost. We also capitalize certain internal and external costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized, while routine maintenance of existing software is charged to expense as incurred. Depreciation expense related to property, plant and equipment was $2.3 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $6.7 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively.

(6)	Satellites and Related Ground Systems

Satellites and related ground systems consist of the following (in thousands):

	September 30,
	2010	December 31, 2009

Satellites	$414,158	$416,658
Ground systems	83,728	83,728
Accumulated depreciation	(104,733)	(64,827)

Subtotal	393,153	435,559
Satellites and ground systems in process	210,194	69,476

Satellites and related ground systems, net	$603,347	$505,035

The capitalized costs of the Company’s satellites and related ground systems include internal and external direct labor costs, internally developed software, material and depreciation costs related to assets that support the satellites’ construction and development. The cost of the Company’s satellites and related ground systems also includes capitalized interest incurred during the construction, development and initial in-orbit testing period. The launch insurance premiums, including the period from launch through in-orbit calibration and commissioning, have been capitalized as part of the cost of the satellites and are amortized over the useful life of the satellites.

As of September 30, 2010 and December 31, 2009, we have incurred total capitalized costs of $204.0 million and $66.8 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of September 30, 2010, we carried $250.0 million in-orbit insurance on GeoEye-1, comprised in part of $187.0 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications. Of such coverage, $137.0 million expires December 1, 2010; and $50.0 million expires September 6, 2011. We also carry $63.0 million of insurance in the event of a total loss of the satellite, which expires December 1, 2010. The IKONOS satellite is insured for $20.0 million of in-orbit coverage, which expires on December 1, 2010.

Total satellite and related ground systems depreciation expense was $13.4 million and $13.6 million for the three months ended September 30, 2010 and 2009, respectively, and $39.9 million and $33.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(7)	Income Taxes

The Company’s effective tax rate was 39.5% and 37.0% before discrete items for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense was $8.0 million and $6.5 million including discrete items for the three months ended September 30, 2010 and 2009, respectively. Income tax expense was $21.5 million and $10.1 million including discrete items for the nine months ended September 30, 2010 and 2009, respectively. The Company’s effective tax rate exclusive of discrete items differs from the federal tax rate due to state and local income taxes, the recording of unrecognized tax benefits, adjustments to our recorded valuation allowance and permanent book/tax difference items.

The impact of the Preferred Stock issuance (see Note 9) relating to the fair value adjustment of the Preferred Stock Commitment of approximately $26.6 million is not deductible for tax purposes and contributes to an overall effective tax rate of 76.6% for the nine months ended September 30, 2010.

(8)	Long-Term Debt

On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625% Senior Secured Notes due October 1, 2015, or the 2015 Notes. Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may redeem, on one or more occasions, all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014, and thereafter. Proceeds from the sale of the 2015 Notes were used in part to redeem all of our Senior Secured Floating Rate Notes due 2012, or the 2012 Notes.

In August 2010, the Company completed the exchange of $400.0 million aggregate principal amount of its 2015 Notes, for notes that have been registered under the Securities Act of 1933, or the Securities Act, as amended. The terms of the registered notes are the same as the terms of the original notes, except that they are now registered under the Securities Act. The transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes.

The 2015 Notes issued by the Company are unconditionally guaranteed jointly and severally, on a senior secured first-priority basis, by all existing and future domestic restricted subsidiaries of the Company, or the Guarantor Subsidiaries. The 2015 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors. Except for a minor investment in a foreign subsidiary, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its Guarantor Subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly-owned subsidiaries.

See Note 15, Subsequent Event, for further description of our long-term debt.

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest expense	$10,647	$8,695	$31,906	$26,098
Capitalized interest	(4,806)	—	(9,980)	(2,919)
Interest income	(122)	(36)	(212)	(340)

Total interest expense, net	$5,719	$8,659	$21,714	$22,839

Interest expense, net, primarily includes interest expense on our 2015 Notes as well as interest on our previously redeemed 2012 Notes for the three and nine months ended September 30, 2010 and 2009, respectively. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

(9)	Convertible Preferred Stock

On March 4, 2010, the Company entered into a binding commitment with Cerberus Capital Management, L.P. to purchase preferred stock and provide debt financing, the proceeds of which were to be used for development and launch of GeoEye-2. Subsequently, on March 22, 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus. This additional financing related to the development and launch of GeoEye-2 was necessary, because the original proposal for EnhancedView required that, upon a successful contract award, the Company would need to provide a letter of credit for the full amount of any potential cost share award for the development of GeoEye-2 that would be received from the NGA for a period of up to three years after the NGA’s certification of the satellite’s imagery. Under the Stock Purchase Agreement, Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions including a successful contract award requiring a letter of credit, up to 115,000 shares of a newly issued series of convertible preferred stock of the Company, having an initial liquidation preference of $1,000 per share. If the Company received a contract award without the letter of credit requirement, the Company would no longer be obligated to issue 115,000 shares of Preferred Stock to Cerberus, but Cerberus would have the option to purchase 80,000 shares of the Preferred Stock. Under the terms of the Note Purchase Agreement, at the Company’s option, and assuming a letter of credit requirement, Cerberus also agreed to provide the Company with debt financing of $100.0 million, contingent upon the Company receiving an award from the NGA with a letter of credit requirement. This letter of credit requirement was subsequently eliminated.

The Company was awarded the EnhancedView contract without the letter of credit requirement, thus the debt financing of $100.0 million was not issued and the Notes Purchase Agreement expired. During the first quarter of 2010, the Company had paid a non-refundable commitment fee of 2%, or $2.0 million, of the face value of the Cerberus debt financing, and incurred other costs related to the debt financing. These costs incurred with respect to the Note Purchase Agreement were written off at the time of the contract expiration. Therefore, total unamortized prepaid financing costs of $6.4 million, including the non-refundable commitment fee, were expensed in the third quarter of 2010.

The Preferred Stock Commitment represented an arm’s length exchange of value between the Company and Cerberus that contained multiple elements. The Preferred Stock Commitment was comprised of a Contingent Forward Sale of 115,000 shares of Preferred Stock, a Contingent Written Call option on 80,000 shares of Preferred Stock and a $2.3 million contingent fee payment by the Company. All elements of the Preferred Stock Commitment were executed together in contemplation of each other as a single unit of account with three distinct mutually exclusive settlement alternatives and represented an obligation of the Company to issue shares of Preferred Stock that were redeemable for cash by the Company upon conditional events that were outside of the Company’s control.

We determined that this financial instrument, not in the form of a share, contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the preferred stock on September 22, 2010.

On September 22, 2010, we consummated the preferred stock issuance pursuant to the Stock Purchase Agreement with Cerberus. Pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter of credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.

The Preferred Stock is convertible on issuance, at the option of the holders. The liquidation value of $1,000 per preferred share, and the conversion rate of $29.76 per common share, allow the Preferred Stock to be initially convertible into 2.7 million shares of common stock of the Company. The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11% as of September 30, 2010.

On or after September 22, 2016, and, subject to the right of the holder to first convert into common stock of the Company, the Company may at its option redeem the Preferred Stock, in whole or in part, provided the weighted average trading price for the common stock of the Company is equal to or greater than $52.08 for a period of 30 or more consecutive trading days immediately preceding the call for redemption, and the common stock underlying the Preferred Stock is registered on an effective registration statement.

The holders of the Preferred Stock are entitled to receive cumulative dividends payable quarterly at the rate of 5% per annum of the liquidation preference of $1,000 per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when, as and if declared by the Board of Directors of the Company. Dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 with the first dividend payable on October 1, 2010. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference. The Preferred Stock shall also participate in dividends on common stock, if declared. In the event of a change in control of the Company, the dividends payable to the Preferred Stock holders shall be increased to 15% per annum. The Company declared a dividend on the Preferred Stock on September 30, 2010 and paid $0.1 million on October 1, 2010. The dividend payable as of September 30, 2010 was included under current liabilities as of that date.

The holders of the Preferred Stock will vote with the common stock on an as-converted basis, but no holder of Preferred Stock may vote more than the equivalent of 19.99% of the Company’s outstanding voting securities. As long as Cerberus either (i) owns at least 50% of the Preferred Stock (or common stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 7.5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one director to the Company’s Board of Directors. In addition, as long as Cerberus either (i) owns at least 50% of the Preferred Stock (or common stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 5% of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one observer to attend all meetings of the Company’s Board of Directors. On October 27, 2010, a Cerberus representative was appointed to the Company’s Board of Directors.

In the event of a change in control of the Company, the holders of Preferred Stock will have the option to exchange their Preferred Stock and receive either (i) the amount and form of consideration that would have been received had such Preferred Stock been converted to common stock immediately prior to consummation of such transaction or (ii) cash in an amount equal to 115.0% of the then-applicable liquidation preference of such Preferred Stock, plus any declared but unpaid dividends. Until the redemption price is paid in full, the conversion amount submitted for redemption may be converted, in whole or in part, by the holder into shares of common stock of the Company.

The Preferred Stock will rank senior upon liquidation to any other series of capital stock or other equity securities of the Company. In the event of a liquidation event, the holders of the Preferred Stock shall be entitled to receive, in cash, an amount per preferred share equal to the liquidation preference amount of $1,000 per share plus accrued dividends. This shall be paid out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders, before any amount shall be paid to the holders of capital stock of the Company.

Until converted by the holders of the Preferred Stock or redeemed by the Company, the Preferred Stock shall be recorded within the permanent equity section of the consolidated balance sheet of the Company as all the redemption conditions are solely within the control of the Company. On September 22, 2010, the Preferred Stock Commitment was valued at $26.6 million and the change in the value from June 30, 2010, of $16.0 million was recorded as a non-operating expense in the third quarter 2010. The fair value of the Preferred Stock Commitment on that date of $26.6 million was then transferred to additional paid-in capital and included in the basis of the Preferred Stock.

(10)	Fair Value Measurements

The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. There are three levels of inputs that may be used to measure fair value:

Level 1:  quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:  observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3:  unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The Company records debt at cost, net of debt discount and issuance costs.

At September 30, 2010, financial assets and liabilities that were required to be measured for disclosure purposes at fair value on a recurring basis consisted of cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt.

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Available-for-sale securities	10,000	10,000	—	—
Senior Secured Notes (due 2015)	382,492	438,000	380,594	411,500
Senior Secured Floating Notes (due 2012)	—	—	500	500

As of September 30, 2010, our financial assets that are required to be measured for disclosure purposes at fair value are our short-term investments in variable-rate demand notes. We classified these securities as Level 2 instruments due to the usage of quoted market prices and observable market data.

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

(11)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,
	2010	December 31, 2009

Accounts payable and accrued expenses	$11,577	$14,196
Accrued payroll	10,285	10,077
Accrued expenses — subcontractors	294	1,023
Accrued interest payable	19,250	8,701
Dividends payable	99	—

Total accounts payable and accrued expenses	$41,505	$33,997

(12)	Stockholders’ Equity

Earnings per Share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding and other dilutive securities. Securities which contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and diluted EPS pursuant to the two-class method. We determined our preferred stock is a participating security.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator for basic and diluted earnings (loss) per share:
Net (loss) income	$(6,376)	$12,527	$6,547	$20,342
Preferred stock dividends	(99)	—	(99)	—

	$(6,475)	$12,527	$6,448	$20,342
Income allocated to participating securities(1)	—	—	(27)	—

Net (loss) income available to common stockholders	$(6,475)	$12,527	$6,421	$20,342

Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per share	21,792	18,617	21,544	18,544
Dilutive effect of:
Warrants	—	1,841	152	1,732
Stock options, deferred stock units, employee stock purchase plan shares and non-vested stock	—	188	286	215

Weighted average shares outstanding and dilutive securities used to compute diluted earnings (loss) per share	21,792	20,646	21,982	20,491

(1)	For the three months ended September 30, 2010, participating securities were not included in the calculations of (loss) earnings per share, as we were in a loss position and their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, we did not have any participating securities.

For the three months ended September 30, 2010, 2.7 million potential common shares from the conversion of preferred stock and 0.4 million stock options, deferred stock units, employee stock purchase plan shares and non-vested stock were not included in the calculation of diluted EPS as we were in a loss position and their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010, 2.7 million potential common shares from the conversion of preferred stock and 0.3 million stock options were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, 0.1 million and 0.2 million stock options, respectively, were excluded from the computation of dilutive EPS as the exercise price exceeded the average market price during the period.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2010, consisted of the following (in thousands):

Balance at January 1, 2010	$279,955
Net income for the nine months ended September 30, 2010	6,547
Warrant exercises	18,323
Issuance of common stock	1,195
Surrender of common stock to cover employees’ tax liability	(42)
Foreign currency translation adjustment	(39)
Stock-based compensation	4,685
Issuance of preferred stock	104,560
Preferred stock dividends	(99)

Balance at September 30, 2010	$415,085

During 2010, we granted a total of 0.3 million shares of non-vested stock which vest over three- to four-year periods and 0.3 million stock options which vest over a four-year period. In addition, we granted 0.1 million restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. These restricted stock units have both performance and service requirements that vest over a two-year period and are subject to a three-year restriction on the sale or transfer of the shares.

In June 2010, the stockholders approved the 2010 Omnibus Incentive Plan, or the 2010 Plan, which provides for the granting of a maximum of 1.45 million additional shares of the Company’s Common Stock to participants under the 2010 Plan.

Comprehensive (Loss) Income

For the three and nine months ended September 30, 2010 and 2009, there were no material differences between net (loss) income as reported and comprehensive (loss) income.

Warrants

There were no outstanding warrants as of September 30, 2010. Of the outstanding warrants as of December 31, 2009, 1.8 million were exercised for shares of the Company’s Common Stock at $10 per share through March 25, 2010. The remaining warrants, which were immaterial, expired unexercised on March 25, 2010.

(13)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery-processing services and imagery information products and services to customers around the world.

For the three months ended September 30, 2010 and 2009, GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $55.2 million and $53.6 million, representing 64% and 67% of total revenues, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized revenue of $164.9 million and $129.7 million under its contract with the U.S. government, representing

67% and 66% of total revenues, respectively. GeoEye had no other customers for whom revenues exceeded 10% of total revenues during the three or nine months ended September 30, 2010 or 2009.

The Company has two product lines, which are: (a) Imagery, including the NextView cost share, and (b) Production and Other Services.

Total revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Imagery	$66,696	$62,092	$187,426	$150,776
NextView cost share	6,038	6,038	18,114	15,023
Production and other services	13,718	11,811	42,262	32,054

Total revenues	$86,452	$79,941	$247,802	$197,853

Total domestic and international revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Domestic	$62,523	$57,919	$184,409	$139,276
International	23,929	22,022	63,393	58,577

Total revenues	$86,452	$79,941	$247,802	$197,853

Our property, plant and equipment and ground systems are held domestically.

(14)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010:

	Payments Due by Year
	Less than	1 to 2	2 to 3	3 to 4	4 to 5
Contractual Obligations	1 Year	Years	Years	Years	Years	Thereafter	Total
	(In thousands)

Long-term debt obligations	$—	$—	$—	$—	$—	$400,000	$400,000
Operating lease obligations	2,107	2,582	2,430	2,559	2,406	18,376	30,460
Interest expense on long-term debt(1)	38,500	38,500	38,500	38,500	38,500	19,250	211,750
Purchased obligations(2)	42,066	83,874	27,920	—	—	—	153,860

Total contractual obligations	$82,673	$124,956	$68,850	$41,059	$40,906	$437,626	$796,070

(1)	Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625%.

(2)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of September 30, 2010, purchase obligations include ground systems, communication services and EnhancedView-related commitments.

In addition to the above, the Company has entered into commitments subsequent to September 30, 2010, totaling up to $278.2 million, primarily in purchase obligations, which expire in 2012 and 2013. Also, subsequent to September 30, 2010, the Company closed a debt offering of $125.0 million in aggregate principal of 8.625% Senior Secured Notes due October 1, 2016, or the 2016 Notes. Interest payments on the new $125.0 million commitment will be made semi-annually in arrears on April 1 and October 1 of each year (see Note 15).

Operating Leases

The Company has commitments for operating leases primarily relating to equipment and office and operating facilities. We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to twelve years. Total rental expense under operating leases for the three and nine months ended September 30, 2010 was approximately $0.9 and $2.0 million, respectively, and the total rental expense under operating leases for the three and nine months ended September 30, 2009, was approximately $0.5 and $1.6 million, respectively. In August 2010, we entered into a twelve-year lease agreement for a total commitment of $26.6 million for office space to relocate our corporate headquarters in Virginia.

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

(15)	Subsequent Event

On October 8, 2010, the Company closed a debt offering of $125.0 million in aggregate principal of 8.625% Senior Secured Notes due October 1, 2016, or the 2016 Notes. Interest payments on the new $125.0 million commitment will be made semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2016 Notes at 104.313% of principal for the subsequent 12-month period, at 102.156% of principal on October 1, 2014 for the subsequent 12-month period and at 100% of principal on October 1, 2015, and thereafter.

The net proceeds of the 2016 Notes offering are being used for general corporate purposes, which may include working capital, future production and services expansion, contingent capital expenditures and other strategic opportunities.

The 2016 Notes are unconditionally guaranteed, jointly and severally, on a secured second-priority basis, by all existing and future domestic restricted subsidiaries of the Company. The 2016 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

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

Overview

GeoEye is a leading commercial provider of high-accuracy, high-resolution Earth imagery, as well as a provider of image processing services and imagery information services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate three Earth-imaging satellites, GeoEye-1, IKONOS and Orbview-2, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four state of the art high-resolution image processing and production facilities. Our St. Louis facility processes imagery from numerous commercial and government sensors, in addition to our own, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze geospatial information and monitor and map areas of interest to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We own one of the largest commercial color digital satellite imagery libraries in the world, which contains more than 483 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities, especially our multi-source production capability, and our color digital imagery library differentiate us from our competitors. This enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Our principal sources of revenue are derived from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground system and processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. We have recently initiated information services pursuant to which we derive revenue from hosting information for customers and delivering it through Web services.

Revenues are generally recognized upon delivery of products or services. Revenues from the NGA cost share amounts received under our NextView contract used for the construction of the GeoEye-1 satellite are recognized on a straight-line basis over the expected nine-year operational life of the satellite, which started commercial operations in February 2009. Our operating expenses principally include direct costs of revenue (principally labor and overhead, subcontractor and other direct costs, and satellite insurance); depreciation and amortization, principally relating to our satellites; and selling, general and administrative expenses, which include costs associated with administrative and general management functions, and costs from marketing, advertising, promotion and other selling expenses. Our expenses also include interest expense on our 2015 Notes. We capitalize interest incurred during satellite and ground system construction and development and in-orbit commissioning and the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1. Following launch and in-orbit commissioning, insurance premium amounts are charged to expense ratably over the related policy periods. We are currently in the process of construction of the GeoEye-2 satellite, which includes the receipt of cost share amounts from the NGA under the EnhancedView contract upon expected completion of certain milestones in 2012 and 2013.

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

GeoStereo.  Our GeoStereo product uses at least two images of the same location at different angles to provide our customers with a three-dimensional image of a given location. GeoStereo provides the base images that are used for three-dimensional feature recognition and extraction. These GeoStereo products support a wide range of imagery applications such as digital elevation model creation, building height extraction, spatial layers and three-dimensional feature extraction.

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

Production Services

Images and image products generated by our production service operations are purchased by both U.S. government agencies and commercial customers. Production services typically entail the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and imagery products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways and buildings) for our customers’ database development.

Our production services, which are designed to increase the accuracy and precision of satellite and aerial imagery, include the following production processes:

•	Georectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

•	Tonal Correction. This is the scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

•	Image Mosaicking. This is the process of merging or stitching multiple satellite images together. Since images are taken at different look angles, elevations, weather, times and season, etc., they do not match each other tonally or in exact location to the ground. Prior to mosaicking, images are tonally corrected as much as possible. They are also block adjusted — the images are shifted in relation to each other and to ground truth to improve accuracy. The result is a group of images that will match each other in location and color, so they can be stitched together to create a mosaic. The result is one composite image, which is as seamless as possible.

•	Orthorectification. This is the process of accurately registering imagery to ground coordinates and geometrically correcting it for Earth elevation differences at the image location. For example, orthorectification is used to make buildings and objects in an image appear to be standing straight instead of leaning. After processing, the image can be used for a variety of mapping applications, including land use and land-cover classification, terrain analysis, natural resource mapping, backdrops for maps, temporal-change analysis, multi-image fusion, and others.

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

Information Services

We also provide imagery information services, which combine our imagery with real-time, third-party data to create a sophisticated and customized information product for our customers. During the second quarter, we launched our information services business in an effort to give our customers global on-demand access to imagery and related information products over the Web. This new Web services platform, which we call EyeQ, provides the core infrastructure for this new service and our new geospatial information services business. EyeQ commenced operations in April 2010.

EyeQ delivers imagery and other location-based information through annual subscriptions and user licenses. EyeQ offers a Web interface with tools that function as our customers’ data center. EyeQ serves up imagery and other standards-based content throughout the customers’ data network and out to their customers and partners.

With EyeQ, our customers have access to secure, timely and accurate location information delivered into their business environment. EyeQ is user friendly and is available twenty-four hours a day and seven days a week. EyeQ serves our goal of simplifying access to and delivery of imagery and location information.

Impact of Significant Transactions

GeoEye-2 Satellite and EnhancedView Program

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense.

The award includes the following components:

•	$2.8 billion for commercial satellite imagery purchases under the EnhancedView SLA over the next ten years, with an initial one-year term and nine one-year options to renew, as follows:

•	An extension of the NGA’s current ability to purchase commercial imagery from the Company’s existing satellite constellation under a Service Level Agreement for $12.5 million per month ($150.0 million per year).

•	An additional award to purchase commercial imagery, when GeoEye-2 becomes operational in 2013, for approximately $15.3 million per month ($183.6 million per year) for seven years.

•	Up to $337.0 million cost share for the development and launch of GeoEye-2. The cost share is anticipated to be funded at approximately $111.0 million in 2012 and approximately $226.0 million in 2013, when the GeoEye-2 satellite becomes fully operational.

•	Up to $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA. This award component includes funding for the design and procurement of additional infrastructure to support government operations.

This program replaced the NextView program, which the NGA extended through August 2010. GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010.

In preparation for meeting the U.S. government’s need and given the long lead time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007, pursuant to which ITT Corporation commenced work on the advanced camera for our GeoEye-2 satellite. ITT Corporation’s work has been used to accelerate the deployment of GeoEye-2 so that it could become operational in 2013. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite and has subsequently signed a launch agreement with Lockheed Martin Commercial Launch Services. As of September 30, 2010, we have incurred total capitalized costs of $204.0 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

Preferred Stock

On March 4, 2010, the Company entered into a binding commitment with Cerberus Capital Management, L.P. to purchase preferred stock and provide debt financing, the proceeds of which were to be used for development and launch of GeoEye-2. Subsequently, on March 22, 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus. This additional financing related to the development and launch of GeoEye-2 was necessary, because the original proposal for EnhancedView required that, upon a successful contract award, the Company would need to provide a letter of credit for the full amount of any potential cost share award for the development of GeoEye-2 that would be received from the NGA for a period of up to three years after the NGA’s certification of the satellite’s imagery. Under the Stock Purchase Agreement, Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions including a successful contract award requiring a letter of credit, up to 115,000 shares of a newly issued series of convertible preferred stock of the Company, having an initial liquidation preference of $1,000 per share. If the Company received a contract award without the letter of credit requirement, the Company would no longer be obligated to issue 115,000 shares of Preferred Stock to Cerberus, but Cerberus would have the option to purchase 80,000 shares of Series A Convertible Preferred Stock, or the Preferred Stock. Under the terms of the Note Purchase Agreement, at the Company’s option, and assuming a letter of credit requirement, Cerberus also agreed to provide the Company with debt financing of $100.0 million, contingent upon the Company receiving an award from the NGA with a letter of credit requirement. This letter of credit requirement was subsequently eliminated.

On September 22, 2010, we consummated a preferred stock issuance pursuant to the Stock Purchase Agreement with Cerberus. Pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter of credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share, resulting in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.

The issuance of 80,000 shares of Preferred Stock to Cerberus represents an ownership interest, assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11% as of September 30, 2010.

The Preferred Stock will be entitled to receive a dividend at an annual rate of 5%, payable in kind, in cash or securities, at the Company’s option. The Preferred Stock will have a conversion price of $29.76 per share, subject to adjustment and customary anti-dilution adjustments. Holders of the Preferred Stock will vote with the Company’s common stock on an as-converted basis. However, Cerberus is not permitted to vote with Preferred Stock to the extent it would result in Cerberus voting more than an equivalent of 19.99% of the Company’s outstanding voting securities.

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

GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. GeoEye-1 is currently the world’s highest-resolution and highest-accuracy commercial imagery satellite and offers both black-and-white and color imagery. The GeoEye-1 satellite was constructed as part of our participation in the NextView program. We achieved deployment of GeoEye-1 for less than the maximum cost specified in our NextView contract with the NGA.

Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and ground systems were $478.3 million. Under the NextView contract, the NGA agreed to support the project with a cost share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. In March 2009, the NGA paid us the final installment of its cost share obligation. We recognize this as revenue on a straight-line basis over the expected nine-year operational life of the satellite. During the three and nine months ended September 30, 2010, we recognized $6.0 million and $18.1 million of cost share revenue under the NextView contract.

On December 9, 2008, we entered into the NextView SLA with the NGA, under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA, giving it the option to extend the term of the SLA beyond March 31, 2010. The SLA was extended through August 31, 2010. The NextView SLA provided for monthly payments of $12.5 million, subject to a maximum reduction of 10% based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. On August 6, 2010, the NGA awarded us a new contract under the EnhancedView program, which includes monthly payments under the EnhancedView SLA on terms similar to the NextView SLA. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. During the three and nine months ended September 30, 2010, we recognized $25.0 million and $99.6 million of revenue under the NextView SLA. During the three and nine months ended September 30, 2010, we recognized $12.3 million of revenue under the EnhancedView SLA.

In addition to the SLA contract for NextView and EnhancedView, we received new U.S. government awards during the nine months ended September 30, 2010, totaling more than $32.5 million to supply geospatial products and services. Under these awards, which are expected to be completed during 2011, we will provide the NGA with a significant amount of value-added, imagery-based geospatial-intelligence products. We began delivering imagery to the NGA under the new awards in the third quarter of 2010 and recognized $5.1 million of imagery revenue during the three and nine months ended September 30, 2010.

In December 2009, we announced that our engineers detected an irregularity in the equipment that GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is able to downlink imagery to GeoEye’s and customer ground stations when not collecting images.

In May 2009, we announced that our engineers detected an anomaly with GeoEye-1 affecting the collection of color imagery by a narrow band of pixels within an image. As a result, we modified our operations and currently collect, produce and deliver color imagery to customers that is unaffected by the anomaly. Subsequently, an adjacent band of pixels experienced the same anomaly. GeoEye-1 imagery collection, production and delivery to customers is unaffected by this second occurrence because of the previous operational modifications implemented by the Company, and the pixel bands affected by the anomaly continue to collect panchromatic (black-and-white) images normally. While we have designed modifications that we believe would significantly reduce or eliminate the effects to the Company of these types of failures, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications that may have a material adverse effect on our imagery collection operations, and also could materially affect our financial condition and results from operations.

Results of Operations

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months Ended						For the Nine Months Ended
	September 30,				Change		September 30,				Change Between
	2010		2009		Between 2010		2010		2009		2010
		% of		% of	and 2009			% of		% of	and 2009
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Revenues	$86,452	100.0%	$79,941	100.0%	$6,511	8.1%	$247,802	100.0%	$197,853	100.0%	$49,949	25.2%
Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	26,722	30.9	23,836	29.8	2,886	12.1	77,905	31.4	70,235	35.5	7,670	10.9
Depreciation and amortization	16,363	18.9	16,347	20.4	16	0.1	48,585	19.6	40,743	20.6	7,842	19.2
Selling, general and administrative	14,219	16.4	12,042	15.1	2,177	18.1	41,384	16.7	33,594	17.0	7,790	23.2

Total operating expenses	57,304	66.3	52,225	65.3	5,079	9.7	167,874	67.7	144,572	73.1	23,302	16.1

Income from operations	29,148	33.7	27,716	34.7	1,432	5.2	79,928	32.3	53,281	26.9	26,647	50.0

Interest expense, net	(5,719)	(6.6)	(8,659)	(10.8)	2,940	34.0	(21,714)	(8.8)	(22,839)	(11.5)	1,125	4.9
Other non-operating expense	(16,047)	(18.6)	—	—	(16,047)	(100.0)	(24,466)	(9.9)	—	—	(24,466)	(100.0)
Gain from sale of investment	700	0.8	—	—	700	100.0	700	0.3	—	—	700	100.0
Loss from early extinguishment of debt	—	—	—	—	—	—	(37)	(0.0)	—	—	(37)	(100.0)
Write-off of prepaid financing costs	(6,412)	(7.4)	—	—	(6,412)	(100.0)	(6,412)	(2.6)	—	—	(6,412)	(100.0)

Income before provision for income taxes	1,670	1.9	19,057	23.8	(17,387)	(91.2)	27,999	11.3	30,442	15.4	(2,443)	(8.0)

Provision for income taxes	(8,046)	(9.3)	(6,530)	(8.2)	(1,516)	(23.2)	(21,452)	(8.7)	(10,100)	(5.1)	(11,352)	(112.4)

Net (loss) income	(6,376)	(7.4)	12,527	15.7	(18,903)	(150.9)	6,547	2.6	20,342	10.3	(13,795)	(67.8)

Preferred stock dividends	(99)	(0.1)	—	—	(99)	(100.0)	(99)	(0.0)	—	—	(99)	(100.0)

	(6,475)	(7.5)	12,527	15.7	(19,002)	(151.7)	6,448	2.6	20,342	10.3	(13,894)	(68.3)

Income allocated to participating securities	—	—	—	—	—	—	(27)	(0.0)	—	—	(27)	(100.0)

Net (loss) income available to common stockholders	$(6,475)	(7.5)	$12,527	15.7	$(19,002)	(151.7)	$6,421	2.6	$20,342	10.3	$(13,921)	(68.4)

Revenues

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,
	2010		2009		Change Between 2010		2010		2009		Change Between 2010
		% of		% of	and 2009			% of		% of	and 2009
Revenues	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Imagery	$66,696	77.1%	$62,092	77.7%	$4,604	7.4%	$187,426	75.6%	$150,776	76.2%	$36,650	24.3%
NextView cost share	6,038	7.0	6,038	7.6	—	—	18,114	7.3	15,023	7.6	3,091	20.6
Production and other services	13,718	15.9	11,811	14.8	1,907	16.1	42,262	17.1	32,054	16.2	10,208	31.8

Total revenues	$86,452	100.0	$79,941	100.0	$6,511	8.1	$247,802	100.0	$197,853	100.0	$49,949	25.2

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost share revenues include the recognition of deferred revenue related to the cost share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, as well as our digital aerial imagery service and the SeaStar Fisheries information service.

Imagery revenues increased during the three months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in deliveries to domestic commercial customers as well as revenue related to the delivery of a customer imagery system upgrade in the third quarter of 2010. Imagery revenues increased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the increased level of deliveries to the NGA and other regional affiliate and domestic commercial customers using GeoEye-1 for the full nine months of 2010, as compared to seven-and-a-half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009.

Production and other services revenues increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in our value-added production services resulting from higher customer demand and system process improvements and enhancements.

Total domestic and international revenues were as follows:

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,				Change
	2010		2009		Change Between 2010		2010		2009		Between 2010
		% of		% of	and 2009			% of		% of	and 2009
	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Domestic	$62,523	72.3%	$57,919	72.5%	$4,604	7.9%	$184,409	74.4%	$139,276	70.4%	$45,133	32.4%
International	23,929	27.7	22,022	27.5	1,907	8.7	63,393	25.6	58,577	29.6	4,816	8.2

Total revenues	$86,452	100.0	$79,941	100.0	$6,511	8.1	$247,802	100.0	$197,853	100.0	$49,949	25.2

Domestic revenues include those from the SLA, recognition of deferred revenue related to the NextView cost share payments from the NGA, commercial imagery sales and sales of value-added products and services. Domestic revenues increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to the substantial increase in imagery provided by GeoEye-1 under the NextView and EnhancedView SLA agreements and an increase in deliveries to commercial customers in 2010. Additionally, there was an increase in production services due to higher customer demand and system process improvements and enhancements.

International revenues include those from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers and commercial imagery sales. International revenues increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to revenue related to the delivery of a customer imagery system upgrade in the third quarter of 2010 and an increase in deliveries to regional affiliate customers and other international resellers offset by a decrease related to one-time projects and contracts in 2009 not continued in 2010.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,				Change
	2010		2009		Change Between 2010		2010		2009		Between 2010
		% of		% of	and 2009			% of		% of	and 2009
Direct Costs of Revenue	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Labor and overhead	$14,022	16.2%	$14,190	17.8%	$(168)	(1.2)%	$39,397	15.9%	$36,582	18.5%	$2,815	7.7%
Subcontractor	6,717	7.8	6,491	8.1	226	3.5	22,375	9.0	19,764	10.0	2,611	13.2
Other direct costs	4,443	5.1	2,364	3.0	2,079	87.9	11,494	4.6	7,244	3.7	4,250	58.7
Satellite insurance	1,540	1.8	791	1.0	749	94.7	4,639	1.9	6,645	3.4	(2,006)	(30.2)

Total direct costs of revenue	$26,722	30.9	$23,836	29.8	$2,886	12.1	$77,905	31.4	$70,235	35.5	$7,670	10.9

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

Labor and overhead costs increased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the increased production costs associated with the increase in our value-added production services resulting from higher customer demand and system process improvements and enhancements.

Subcontractor expenses increased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to 2010 costs incurred related to the GeoEye-1 satellite irregularity that occurred in the end of 2009. Satellite insurance decreased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the reduction in insurance premiums in 2010. We are currently in the process of renewing the coverage on our satellite insurance policies.

Other direct costs of revenue increased during the three months and nine months ended September 30, 2010, compared to the same periods in 2009. This was primarily due to costs related to the delivery of imagery system upgrades sold in the second and third quarters of 2010 and the recognition of the costs of ground system upgrades that are being recognized over the combined delivery term of the service in 2010.

Depreciation and Amortization

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change
	2010		2009		2010 and		2010		2009		Between 2010
Depreciation and		% of		% of	2009			% of		% of	and 2009
Amortization	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Depreciation	$15,702	18.2%	$15,687	19.6%	$15	0.1%	$46,603	18.8%	$38,754	19.6%	$7,849	20.3%
Amortization	661	0.8	660	0.8	1	0.2	1,982	0.8	1,989	1.0	(7)	(0.4)

Total depreciation and amortization	$16,363	18.9	$16,347	20.4	$16	0.1	$48,585	19.6	$40,743	20.6	$7,842	19.2

Depreciation increased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a full nine months of depreciation of GeoEye-1 in 2010, compared to seven-and-a-half months of depreciation in 2009 as a result of commencement of operations of the GeoEye-1 satellite in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisitions of MJ Harden Associates Inc., or MJ Harden, and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,				Change
	2010		2009		Change Between 2010		2010		2009		Between 2010
Selling, General and Administrative		% of		% of	and 2009			% of		% of	and 2009
Expenses	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Payroll, commissions, and related costs	$6,220	7.2%	$6,160	7.7%	$60	1.0%	$18,898	7.6%	$16,032	8.1%	$2,866	17.9%
Stock-based compensation	1,416	1.6	420	0.5	996	237.1	3,650	1.5	1,305	0.7	2,345	179.7
Professional fees	2,736	3.2	3,028	3.8	(292)	(9.6)	7,940	3.2	10,074	5.1	(2,134)	(21.2)
Research and development	496	0.6	623	0.8	(127)	(20.4)	1,279	0.5	655	0.3	624	95.3
Other	3,351	3.9	1,811	2.3	1,540	85.0	9,617	3.9	5,528	2.8	4,089	74.0

Total selling, general and administrative expenses	$14,219	16.4	$12,042	15.1	$2,177	18.1	$41,384	16.7	$33,594	17.0	$7,790	23.2

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses.

Total selling, general and administrative expenses increased in the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily as a result of an increase in stock-based compensation and bonus expense as well as headcount growth and an increase from our bid and proposal efforts in 2010 related to new business development, mainly for the EnhancedView Program.

Interest Expense, Net

The composition of interest expense, net, was as follows:

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,				Change Between
	2010		2009		Change Between 2010		2010		2009		2010
		% of		% of	and 2009			% of		% of	and 2009
Interest Expense, Net	Amount	Revenue	Amount	Revenue	Amount	%	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands, except percentages)						(In thousands, except percentages)

Interest expense	$10,647	12.3%	$8,695	10.9%	$1,952	22.4%	$31,906	12.9%	$26,098	13.2%	$5,808	22.3%
Capitalized interest	(4,806)	(5.6)	—	—	(4,806)	(100.0)	(9,980)	(4.0)	(2,919)	(1.5)	(7,061)	(241.9)
Interest income	(122)	(0.1)	(36)	(0.0)	(86)	(238.9)	(212)	(0.1)	(340)	(0.2)	128	37.6

Total interest expense, net	$5,719	6.6	$8,659	10.8	$(2,940)	(34.0)	$21,714	8.8	$22,839	11.5	$(1,125)	(4.9)

Interest expense, net, primarily includes interest expense on our 2015 Notes as well as the interest on our previously redeemed 2012 Notes for the three and nine months ended September 30, 2010 and 2009, respectively. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

Interest expense increased during the three months and nine months ended September 30, 2010, compared to the comparable periods in 2009, primarily due to the increase in our long-term debt balance in 2010 as a result of the issuance of the $400.0 million of 2015 Notes as compared to the previous $250.0 million of 2012 Notes, offset by the reduction of our cost of capital from a floating rate of at least 12% related to the 2012 Notes compared to a fixed coupon rate of 9.625% related to the 2015 Notes. The increase in capitalized interest during the three months and nine months ended September 30, 2010, compared to the comparable periods in 2009, was due to increased capitalized interest associated with the increased construction costs of the GeoEye-2 satellite during 2010.

Other Non-Operating Expense

We recorded other non-operating expense of $16.0 million and $24.5 million during the three and nine months ended September 30, 2010, related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Stock Purchase Agreement. The Preferred Stock Commitment fair value was marked to market and reflected as an adjustment to earnings until Cerberus purchased the Preferred Stock on September 22, 2010.

Write-Off of Prepaid Financing Costs

During the third quarter of 2010, we wrote-off unamortized prepaid financing costs of $6.4 million, including a $2.0 million non-refundable commitment fee, related to costs incurred on the debt financing under the Notes Purchase Agreement with Cerberus. In August 2010, the NGA awarded the Company the EnhancedView contract without a letter of credit requirement, and as a result, the debt facility was cancelled and these financing costs were expensed.

Provision for Income Taxes

The effective income tax rate was 39.5% and 37.0% before discrete items for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense was $8.0 million and $6.5 million including discrete items for the three months ended September 30, 2010 and 2009, respectively. Income tax expense was $21.5 million and $10.1 million including discrete items for the nine months ended September 30, 2010 and 2009, respectively. The increase in income tax expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009, is primarily a result of higher pretax income before recognition of the fair value adjustment of the Preferred Stock Commitment (see Note 9) deducted for financial reporting purposes but not deductible for income tax purposes representing a permanent tax difference. The impact of the fair value adjustment of approximately $26.6 million contributes to an overall effective tax rate of 76.6% for the nine months ended September 30, 2010.

Our effective tax rate exclusive of discrete items differs from the federal tax rate due to state and local income taxes, the recording of unrecognized tax benefits, adjustments to our recorded valuation allowance and permanent book/tax difference items.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as an alternative to net income or cash flow from operations determined in accordance with GAAP. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other GAAP measures, such as net earnings, to measure our performance. Our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

A reconciliation of net income to adjusted EBITDA is as follows (in thousands):

						Change
	For the Three Months		Change	For the Nine Months Ended		Between
	Ended September 30,		Between 2010	September 30,		2010 and
	2010	2009	and 2009	2010	2009	2009

Net (loss) income	$(6,376)	$12,527	$(18,903)	$6,547	$20,342	$(13,795)
Adjustments:
Interest expense, net	5,719	8,659	(2,940)	21,714	22,839	(1,125)
Loss from early extinguishment of debt	—	—	—	37	—	37
Write-off of prepaid financing costs	6,412	—	6,412	6,412	—	6,412
Provision for income taxes	8,046	6,530	1,516	21,452	10,100	11,352
Depreciation and amortization	16,363	16,347	16	48,585	40,743	7,842
Non-cash stock-based compensation expense	1,844	466	1,378	4,685	1,495	3,190
Non-cash change in fair value of financial instrument	16,047	—	16,047	24,466	—	24,466
Gain from sale of investment	(700)	—	(700)	(700)	—	(700)

Adjusted EBITDA	$47,355	$44,529	$2,826	$133,198	$95,519	$37,679

Liquidity and Capital Resources

Our principal sources of liquidity are unrestricted cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow from our operations beyond that period is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

As of September 30, 2010, we had cash and cash equivalents of $246.7 million.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $95.0 million and $69.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase of $25.7 million in the nine months ended September 30, 2010, from the same period in 2009, was primarily due to the increase in net income in 2010 excluding the effects of a non-cash charge for a financial instrument and an increase in cash collections on accounts receivable balances year over year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $149.9 million and $57.9 million for the nine months ended September 30, 2010 and 2009, respectively, and was primarily related to capital expenditures and purchases of short-term investments. Capital expenditures increased $87.4 million in the nine months ended September 30, 2010, compared to the same period in 2009. The increase in capital expenditures was primarily attributable to expenditures related to the construction of GeoEye-2 that were incurred in 2010. We estimate that we will spend an additional $100.0 million in building our next Earth-imaging satellite, GeoEye-2, through the end of 2010. We have incurred total capitalized costs of $204.0 million for EnhancedView as of September 30, 2010, primarily consisting of costs for the construction of GeoEye-2.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $92.7 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively, and was primarily related to the issuance of the convertible preferred stock to Cerberus as well as issuances of common stock primarily due to exercise of warrants.

Long-Term Debt

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015, or the 2015 Notes. The net proceeds of the 2015 Notes offering were used to fund the repurchase of the Company’s total outstanding $250.0 million 2012 Notes due July 1, 2012. On July 15, 2010, the Company commenced an exchange offer to fulfill its obligations regarding the registration of the outstanding 2015 Notes. Pursuant to a registration rights agreement entered into by GeoEye in connection with the sale of the 2015 Notes, the Company agreed to file a registration statement with the SEC relating to the exchange offer. On August 17, 2010, GeoEye completed its exchange offer of $400.0 million aggregate principal amount of its 2015 Notes for substantially identical notes, which have been registered under the Securities Act of 1933, as amended.

As of September 30, 2010, our total long-term debt consisted of $400.0 million of 2015 Notes, net of original issue discount of $20.0 million. Under the indenture governing the 2015 Notes, we are prohibited from paying dividends until the principal amount of all such notes has been repaid. At any time on or after October 1, 2013, GeoEye may, on one or more occasions redeem all or part of the 2015 Notes at 104.813% of principal for the subsequent 12-month period and at 100% of principal on October 1, 2014, and thereafter.

The indenture governing our 2015 Notes contains a covenant that restricts our ability to incur additional indebtedness unless, among other things, we can comply with a specified leverage ratio. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of total consolidated debt to adjusted cash EBITDA for the four fiscal quarters ending as of the most recent date for which internal financial statements are available and meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted cash EBITDA is defined as adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA. The 2015 Notes bear interest at the rate of 9.625% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year.

On October 8, 2010, the Company closed a debt offering of $125.0 million in aggregate principal of 8.625% Senior Secured Notes due October 1, 2016, or the 2016 Notes. Interest payments on the 2016 Notes will be made semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may, on one or more occasions redeem all or part of the 2016 Notes at 104.313% of principal for the subsequent 12-month period, at 102.156% of principal on October 1, 2014, for the subsequent 12-month period and at 100% of principal on October 1, 2015 and thereafter.

The net proceeds of the 2016 Notes offering are being used for general corporate purposes, which may include working capital, future production and services expansion, contingent capital expenditures and other strategic opportunities.

The 2016 Notes are unconditionally guaranteed, jointly and severally, on a secured second-priority basis, by all existing and future domestic restricted subsidiaries of the Company. The 2016 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

Funding Sources and Uses

The Preferred Stock Commitment entered into in March 2010 was subject to the Company winning a competitively bid U.S. government EnhancedView program contract award to build a new Earth-imaging satellite and supply imagery to the U.S. government. This commitment was entered into to fulfill a federal government requirement of the original EnhancedView request-for-proposal contract procurement to provide a letter of credit in an amount equal to the U.S. government’s cost share payments to support the development of a new Earth-imaging satellite. This letter of credit requirement was subsequently eliminated.

On September 22, 2010, we consummated the preferred stock issuance pursuant to the Stock Purchase Agreement with Cerberus. Pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter of credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share, resulting in net proceeds to the Company of $78.0 million, after discounts.

We expect to spend approximately $15.0 million on relocating our corporate headquarters in the fourth quarter of 2010, including approximately $10.0 million on preparing the new office space for the relocation and $5.0 million on the information technology infrastructure for the new facility.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

Our committed backlog for the next twelve months was approximately $345.7 million as of September 30, 2010, and approximately $271.4 million as of December 31, 2009. Backlog includes our EnhancedView SLA with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts and value-added products and services.

Our backlog as of September 30, 2010, included approximately $179.4 million of contracts with the U.S. government, including approximately $137.5 million related specifically to the EnhancedView SLA through August 31, 2011. On August 6, 2010, the Company received the EnhancedView award from the NGA. Most of our government contracts are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially and adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in backlog.

In addition, there is $178.2 million of remaining unamortized revenue from the NGA NextView cost share payments made prior to the GeoEye-1 satellite becoming fully operational, of which $24.2 million is expected to be recognized within one year. We have not included this in our backlog, because no specific services will be rendered to recognize the revenue. The balance will be recognized on a straight-line basis over the useful life of the satellite.

Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2010:

	Payments Due by Year
	Less than 1	1 to 2	2 to 3	3 to 4	4 to 5
Contractual Obligations	Year	Years	Years	Years	Years	Thereafter	Total
	(In thousands)

Long-term debt obligations	$—	$—	$—	$—	$—	$400,000	$400,000
Operating lease obligations	2,107	2,582	2,430	2,559	2,406	18,376	30,460
Interest expense on long-term debt(1)	38,500	38,500	38,500	38,500	38,500	19,250	211,750
Purchased obligations(2)	42,066	83,874	27,920	—	—	—	153,860

Total contractual obligations	$82,673	$124,956	$68,850	$41,059	$40,906	$437,626	$796,070

(1)	Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625%.

(2)	Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of September 30, 2010, purchase obligations include ground systems, communication services and EnhancedView-related commitments.

In addition to the above, the Company has entered into commitments subsequent to September 30, 2010, totaling up to approximately $278.2 million, primarily purchase obligations, which expire in 2012 and 2013. Also, subsequent to September 30, 2010, the Company closed a debt offering of $125.0 million in aggregate principal of 8.625% Senior Secured Notes due October 1, 2016, or the 2016 Notes. Interest payments on the new $125.0 million commitment will be made semi-annually in arrears on April 1 and October 1 of each year.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. Substantially all of these leases have lease terms ranging from three to twelve years. Some of our leases have options to renew.

Total rental expense under operating leases for the three and nine months ended September 30, 2010, was approximately $0.9 and $2.0 million, respectively, and the total rental expense under operating leases for the three and nine months ended September 30, 2009, was approximately $0.5 and $1.6 million, respectively.

In August 2010, we entered into a twelve-year lease agreement for a total commitment of $26.6 million for office space to relocate our corporate headquarters in Virginia.

Contingencies

We may, from time to time, be party to various lawsuits, legal proceedings and claims arising in the normal course of business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on our financial results or operations.

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

During the nine months ended September 30, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the addition of our short-term investments policy, as discussed below.

We record our investments in debt securities at amortized cost or fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of debt securities which include commercial paper, corporate bonds, agency notes, variable rate demand notes and certificates of deposit. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale.

We evaluate our investments for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment occurs when the fair value of an investment is below our carrying value, and we determine that difference is not recoverable in the near future. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis.

As of September 30, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. As of December 31, 2009, we had no investments.

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

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair- value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flow during the first nine months of 2010.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act were both signed into law. While the new law may affect our healthcare plan, we currently believe this impact will not be material. We will continue to review the impact of the new healthcare legislation.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt and held-to-maturity short-term investments as of September 30, 2010 are fixed-rate. While changes in interest rates impact the fair value of our debt and held-to-maturity short-term investments, there is no impact to earnings and cash flows, because we intend to hold these investments and carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

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

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars, and the majority of our purchase contracts are denominated in U.S. dollars.

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

b)	Changes in Internal Control over Financial Reporting in our Last Fiscal Quarter

To remediate the material weakness described above and enhance our internal control over financial reporting, we are currently enhancing our control environment and control activities intended to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. During the nine months ended September 30, 2010, we continued remediation initiatives, which are intended to address our material weakness in internal control over financial reporting.

•	Our Director of Tax, a position we created and filled in September 2009, continues to prepare and facilitate all tax related information as required to calculate the tax provision including monitoring the tax depreciation for all fixed assets, capitalized costs and associated valuation, and proper treatment of satellite and research and development expenses. In addition, the Director of Tax ensures that all information is accurately reflected and the permanent and temporary differences and uncertain tax positions are reasonable and supported.

•	As previously disclosed during the first quarter of 2010 we retained a third-party accounting firm to assist the Director of Tax. This firm continues to provide the review and approval of the income tax accounting for compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations.

•	We continue to improve the tax provision process by conducting training for key management personnel to provide insight on current tax law changes and tax regulations as well as to improve communication around significant transactions.

Management believes the measures we have implemented during the nine months ended September 30, 2010, through the date of this filing to remediate the material weakness discussed above, had a positive effect on our internal control over financial reporting since December 31, 2009, and anticipates that these measures and other ongoing enhancements as discussed will continue to have a positive impact on our internal control over financial reporting in future periods.

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

The risks described below, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. We are exposed to certain risk factors that may affect future consolidated operating and financial results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our future business operations. You are encouraged to review our most recently filed annual report on Form 10-K to learn more about the various risks and uncertainties facing our business and their potential impact on our revenue, earnings and stock price.

Certain risk factors included in our annual report on Form 10-K for the year ended December 31, 2009, in Part I, Item 1A, “Risk Factors”, have been enhanced or otherwise updated to reflect changes as a result of an offering of $125.0 million in Senior Notes the Company executed on October 8, 2010, as well as management’s judgment regarding risk and uncertainties in the business based on currently available information.

A substantial portion of our revenues are generated from contracts with U.S. government agencies that are subject to annual renewal and congressional appropriations. Termination of these contracts or a failure by Congress to make appropriations to the NGA could materially reduce our revenue and have a material adverse effect on our business.

Revenues from U.S. government contracts accounted for 64% and 67% of our total revenues for the three and nine months ended September 30, 2010, respectively. Our contracts with U.S. government agencies are subject to risks of termination, with or without cause, or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. Our primary contract with the U.S. government, through the NGA, is the EnhancedView SLA. The loss of this or any other U.S. government contract would materially reduce our revenue. Any inability on our part to meet the performance requirements of the EnhancedView SLA could result in a breach of our contract with the NGA. The EnhancedView SLA is structured as a one-year agreement, with nine one-year renewal options, exercisable at the NGA’s option. A breach of our contract with the NGA resulting in its termination, or a decision by the NGA not to exercise it renewal options under the EnhancedView SLA, would have a material adverse effect on our business, financial condition and results of operations.

Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and, as a result, the NGA may not continue to fund these contracts at current or anticipated levels. If the NGA terminates, significantly reduces in scope or suspends any of its contracts with us, or changes its policies, priorities or funding levels, these actions would have a material and adverse effect on our business, financial condition and results of operations. We recognized $25.0 million and $99.6 million of revenue under the NextView SLA with the NGA and $12.3 million of revenue under the EnhancedView SLA for both the three and nine months ended September 30, 2010, respectively, which accounted for approximately 43% and 45% of our revenue during the three and nine months ended September 30, 2010, respectively.

As part of the EnhancedView award, we have entered into a cost share agreement with the NGA that provides for approximately $337.0 million of funding for the development and launch of GeoEye-2, which amount represents over 40% of our expected GeoEye-2 development and launch expense. If the cost share agreement is terminated, it will be difficult for us to obtain a similar level of financing on comparable or acceptable terms, if at all. If such termination is accompanied by a termination or non-renewal of the EnhancedView SLA, we will experience significant difficulty in obtaining financing for the construction and development of GeoEye-2, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. government policy regarding the use of commercial imagery products and service providers, or material delay or cancellation of the U.S. government EnhancedView program, may have a material adverse effect on our revenue and our ability to fund operations and achieve our growth objectives.

Current U.S. government policy encourages the use of commercial imagery products and services to support U.S. national security objectives. We are considered by the U.S. government to be a commercial imagery products and services provider. U.S. government policy is subject to change and any change in policy away from supporting the use of commercial imagery products and service providers to meet U.S. government imagery needs could materially adversely affect our business, financial condition and results of operations.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes.

The expected operational lives of our satellites are affected by a number of factors, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Certain advanced components, such as its cameras, are integral to a satellite’s design functionality and expected operational life. The failure of satellite components can cause damage to, or loss of, the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could damage our satellites, which could in turn impair their design functionality. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its expected operational life. We expect the performance of any satellite to decline gradually near the end of its expected operational life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of nine years. IKONOS, another of our satellites, was fully depreciated in June 2008. We currently expect to continue commercial operations with IKONOS through September 2011 based on a study that was completed in August 2008 and updated in September 2009 by the IKONOS manufacturer, which resulted in an extended life expectancy for IKONOS. However, there can be no assurance that IKONOS will continue to operate adequately to remain commercially viable. Our OrbView-2 satellite, a medium resolution satellite launched in 1997 and providing nominal revenues, has in the past year on several occasions experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” in order to protect itself while our ground operations personnel worked to restore its functionality, which has historically taken two weeks to several months. When in safe-hold mode, OrbView-2 is unable to provide medium resolution imagery. OrbView-2 last switched into safe-hold mode on September 11, 2010, and it recently returned to normal operations and we continue to monitor the situation. Management is currently conducting a cost-benefit analysis of continuing OrbView-2’s operations, since we can obtain most information it provides from other external sources, and the impact to our revenues of discontinuing the satellite would be nominal.

Replacing a satellite can be expensive. We are currently building GeoEye-2, which we expect to be operational in 2013. We expect to use up to $337.0 million in federal government cost share funds, current cash balances, proceeds from the Preferred Stock sold to Cerberus and funds generated from operations to develop and launch GeoEye-2. If our cost share agreement with the NGA is terminated by the NGA, or if Congress fails to make appropriations to fund payments by the NGA under this cost share agreement, we will have to seek additional financing from outside sources, which we may be unable to obtain. If we do not generate sufficient funds from operations and we cannot obtain financing from outside sources, we will not be able to deploy a new satellite to replace GeoEye-1 at the end of its expected operational life. We cannot assure investors that we will be able to generate sufficient funds from operations or be able to raise additional capital on acceptable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

We cannot assure you that our satellites will operate as designed. We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our operating expenses, lower operating income or lost backlog.

Our satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation of commands that can negatively affect a satellite’s performance. Unanticipated catastrophic events, such as meteor showers or collisions with space debris, could reduce the performance of or completely destroy any of our satellites. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products successfully.

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Our inability to repair or replace a defective satellite, or correct any other technical problem in a timely manner, could result in a significant loss of revenue. Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for IKONOS or OrbView-2 if either fails.

During the last year, OrbView-2, which is not a high-resolution satellite and which does not have a material effect on our business plan, has experienced operational anomalies related to various components. When these have occurred, OrbView-2 has switched into “safe-hold mode” to protect itself while we work on restoring its functionality. When in safe-hold mode, OrbView-2 is unable to provide imagery. The last safe-hold mode incident occurred September 11, 2010, but the satellite has returned to normal operations. While we have historically had success in returning OrbView-2 to operational status from this mode, we cannot assure you that OrbView-2 will continue to operate normally or will return to operational status should it re-enter safe-hold mode. Management is currently conducting a cost-benefit analysis of continuing OrbView-2’s operations, since we can obtain most information it provides from other external sources, and the impact to our revenues of discontinuing the satellite would be nominal.

In December 2009, we announced that our engineers detected an irregularity in the equipment that GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is able to downlink imagery to GeoEye’s and customer ground stations when not collecting images.

In May 2009, we announced that our engineers detected an anomaly with GeoEye-1 affecting the collection of color imagery by a narrow band of pixels within an image. As a result, we modified our operations and currently collect, produce and deliver color imagery to customers that is unaffected by the anomaly. Subsequently, an adjacent band of pixels experienced the same anomaly. GeoEye-1 imagery collection, production and delivery to customers is unaffected by this second occurrence because of the previous operational modifications implemented by the Company, and the pixel bands affected by the anomaly continue to collect panchromatic (black-and-white) images normally. We have designed modifications that we believe would significantly reduce or eliminate the effects to the Company of these types of failures. However, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications that may have a material adverse effect on our imagery collection operations and could materially affect our financial condition and results from operations.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Such delays can result from delays in the construction of satellites, procurement of requisite components, launch vehicles, the limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals and launch failures. Failure to meet a satellite’s construction schedule, resulting in a significant delay in the future delivery of a satellite, could also adversely affect our marketing strategy for the satellite. Even after a satellite has been manufactured and is ready for launch, an appropriate launch date may not be available for several months. Further, any significant delay in the commencement of service of any of our satellites would allow customers who pre-purchased or agreed to utilize capacity on the satellite to terminate their contracts and could affect our plans to replace an in-orbit satellite prior to the end of its service life.

Our information systems and security systems and networks may be subject to intrusion, resulting in possible interruption, delay or suspension of our ability to provide our products and services and could result in loss of current and future business.

A breach or breaches of our system security could materially adversely affect our business. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our global imagery library. In addition, our business is becoming increasingly Web-based, allowing our customers to access and take delivery of imagery from our digital imagery library over the Internet. From time to time, we have experienced computer viruses and other forms of third-party attacks on our systems that, to date, have not had a material adverse affect on our business. We cannot assure you, however, that future attacks will not materially adversely affect our business.

Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third-party access, or other problems caused by third parties. Any of these could lead to interruptions, delays or suspension of our operations, loss of imagery from our global imagery library, as well as the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties, including attempts to gain unauthorized access to information or systems — commonly known as “cracking” or “hacking” — could also potentially jeopardize the overall security of our systems and could deter certain customers from doing business with us. If a breach involves information subject to breach disclosure laws (such as certain personally identifiable information), we may be required to publicly disclose the breach, which may deter customers from dealing with us and/or expose us to material notification expenses. In addition, a security breach that involved classified or other sensitive government information, or certain controlled technical information, could subject us to civil or criminal penalties, and could result in loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

Because the techniques used to obtain unauthorized access, or to otherwise infect or sabotage information systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these new techniques or to implement adequate preventative measures. We may also need to expend significant people and financial resources to protect against security breaches or remedy any breaches that might occur. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Web-based products and services we offer and increase the number of countries within which we do business.

We operate in a highly competitive and specialized industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

Our products and services compete with other satellite and aircraft-based imagery sources and related imagery products and services offered by a wide range and scale of commercial and government providers. Some competitors may have greater financial, personnel and other operating resources than us.

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe. DigitalGlobe currently operates three high-resolution satellites: Quickbird, launched in 2001; WorldView-1, launched in September 2007;

and WorldView-2, launched on October 8, 2009. We believe that WorldView-1 has the ability to provide commercial customers with 0.5 meter resolution imagery. In addition, WorldView-2 has the ability to collect color imagery, which could strengthen DigitalGlobe’s position in the industry. Our satellites have different capabilities from those of DigitalGlobe. Historically, we have enjoyed a competitive advantage over DigitalGlobe in the international markets, because our high-resolution satellites have had the capability to directly download imagery to our customers’ ground stations. However, the WorldView-1 and WorldView-2 satellites may now have some of the same capabilities. Additionally, both the WorldView-1 and WorldView-2 satellites have higher resolutions and more advanced technologies than our IKONOS satellite.

It is possible that foreign governments could subsidize, fund the development, construct, launch and operate imagery satellites with higher resolution and accuracy in the future, which could enable them to sell Earth imagery from their satellites in the commercial market and thereby compete on price with our imagery products.

If competitors develop and launch satellites with more advanced technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. If we cannot maintain our margins, our financial position could be affected.

U.S. and foreign governmental agencies may build and operate their own systems, which could affect the current and potential market share of our products and services.

The U.S. government currently relies and is likely to continue to rely on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. government could reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in the total amount spent.

The U.S. government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors and also subsidize their satellites on the pricing of imagery leading to pricing pressure. Future pricing pressure could lead to market share losses if we choose not to compete on price to retain our existing customer base. Any reduction in purchases of our products and services by the U.S. government could have a material adverse effect on our business and the results of operations.

The success of our products and services will depend on market acceptance, and you should not rely on historic growth rates as an indicator of future growth.

Our success depends on existing markets accepting our imagery products and services and our ability to develop new markets. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by GeoEye-1 and IKONOS and EyeQ Web-based information services to current and new customers in our existing markets and to customers in new markets. The commercial availability of high-resolution satellite imagery is still a fairly new market. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy to target certain markets for our satellite imagery relies on a number of assumptions, some or all of which may be incorrect. The actual market for our products and services could vary materially from the potential markets that we have identified causing us to target less promising markets and miss opportunities.

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

We may not continue to grow in line with our historical growth rates, or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund our liquidity needs and our prospects, financial condition and results of operations could be materially and adversely affected.

Interruption or failure of our infrastructure and image downloading systems could impair our ability to effectively perform our daily operations, protect and maintain the Earth imagery content stored in our image archives and provide our products and services, which could damage our reputation and harm our results of operations.

The availability of our products and services depends on the continuing operation of our infrastructure, information technology and communications systems. Any system downtime or damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Our data centers and ground stations have the ability to be powered by backup generators. However, if our primary source of power and the backup generators fail, our daily operations and results of operations would be materially and adversely affected.

In addition, our ground stations and collection systems are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our satellite imagery is downloaded directly to our ground stations and then stored in our image archives for sale to our customers. As a result, our operations are dependent upon our ability to maintain and protect our Earth-imagery content and our image archives and to provide our images to our customers, including our foreign distribution network and value-added resellers and EyeQ customers. The impairment of our ability to perform any of these functions could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition, liquidity, and results of operations.

We rely on resellers and a foreign distribution network to market and sell our products and services in certain markets and to certain customers. If these distributors and resellers fail to market our products and services successfully, our business, financial condition and results of operations will be materially adversely affected.

We rely principally on foreign regional distributors to market and sell our imagery from the GeoEye-1 and IKONOS satellites internationally. We are currently expanding our efforts to further develop our current and future operations in international markets. These regional distributors may not have the skill or experience to further develop regional commercial markets for our products and services. If we fail to enter into additional regional distribution agreements, or if our foreign regional distributors fail to market and sell our imagery products and services abroad successfully, these failures could negatively impact our business, financial condition and results of operations.

We rely on resellers to develop, market and sell our products and services to address certain target markets, including certain industries and geographical markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure could negatively affect our business, financial condition and results of operations.

Insurance coverage may be difficult and costly to obtain or maintain.

The terms of the 2016 Notes and 2015 Notes require us to obtain launch and in-orbit insurance for any future satellites we construct and launch and also require us to maintain specified levels of in-orbit operation insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. With respect to GeoEye-1, we currently carry $250.0 million of in-orbit insurance, consisting of $63.0 million of in-orbit insurance in the event of the total loss of the satellite expiring December 1, 2010. We also carry $187.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, of which $137.0 million expires on December 1, 2010 and $50.0 million expires on September 6, 2011. We believe that under current market conditions the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2016 Notes and the 2015 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2016 Notes and the 2015 Notes. With respect to IKONOS, we currently carry $20.0 million of in-orbit coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, expiring December 1, 2010. We do not carry any insurance coverage for the OrbView-2 satellite, as OrbView-2 provides nominal revenues to the Company. We will seek to obtain insurance coverage for GeoEye-2 and all future satellites as required under the 2016 Notes and the 2015 Notes.

Insurance market conditions or factors outside our control at a time when we would seek required insurance, such as failure of a satellite using similar components or a similar launch vehicle, could cause premiums to be significantly higher than current estimates. Higher premiums on insurance policies will increase our costs. Should the future terms of launch and in-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all. Any failure to obtain required insurance could cause a default under the 2016 Notes and the 2015 Notes.

A partial or complete failure of a revenue-producing satellite, whether insured or not, could require additional, unplanned capital expenditures, an acceleration of planned capital expenditures, interruptions in service, a reduction in contracted backlog and lost revenue and could have a material adverse effect on our business, financial condition and results of operations.

The global financial crisis may affect our business, financial condition and results of operations in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business, our financial condition and results of operations. In particular, the cost of capital has increased substantially, while the availability of funds from the capital markets has diminished significantly. Accordingly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our strategy.

The current economic situation could affect our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results from operations and cash flows. State and local governments may be more vulnerable to the economic downturn and, accordingly, the operations of our subsidiary, M.J. Harden Associates, Inc. have and could continue to face greater exposure to this risk. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have further adverse impact on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

In addition, the current economic downturn has also led to concerns about the stability of financial markets generally and the financial strength of our counterparts. For example, if one or more of our insurance carriers fails, we may not receive the full amount of proceeds due to us in the event of loss or damage to one of our satellites. In addition, if we attempt to obtain future insurance in addition to, or replacement of, our existing coverage, the credit market turmoil could negatively affect our ability to obtain such insurance.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including any future satellite, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand and cash generated from our existing and future operations. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that future borrowings will be available in amounts sufficient to enable us to execute our business strategies.

Lending institutions have suffered and may continue to suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy. As a result, changes in the financial markets may affect our ability to obtain new financing or refinance our existing debt on commercially reasonable terms and in adequate amounts, if at all. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategies. We can provide no assurance that we will be able to raise sufficient capital to continue funding our satellite constellation and expand our business.

We received significant funding support from the U.S. government, through the NGA, in connection with the construction and launch of GeoEye-1 and have entered into a cost share agreement with the NGA providing for up to $337.0 million of funds in connection with the construction and launch of GeoEye-2. Changes in U.S. government policy regarding this kind of support would require us to seek alternative sources of funding for the construction and development of our satellites, and there can be no assurance that such funding would be available on terms acceptable to us, if at all.

Failure to obtain, or the revocation of, regulatory approvals could result in service interruptions and materially adversely affect our business, financial position and results of operations.

U.S. government approvals

Operation of our satellites requires licenses from, and is subject to regulation by, the United States Department of Commerce, or DoC. The failure to obtain these licenses, or the revocation of one or more licenses (for example, as the result of our failure to comply with our licenses or applicable regulations), could adversely affect our ability to conduct our business. DoC regulations and license conditions provide that we must obtain prior DoC consent to certain changes in control over, or the holding of certain interests in, the Company. DoC regulations and license conditions also provide that the U.S. government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties, including certain of our customers, in order to address national security or foreign policy concerns or because of the international obligations of the U.S. government. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements or renewals or extensions of our existing agreements, which could materially adversely affect our financial condition and results of operations. See “Regulation — United States — DoC regulation.”

We have in the past and may in the future supply certain of our international customers with access to ground stations that enable these customers to downlink data directly from our satellites. Exporting these ground stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the U.S. Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the U.S. Department of State revokes, suspends or denies a request for renewal of existing licenses, then our business, financial condition and results of operations could be materially adversely affected. See “Regulation — United States — Export controls and security clearance regulation.”

We require certain facility and personnel security clearances to perform our classified U.S. government related business. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (NISPOM), which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. government contracts. Among other things, the NISPOM restricts the ability of non-U.S. (“foreign”) entities or individuals to hold foreign ownership, control, or influence (FOCI) over a U.S. person performing classified work for the U.S. government, such that investments in the Company by a non-U.S. entity or individual could require prior review by the U.S. Department of Defense. The suspension or cancellation of our facility security clearances, or the inability to maintain personnel security clearances for our personnel to perform classified U.S. government contracts, could have a material adverse effect on our business and results of operations. See “Regulation — United States — Export controls and security clearance regulation.”

Our operation of satellites and ground stations also requires licenses from, and is subject to regulation by, the Federal Communications Commission, or FCC. The FCC regulates the launch and operation of our satellites, the use of satellite spectrum and the licensing of our ground stations terminals located within the United States. The FCC also regulates the ownership and control of its licensees, and must consent to certain changes in such ownership or control. We currently have all required FCC licenses necessary to operate our business as it is currently conducted. However, these licenses have expiration dates which are expected to occur while the satellites and ground systems are still in use. In light of the EnhancedView contract award, which includes up to $337.0 million in cost share funds from the NGA for the development and launch of the GeoEye-2 satellite, we are preparing an application to modify our GeoEye-1 satellite FCC license to add the GeoEye-2 satellite and associated ground stations and expect to file this application in the near future. The FCC generally renews licenses routinely, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions, or that our application to modify our GeoEye-1 satellite FCC license will be granted. Failure to renew or modify these licenses, obtain FCC authorization to launch and operate any new satellites or otherwise maintain our existing licenses (for example, as the result of our failure to comply with our licenses or applicable regulations) could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned. See “Regulation — United States — FCC regulation.”

International registration and approvals

The use of satellite spectrum is subject to the requirements of the International Telecommunication Union, or ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to ground stations within such countries. If the necessary approvals are not obtained, we will not be able to distribute real-time imagery in those regions and this inability to offer real time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

For the three and nine months ended September 30, 2010, approximately 28% and 26%, respectively of our total revenues were derived from international sales. We intend to continue to pursue international contracts, and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

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

Our success depends on attracting, retaining and motivating highly skilled engineering and information technology professionals. A number of our employees are highly skilled engineers and other information technology professionals. In addition, our success depends to a significant extent upon the abilities and efforts of the members of our senior executive management team. Competition for highly skilled individuals is intense, and if we fail to continue to attract, retain and motivate such professionals, our ability to compete in our industry could be adversely affected.

Government audits of our contracts could result in a decrease in our earnings and have a negative effect on our cash position following an audit adjustment.

Our government contracts are subject to cost audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position.

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

We may pursue acquisitions, investments, strategic alliances and joint ventures, which could affect our results of operations.

We may engage in various transactions, including purchases or sales of assets, acquisitions of businesses, or entering into investments or contractual arrangements, such as strategic alliances or joint ventures. These transactions may be intended to result in the realization of cost savings, the generation of cash or income or the reduction of risk. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

Any future acquisitions, investments, strategic alliances or joint ventures may require additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our creditworthiness. Any deterioration in our creditworthiness or our future credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.

Material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Management’s assessment of our internal control over financial reporting as of December 31, 2009 identified one material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. With respect to the material weakness, our management concluded that we did not maintain effective controls over the accuracy and valuation of the provision for income taxes. See “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 12, 2010, and “Item 4. Controls and Procedures” of this quarterly report on Form 10-Q. Until the material weakness is fully remediated, this material weakness could lead to errors in our reported financial results and could have a material adverse effect on our results of operations.

During the nine months ended September 30, 2010, we have undertaken initiatives to remediate the material weakness described in Item 4.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2010, the Company completed an offering of 80,000 shares of Preferred Stock for net proceeds of $78.0 million. The terms of the Preferred Stock provide for a liquidation preference of $1,000 per share and cumulative dividends at an annual rate of 5%, payable in cash or securities, at the Company’s option. For further information, please see Note 7 “Convertible Preferred Stock” to the consolidated condensed financial statement in this Form 10-Q, and the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2010.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit 10	.1*	Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency.
Exhibit 10	.2*	Contract No. HM0210-10-9-0001 with U.S. National Geospatial-Intelligence Agency.
Exhibit 31.1		Rule 13a-14(a) Certification of Matthew M. O’Connell
Exhibit 31.2		Rule 13a-14(a) Certification of Joseph F. Greeves
Exhibit 32.1		Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell
Exhibit 32.2		Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

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

Date: November 9, 2010