Form 10-K
period 2010-12-31
GeoEye, Inc.
filed 2011-03-15
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-33015

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21700 Atlantic Boulevard	20166
Dulles, VA (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 480-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $692,598,238

The number of shares outstanding of Common Stock, par value $0.01, as of March 10, 2011 was 22,111,796 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2011 Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2011, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K.

In this Annual Report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, and the documents incorporated by reference herein, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in this Annual Report.  The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

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

•	termination, suspension or other changes of funding or purchase levels under contracts with U.S. government agencies;
•	market acceptance of our products and services;
•	our ability to maintain and protect our Earth imagery content and our image archives against damage;
•	possible future losses on satellites that are not adequately covered by insurance;
•	domestic and international government regulation;
•	changes in our revenue backlog or expected revenue backlog for future services;
•	pricing pressure and overcapacity in the markets in which we compete;
•	inadequate access to capital markets or other financing;
•	the competitive environment in which we operate;
•	customer defaults on their obligations owed to us;
•	our international operations and other uncertainties associated with doing business internationally;
•	litigation;

other factors disclosed in our subsequent filings under the Securities Exchange Act of 1934, as amended, which is referred to as the Exchange Act, and the other factors beyond our control.  These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this prospectus. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Trademarks

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARtm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; VESSEL TRACKINGtm; ELEVATING INSIGHTtm; GEOEYE ANALYTICStm; EARTHWHEREtm; and SIGNATURE ANALYSTtm

PART I

Item 1.	Business

Overview

GeoEye is a leading commercial provider of high-accuracy, high-resolution Earth imagery, and a provider of image-processing services and geospatial information services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services.

We believe we are the only major commercial imagery satellite operator that can produce imagery from multiple satellite sources in addition to our own. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze geospatial information and monitor and map areas of interest to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications in national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We own one of the world’s largest libraries of commercial color digital satellite imagery; it contains more than 507 million square kilometers of color imagery of the Earth. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—and our color digital imagery library differentiate us from our competitors. This combination enables us to deliver a comprehensive range of imaging products and services to our diverse customer base.

Our Web site is www.geoeye.com. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. This reference to our Web site is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the Web site into this Form 10-K or our other filings with the SEC.

Our Web site is also a key source of important information about us. We routinely post to the About Us/Investor Relations section of our Web site important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. We also have a Corporate Governance page in the Investor Relations section of our Web site that includes, among other things, copies of our Code of Business Conduct & Ethics and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee; the Strategy Committee; and Risk Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request.

Products and Services

Satellite Imagery

We offer a wide range of high-resolution satellite imagery products that provide our customers with time-critical visual imagery, data and information, which we divide into three general categories:

•
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

•
GeoProfessional.  Our GeoProfessional products consist of imagery that has been aligned and geographically corrected by our experienced staff of production personnel to provide the most accurate and precise imagery currently available from a commercial satellite provider. Our production personnel can also combine various satellite and aerial images into a single, highly detailed and comprehensive image. Available in various levels of accuracy, these GeoProfessional products are suitable for feature extraction, change detection, base mapping and other similar geo-location applications.

•
GeoStereo.  Our GeoStereo product uses at least two images of the same location at different angles to provide our customers with a three-dimensional image of a given location. GeoStereo provides the base images that are used for three-dimensional feature recognition and extraction. These GeoStereo products support a wide range of imagery applications such as digital elevation model creation, building height extraction, spatial layers, and three-dimensional feature extraction.

Aerial Imagery

Our aerial imagery products are designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging, or LiDAR, imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering.

Production Services

Images and image products generated by our production service operations are purchased by U.S. government agencies and domestic and international commercial customers, including international governments and state and local governments. Production services typically entail the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and imagery products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways and buildings) for our customers’ database development.

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

Our production services include LiDAR elevation data, maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and Geospatial Information System, or GIS, consulting and implementation. We also offer geospatial products and services to help develop and manage geospatial data to support customer documentation needs, inventory of resources and engineering and development applications.

Information Services

We provide imagery information services, which combine our imagery with third-party data to create a sophisticated and customized information product for our customers. During the second quarter of 2010, we launched our information services business to give our customers global on-demand access to imagery and related information products over the Internet. This new Web-based services platform, which we call EyeQ, provides the core infrastructure for this new service and our new geospatial information services business. EyeQ commenced operations in April 2010 with support to the U.S. government’s National Geospatial-Intelligence Agency, or NGA, customers. In September 2010, EyeQ became available to our commercial customers.

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

On December 15, 2010 GeoEye, Inc. completed the acquisition of 100 percent of the stock of SPADAC, Inc., or SPADAC, a geospatial predictive analytics company, for a net purchase price of $44.3 million in cash and stock, which includes an adjustment for changes to the tangible net worth of SPADAC, as defined in the merger agreement.  With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics. Our highly trained geospatial and all source analysts combine location-based information, geographic data, human geography, and a wide range of other information sources with proprietary software tools to enable customers to gain the insight they need to support mission-critical operations around the world.  GeoEye Analytics provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security.

Customers

Our products and services are sold and provided to many U.S. government agencies, including the national security community, foreign governments and North American and international commercial customers.

We sell our imagery by means of image collection orders, both satellite and aerial, and from our satellite imagery library, which currently comprises over 507 million square kilometers of high-resolution imagery. Our imagery products and services are sold through direct and indirect sales channels, resellers, direct salespeople, strategic partners and through our customer service and production services personnel. Our imagery customers can buy imagery from us through various sales arrangements, including purchasing imagery by the square kilometer, or by buying monthly subscription-based access to one of our satellites and associated ground processing technology and support services. Certain international government customers pay for direct access to our satellites, giving them the right to task the satellites and to receive direct downlinks from the satellite. We can deliver imagery products by means of electronic delivery using file transfer protocol, or FTP, or by the use of physical media such as CDs, DVDs, hard drives or electronic distribution. The key factors in determining the appropriate delivery method depend on the customer’s needs and the file size of the imagery product ordered.

U.S. Government

Our products and services are provided to various U.S. government, defense, intelligence and law enforcement agencies and civil agency customers. Under the NextView program and the EnhancedView program, the NGA acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other U.S. government agencies that purchase satellite imagery include the U.S. Department of Interior, U.S. Geological Survey, U.S. Fish and Wildlife Service, National Park Service, National Aeronautics and Space Administration, U.S. Air Force, U.S. Army and the U.S. Department of Agriculture. For the year ended December 31, 2010, we recognized aggregate revenues of $218.6 million from the U.S. government, which represented approximately 66 percent of our total revenues.

International

Our international customers, who represented 26 percent of our total revenues for the year ended December 31, 2010, are primarily comprised of foreign governments but also include commercial customers. Most foreign countries currently do not have satellite collection programs as technically sophisticated as the programs in the United States and must either rely on their own limited aerial imagery collection for their imagery applications or purchase imagery from reliable commercial satellite providers, such as GeoEye. Our international customers primarily use imagery for national defense, intelligence programs, agricultural planning and monitoring, resource monitoring, national border monitoring, environmental and infrastructure monitoring and construction planning.

North American Commercial and Other

Our North American commercial customers, who represented 8 percent of our revenues for the year ended December 31, 2010, purchased both aerial imagery and satellite imagery from us. Our North American commercial customers operate in a variety of different market segments, including online mapping, GIS, precision mapping, infrastructure, oil and gas, environmental monitoring, agriculture, mining, utilities and transportation. We sell imagery and products to our resellers and they in turn add additional value to the products for sale to the end user. One example of our commercial relationships is our multi-year agreement with Google, Inc. to provide satellite imagery for its online consumer and commercial applications (Google EarthTM and Google MapsTM).

Government Programs

EnhancedView Program

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including Web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the U.S. Department of Defense.

The award provides for the purchase of new satellite imagery under the terms of the new SLA with the NGA, which is valued at up to $2.8 billion. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent based on performance metrics. Under the EnhancedView SLA, when GeoEye-2 becomes operational, which we currently expect will occur in 2013, payments under the award will increase by an additional $15.3 million per month ($183.6 million per year). The term of the EnhancedView SLA is one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational.

As part of the EnhancedView agreement, the NGA has agreed to contribute up to $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational.

The award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services, to be delivered over the life of the EnhancedView SLA. This award component includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $49.0 million of imagery revenue under the EnhancedView SLA during the year ended December 31, 2010.

NextView Program

The NGA announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program, and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to the NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point the satellite commenced full operations. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $478.3 million.

On December 9, 2008, we entered into the NextView Service Level Agreement, or SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA, on March 1, 2010, modified the SLA, giving the NGA the option to extend the term of the SLA beyond March 31, 2010. The SLA was extended through August 31, 2010.

Our Satellites

GeoEye-1

GeoEye-1 has been designed to collect 0.41-meter (approximately equivalent to 16 inches) resolution black-and-white imagery (known in the industry as panchromatic) and 1.65-meter resolution color imagery (known in the industry as multispectral) of the Earth’s surface, both individually and simultaneously. Although imagery can be collected at this highest resolution for the U.S. government, due to current U.S. licensing restrictions, products for non-government customers must be re-sampled to no better than 0.5 meters before being made available for sale to non-U.S. government customers. For more details on this restriction, see “—Government Regulation — United States” below. In addition to 0.5-meter ground resolution imagery, GeoEye-1 offers geo-location accuracy, which is currently better than five meters. This means that customers can map natural and man-made features to within five meters of their true location on the Earth’s surface without ground control points.

We maintain insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with the indentures governing our 9.625 percent Senior Secured Notes due 2015, or the 2015 Notes, and our 8.625 percent Senior Secured Notes due 2016, or the 2016 Notes. As of December 31, 2010, we carried $255.8 million of in-orbit insurance for GeoEye-1, comprised in part by $135.5 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications; of such coverage, $50.0 million expires on September 6, 2011, and $85.5 million expires on December 1. 2011. We also carry $120.3 million of insurance in the event of a total loss of the satellite, which expires December 1, 2011.

In December 2009, we announced that our engineers detected an irregularity in the equipment that GeoEye-1 uses to point the antenna that transmits imagery to receiving stations on the ground. The irregularity limits the range of movement of GeoEye-1’s downlink antenna, which affects GeoEye-1’s ability to image and downlink simultaneously. GeoEye-1 is still able to downlink imagery to GeoEye’s and customer ground stations when not collecting images.

In May 2009, we announced that our engineers detected an aberration with GeoEye-1 affecting the collection of color imagery in a narrow band of pixels within an image. As a result, we modified our collection operations and currently collect, produce and deliver color imagery to customers that is unaffected by the aberration. Subsequently, an adjacent band of pixels experienced the same aberration. GeoEye-1 imagery collection, production and delivery to customers is unaffected by this second occurrence because of the previous operational modifications implemented by the Company, and the pixel bands affected by the aberration continue to collect panchromatic images normally. We have designed modifications that we believe significantly reduce or eliminate the effects to the Company of these types of failures; however, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications. These modifications may have a material adverse effect on our imagery collection operations and could materially affect our financial condition and results from operations.

IKONOS

GeoEye acquired this satellite through the acquisition of Space Imaging in 2006. IKONOS provides 0.82-meter resolution black-and-white and 3.2-meter resolution color imagery with a geo-location accuracy of approximately 7.8-meters. IKONOS can collect about 200,000 square kilometers of imagery per day. Like GeoEye-1, IKONOS is designed to downlink imagery to a customer and to accept imaging collection orders directly from customers. In addition, like GeoEye-1, IKONOS has the ability to take simultaneous black-and-white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery. It can also capture stereo images on the same orbital pass. The Company maintains $9.0 million of in-orbit insurance for IKONOS, which expires December 1, 2011, to be paid if the satellite’s capabilities become impaired as measured against a set of specifications. The IKONOS satellite was launched in September 1999.

OrbView-2

We ceased operating OrbView-2, our thirteen-year-old satellite launched in August 1997, in early 2011, an event we have been anticipating for some time. OrbView-2 was the first commercial satellite to image the Earth’s entire surface on a daily basis in color, and it far outlived its expected operational life. For over thirteen years, OrbView-2 collected 1.0 kilometer, low-resolution color imagery, downlinking the imagery to both our primary and backup ground stations and to various regional receiving stations around the world. Over the past eighteen months, OrbView-2 experienced operational aberrations on several occasions related to various components. Discontinuance of OrbView-2 operations has no impact on our expected revenues for 2011; we have been using other available sources of low-resolution imagery in anticipation of this event for quite some time.

GeoEye-2

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion, assuming the NGA exercises all of its options and we perform as specified. One component of the award is a cost-share of up to $337.0 million for the development and launch of GeoEye-2.

In preparation for meeting the U.S. government’s need, and given the long lead-time associated with providing additional capacity, we entered into a contract with ITT Corporation during the third quarter of 2007, pursuant to which ITT Corporation commenced work on the advanced camera for our GeoEye-2 satellite. ITT Corporation’s work was used to accelerate the development of GeoEye-2 so that it could become operational in 2013. On March 11, 2010, the Company announced the selection of Lockheed Martin Space Systems Company to build the GeoEye-2 satellite and subsequently signed a launch agreement with Lockheed Martin Commercial Launch Services. As of December 31, 2010, we have incurred total capitalized costs of $309.9 million for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2.

Production Facilities

GeoEye operates production facilities that provide advanced image processing products, engineering analysis and related services. We also operate or contract with other facilities that provide satellite control and communications services.

The following table summarizes the primary characteristics of production facilities and satellite control and communications services:

	Satellite Control	Satellite Communications and Image Receiving	Image Order Tasking	Imagery Processing Center
Thornton, Colorado	✓	✓	✓	✓
Dulles, Virginia	✓	✓	✓
St. Louis, Missouri				✓
Point Barrow, Alaska		✓
Fairbanks, Alaska	✓	✓
Mission, Kansas				✓
Kiruna, Sweden		✓
Tromso, Norway		✓
Troll, Antarctica		✓

Company History

GeoEye was initially organized as ORBIMAGE Holdings, Inc., a Delaware corporation, on April 4, 2005, and is the successor registrant of ORBIMAGE Inc. On January 10, 2006, we adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings, Inc. to GeoEye, Inc.

On January 10, 2006, we completed the acquisition of Space Imaging, or SI, pursuant to the terms of an asset purchase agreement to acquire the operating assets of SI. The final cash purchase price, including acquisition costs, was approximately $51.5 million.

On March 15, 2007, we acquired MJ Harden Associates, Inc., or MJ Harden, through a stock purchase of all of the outstanding stock of MJ Harden’s sole owner, i5, Inc. MJ Harden is a leading provider of digital aerial imagery and geospatial information solutions.

In December 2009, we established a new foreign subsidiary in Singapore to serve our expanding Asia customer base, GeoEye Asia Pte. Ltd.

In January 2010, we changed the names of the Company’s subsidiaries as follows:

Old Name	New Name
ORBIMAGE Inc.	GeoEye Imagery Collection Systems Inc.
ORBIMAGE SI Holdco Inc.	GeoEye Solutions Holdco Inc.
ORBIMAGE SI Opco Inc.	GeoEye Solutions Inc.
ORBIMAGE License Corporation	GeoEye License Corporation

On December 15, 2010, we acquired SPADAC, for a net purchase price of $44.3 million in cash and stock, which includes an adjustment for changes to the tangible net worth of SPADAC, as defined in the merger agreement. With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics, Inc. GeoEye Analytics provides geospatial predictive analytics solutions to customers in key markets of defense, intelligence and homeland security, enabling customers to gain the insight they need to support mission-critical operations around the world.

Competition

We compete against various public and private companies, systems owned by the U.S. government and foreign state-sponsored entities that provide satellite and aerial imagery products and services to the commercial market. Our major competitor for high-resolution satellite imagery is DigitalGlobe, Inc., or DigitalGlobe, a publicly listed commercial vendor of space imagery. International competitors for high-resolution satellite imagery and imagery products include the National Remote Sensing Agency, Department of Space (government of India), RADARSAT International (Canada), ImageSat International N.V. (Israel), SPOT Image SA (France), Taiwan and Korea.

Employees

As of December 31, 2010, we had 723 employees. Generally, our employees are retained on an at-will basis. We have entered into employment agreements with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

Government Regulation

The satellite remote imaging industry is a highly regulated industry, both domestically and internationally. In the United States, the operation of remote-imaging satellites generally requires licenses from the Department of Commerce, or DoC, and from the Federal Communications Commission, or FCC. Furthermore, remote-sensing satellite and ground-station-control technologies are subject to U.S. export control licensing and regulation under the International Traffic in Arms Regulations, or ITAR, administered by the Department of State and the Export Administration Regulations, or EAR, administered by the DoC. In addition, we are party to certain classified U.S. government contracts, the performance of which is subject to U.S. facility and personnel clearance laws and regulations. As is the case with any U.S. business, we are subject to U.S. government Foreign Corrupt Practices Act restrictions regarding conducting business with foreign government officials and U.S. Treasury Department restrictions prohibiting conducting business with certain embargoed countries or with entities or persons on the Specifically Designated Nationals list maintained by the U.S. Treasury Department. Finally, to provide satellite access services and imagery products internationally, our satellites may require International Telecommunication Union, or ITU, notification and registration, and licenses from the governments of foreign countries where our services and products will be distributed.

United States

Department of Commerce Regulation

The DoC, through the National Oceanic and Atmospheric Administration, or NOAA, is responsible for granting commercial imaging satellite operating licenses and for coordinating satellite-imaging applications among several governmental agencies to ensure that any license addresses all U.S. national security and foreign policy concerns and complies with all international obligations of the United States. We are required to obtain a DoC license to operate each of our remote sensing satellite systems and provide imagery services to our customers.

We currently have DoC licenses for all of our existing satellite systems. We also hold a DoC license that we intend to use for the GeoEye-2 satellite system that is being developed. We intend to modify this DoC license, subject to DoC approval, to reflect the final technical specifications for the GeoEye-2 satellite under the NGA’s EnhancedView program. The DoC license for GeoEye-2 is a constellation license and authorizes us to operate an additional satellite subject to DoC approval. The DoC licenses for our satellites are valid through the operational lifetime of each satellite. We expect to satisfy the terms of each of the DoC licenses for our satellites and to maintain the regulatory licenses and approvals necessary for their ongoing operations.

Our DoC licenses generally include the following key operating conditions:

•	We are required to maintain positive operational control of our satellite systems from a location within the United States at all times;

•
We are restricted from disseminating to anyone other than the U.S. government panchromatic imagery with a resolution better than 0.5-meters or multispectral imagery with a resolution better than 2.0-meters within 24 hours of collection;

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

•
We are required to obtain DoC approval before implementing “significant or substantial” agreements with foreign nations, entities or consortiums (foreign persons) to protect the national security and foreign policy interests and international obligations of the U.S. government. Transfers of “significant or substantial” agreements also require DoC approval. Examples of “significant or substantial” agreements include customer agreements for high-resolution imagery collection and distribution, operating agreements and agreements relating to equity investments in the Company of 20 percent or more of the total outstanding shares or that entitle a foreign person to a position on our Board of Directors. Foreign persons entering into “significant or substantial” agreements with us are required to comply with our DoC license imagery collection and distribution restrictions and are subject to the U.S. government’s exercise of “shutter control,” which could adversely affect our ability to collect imagery products for distribution to our foreign customers; and

•	We are restricted from disseminating imagery of the state of Israel with a resolution better than 2.0 meters.

Federal Communications Commission Regulation

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

Below is a table summarizing the FCC license grant and expiration dates for our current commercially operational satellites and related ground systems:

	GeoEye-1	IKONOS
FCC Satellite License Grant Date	2004	1999
Commercially Operational	Yes	Yes
FCC Satellite License Expiration Date	2018	2014
Grant Date of Associated FCC Ground Station Licenses	2004	1999
Expiration Date of Associated FCC Ground Station License(s)	April 15, 2024, renewable for 15 years subject to FCC approval	October 3, 2022 and October 17, 2022, renewable for 15 years subject to FCC approval

We also hold an FCC license to operate the OrbView-3 satellite, which ceased commercial operations in 2007. We recently completed the successful de-orbit of the OrbView-3 satellite and intend to surrender the OrbView-3 FCC and NOAA licenses. Additionally, we hold an FCC license to operate the OrbView-2 satellite, which remains in orbit but which ceased commercial operations in 2011. In the future, we will be required to obtain FCC licenses and approvals in connection with any new high-resolution satellites that we plan to operate. We are currently preparing an application to modify our GeoEye-1 satellite FCC license to add the GeoEye-2 satellite and associated ground stations. We expect to file this application in the near future and expect to obtain the FCC licenses and approvals necessary for GeoEye-2 operations.

Export Controls and Security Clearance Regulation

We are subject to a complex set of export control and security clearance regulations for the products and services we offer.

Among other things, we are a registrant under ITAR, and we hold export licenses and other approvals from the U.S. Department of State’s Directorate of Defense Trade Control, or DDTC, for the export of hardware, software and technical data relating to the potential defense-related satellites, ground stations, image-processing facilities and support services provided to customers. Additional approvals may be required from DDTC and from the DoC’s Bureau of Industry and Security, in certain cases. For example, export licenses may be required if certain foreign persons or entities are involved in the development or acquisition of our products and services. Also, the export of a GeoEye-supplied ground station or image-processing facility to a foreign person would require a DDTC export approval. The suspension or cancellation of our ITAR registration or DDTC approval to export our products and services could have a material adverse effect on our business and results of operations.

In addition, we require certain facility and personnel security clearances to perform our classified U.S. government-related business. Security clearances are subject to regulations and requirements. This includes the National Industrial Security Program Operating Manual, or NISPOM, which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. government contracts. Among other things, the NISPOM restricts non-U.S. (“foreign”) ownership, control, or influence, or FOCI, over a U.S. citizen performing classified work for the U.S. government, such that investments in the Company by non-U.S. entities or individuals could require prior review by the U.S. Department of Defense, and could result in changes in the terms of our facility or personnel clearances. The suspension or cancellation of our facility clearances, or the inability to maintain personnel security clearances for our personnel to perform classified U.S. government contracts, could have a material adverse effect on our business and results of operations.

Furthermore, any change in our ownership involving a transfer to foreign persons or entities may increase U.S. government scrutiny and lead to more onerous requirements in connection with both export controls and security clearances. A transfer to foreign ownership could also trigger other requirements, including filings with and review by the Committee on Foreign Investment in the United States pursuant to the Exon-Florio Provision and approval by NOAA under our DoC licenses. Depending on the country of origin and identity of foreign owners, other restrictions and requirements could arise.

Future Developments

U.S. regulators may subject us in the future to new laws, policies, regulations or changes in the interpretation or application of existing laws, policies and regulations that modify the present U.S. regulatory environment. In addition, U.S. regulators could decide to impose limitations on U.S. companies that are currently applicable only to other countries, or other regulatory limitations that affect satellite remote imaging operations. Any limitations of this kind could adversely affect our business or our results of operations.

International

All satellite systems providing services in the international markets must comply with the following general international regulations and the specific laws of the countries in which satellite imagery is downlinked or satellite imagery products are distributed.

•
International Telecommunication Union, or ITU, Regulations — ITU regulations define for each service the technical operating parameters, including maximum transmitter power, maximum interference to other services and users and the minimum interference the user must operate under for that service. The FCC, on our behalf, has completed the ITU notification process for our IKONOS, OrbView-3 and OrbView-2 satellite systems. The ITU received GeoEye-1 satellite system notification documents in June 2009, and we expect the ITU to publish its findings recognizing completion of the GeoEye-1 ITU notification within the next twelve months. After completion of the ITU notification process, ongoing coordination with other satellite systems could occur from time to time.

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

Revenues from U.S. government contracts accounted for 66 percent of our total revenues for the year ended December 31, 2010. Our contracts with U.S. government agencies are subject to risks of termination, with or without cause, or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various agencies. Our primary contract with the U.S. government, through the NGA, is the EnhancedView SLA, which was awarded and authorized on August 6, 2010. Any inability on our part to meet the performance requirements of the EnhancedView SLA could result in a breach of our contract with the NGA. The EnhancedView SLA is structured as a one-year agreement, with nine one-year renewal options, exercisable at the NGA’s option. A breach of our contract with the NGA resulting in its termination, or a decision by the NGA not to exercise it renewal options under the EnhancedView SLA, or any other U.S. government contract, would have a material adverse effect on our business, financial condition and results of operations.

Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and, as a result, the NGA may not continue to fund these contracts at current or anticipated levels. If the NGA terminates, significantly reduces in scope or suspends any of its contracts with us, or changes its policies, priorities or funding levels, these actions would have a material and adverse effect on our business, financial condition and results of operations. We recognized $99.2 million of revenue under the NextView SLA with the NGA and $49.0 million of revenue under the EnhancedView SLA for the year ended December 31, 2010, which accounted for approximately 45 percent of our revenue during the year ended December 31, 2010.

As part of the EnhancedView award, we have entered into a cost-share agreement with the NGA that provides for approximately $337.0 million of funding for the development and launch of GeoEye-2; this amount represents approximately 40 percent of our expected GeoEye-2 development and launch expense. If the cost-share agreement is terminated, it will be difficult for us to obtain a similar level of financing on comparable or acceptable terms, if at all. If such termination is accompanied by a termination or non-renewal of the EnhancedView SLA, we will experience significant difficulty in obtaining financing for the construction and development of GeoEye-2, which would have a material adverse effect on our business, financial condition and results of operations.

A delay in the passage of the U.S. government’s budget could affect U.S. government procurement of our services and have an adverse effect on our future sales. When the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay or cancel funding we expect to receive from customers on work we are already performing. Additionally, when operating under a continuing resolution, U.S. government agencies may delay or cancel new initiatives and programs, which could materially adversely affect our business and financial condition and results from operations.

Changes in U.S. government policy regarding the use of commercial imagery products and service providers, or material delay or cancellation of the U.S. government EnhancedView program may have a material adverse effect on our revenue and our ability to fund operations and achieve our growth objectives.

Current U.S. government policy encourages the use of commercial imagery products and services to support U.S. national security objectives. We are considered by the U.S. government to be a commercial imagery products and services provider. U.S. government policy is subject to change, and any change in policy away from supporting the use of commercial imagery products and service providers to meet U.S. government imagery needs could materially adversely affect our business, financial condition and results of operations.

Satellites have limited useful lives and are expensive to replace.

Satellites have limited useful lives. We determine a satellite’s useful life, or its expected operational life, using a complex calculation involving the probabilities of failure of the satellite’s components from design or manufacturing defects, environmental stresses, estimated remaining fuel or other causes.

A number of factors can affect the expected operational lives of our satellites, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Certain advanced components, such as its cameras, are integral to a satellite’s design functionality and expected operational life. The failure of satellite components can cause damage to, or loss of, the use of a satellite before the end of its expected operational life. Electrostatic storms or collisions with other objects could damage our satellites, which could in turn impair their design functionality and expected operational life. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its expected operational life. We expect the performance of any satellite to decline gradually near the end of its expected operational life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of nine years. IKONOS, another of our satellites, was fully depreciated in June 2008. In December 2010, a study on IKONOS was updated, indicating the life expectancy would go through January 2012. Management currently expects that IKONOS commercial operations could last significantly longer. However, there can be no assurance that IKONOS will continue to operate adequately to remain commercially viable.

Replacing a satellite can be expensive. We are currently building GeoEye-2, which we expect to be operational in 2013. We expect to use up to $337.0 million in federal government cost-share funds, current cash balances, proceeds from the Preferred Stock sold to Cerberus Satellite LLC and funds generated from operations to develop and launch GeoEye-2. If our cost-share agreement with the NGA is terminated by the NGA, or if Congress fails to make appropriations to fund payments by the NGA under this cost-share agreement, we will have to seek additional financing from outside sources, which we may be unable to obtain. If we do not generate sufficient funds from operations and we cannot obtain financing from outside sources, we will not be able to deploy a new satellite to replace GeoEye-1 at the end of its expected operational life. We cannot assure investors that we will be able to generate sufficient funds from operations or be able to raise additional capital on acceptable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

We cannot assure you that our satellites will operate as designed. We may experience in-orbit satellite failures or degradations in performance that could impair the commercial performance of our satellites, which could lead to lost revenue, an increase in our operating expenses, lower operating income or lost backlog.

Our satellites employ advanced technologies and sensors that are subject to severe environmental stresses in space that could affect the satellite’s performance. Hardware component problems in space could lead to degradation in performance or loss of functionality of the satellite, with attendant costs and revenue losses. In addition, human operators may execute improper implementation commands that can negatively impact a satellite’s performance. Unanticipated catastrophic events, such as meteor showers or collisions with space debris, could reduce the performance of or destroy any of our satellites. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade their performance, which could materially affect our ability to collect imagery and market our products successfully.

If we suffer a partial or total loss of a deployed satellite, we would need a significant amount of time and would incur substantial expense to repair or replace that satellite. We may experience other problems with our satellites that may reduce their performance. During any period in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite repair or replacement. Our inability to repair or replace a defective satellite, or correct any other technical problem in a timely manner, could result in a significant loss of revenue. Our business model depends on our ability to sell imagery from our high-resolution satellites. We do not presently have plans to construct and launch a replacement satellite for our high-resolution IKONOS satellite if it fails.

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

In May 2009, we announced that our engineers detected an aberration with GeoEye-1 affecting the collection of color imagery by a narrow band of pixels within an image. As a result, we modified our operations and currently collect, produce and deliver color imagery that is unaffected by the aberration to customers. Subsequently, an adjacent band of pixels experienced the same aberration. GeoEye-1 imagery collection, production and delivery to customers is unaffected by this second occurrence because of the previous operational modifications implemented by the Company, and the pixel bands affected by the aberration continue to collect panchromatic images normally. We have designed modifications that we believe would significantly reduce or eliminate the effects to the Company of these types of failures; however, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications that may have a material adverse effect on our imagery collection operations, and could materially affect our financial condition and results from operations.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

We have in the past experienced delays in satellite construction and launch which have adversely affected our operations. Such delays can result from delays in the construction of satellites and the procurement of requisite components and launch vehicles; limited availability of appropriate launch windows; possible delays in obtaining regulatory approvals and launch failures. Failure to meet a satellite’s construction schedule, resulting in a significant delay in the future delivery of a satellite, could also adversely affect our marketing strategy for the satellite. Even after a satellite has been manufactured and is ready for launch, an appropriate launch date may not be available for several months. Further, any significant delay in the commencement of service of any of our satellites would allow customers who pre-purchased or agreed to utilize capacity on the satellite to terminate their contracts, which could affect our plans to replace an in-orbit satellite prior to the end of its service life.

Our information systems and security systems and networks may be subject to intrusion, resulting in possible interruption, delay or suspension of our ability to provide our products and services, which could result in loss of current and future business.

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

Despite the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third-party access or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our global imagery library and the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties, including attempts to gain unauthorized access to information or systems—commonly known as “cracking” or “hacking”—could also potentially jeopardize the overall security of our systems and could deter certain customers from doing business with us. If a breach involves information subject to breach disclosure laws (such as certain personally identifiable information), we may be required to publicly disclose the breach, which may deter customers from dealing with us and/or expose us to material notification expenses. In addition, a security breach that involved classified or other sensitive government information, or certain controlled technical information, could subject us to civil or criminal penalties, and could result in loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

Because the techniques used to obtain unauthorized access, or to otherwise infect or sabotage information systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these new techniques or to implement adequate preventive measures. We may also need to expend significant people and financial resources to protect against security breaches or remedy any breaches that might occur. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Web-based products and services we offer and increase the number of countries within which we do business.

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

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe. DigitalGlobe currently operates three high-resolution satellites: Quickbird, launched in 2001; WorldView-1, launched in September 2007; and WorldView-2, launched in October 2009. We believe that WorldView-1 has the ability to provide commercial customers with 0.5-meter resolution black-and-white imagery. In addition, WorldView-2 has the ability to collect color imagery, which could strengthen DigitalGlobe’s position in the industry. Our satellites have different capabilities from those of DigitalGlobe. In particular, all of our satellites have the ability to produce color imagery, while only two of DigitalGlobe’s satellites can image in color, and GeoEye’s image resolution of .41 meters is believed to be the highest-resolution of any commercial satellite. In addition, GeoEye-1 is the most accurate commercial satellite in the market today. Historically, we have enjoyed a competitive advantage over DigitalGlobe in the international markets because of our long-standing relationships with our international customers, whom we helped with the construction and development of their ground stations over the past ten years. The WorldView-1 and WorldView-2 satellites may now have some of the same capabilities as GeoEye’s high-resolution satellites. The WorldView-1, WorldView-2 and QuickBird satellites have higher resolutions, and WorldView-1 and WorldView-2 have more advanced technologies than our IKONOS satellite.

It is possible that foreign governments could subsidize, fund the development of, construct, launch and operate imagery satellites with comparable or higher resolution and accuracy in the future, which could enable them to sell Earth imagery from their satellites in the commercial market and thereby compete on price with our imagery products.

If competitors develop and launch satellites with comparable or more advanced technologies than ours, or offer services at lower prices than ours, then our business and results of operations could be harmed. If we cannot maintain our margins, our financial position could be negatively affected.

U.S. and foreign governmental agencies may build and operate their own systems, which could affect the current and potential market share of our products and services and could lead to pricing pressure.

The U.S. government currently relies, and is likely to continue to rely, on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. government could reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in the total amount spent.

The U.S. government and foreign governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors and subsidize the pricing of imagery from their satellites, which could lead to pricing pressure. Pricing pressure could lead to potential market share losses if we choose not to lower our prices to retain our existing customer base. Any reduction in purchases of our products and services by the U.S. government could have a material adverse effect on our business, operations and financial condition.

The success of our products and services will depend on market acceptance, and you should not rely on historic growth rates as an indicator of future growth.

Our success depends on existing markets accepting our imagery products and information services and our ability to develop new business markets and new services. Our business plan is based on the assumption that we will generate significant future revenues from sales of high-resolution imagery produced by our satellite constellation and from sales of our information services to current and new customers in our existing and new markets. The commercial availability of high-resolution satellite imagery is still a fairly new market. Consequently, it is difficult to predict accurately the ultimate size of the market and the market acceptance of our products and services. Our strategy is to target certain existing and new markets for our satellite imagery and relies on a number of assumptions. The actual market for our products and services could vary from the potential end markets that we have identified causing us to develop smaller end markets and potentially miss other market opportunities.

We cannot accurately predict whether our products and services will achieve significant market acceptance or whether there will be a market for our products and services on terms we find acceptable. Market acceptance of our commercial high-resolution Earth imagery products and new information services depends on a number of factors, including the quality, scope, timeliness, sophistication and price of services and the availability of substitute products and services. Lack of significant market acceptance of our offerings, or other products and services that utilize our products and services, delays in acceptance, failure of certain markets to develop or our need to make significant investments to achieve acceptance by the market would negatively affect our business operations, financial condition and financial results.

We may not continue to grow in line with our historical growth rates. If we are unable to achieve sustainable growth, we may be unable to execute our business strategy, expand our business or fund our liquidity needs. As a result, our prospects, financial condition and business operations could be materially and adversely affected.

Interruption or failure of our infrastructure and image downloading systems could impair our ability to effectively perform our daily operations, protect and maintain the Earth imagery content stored in our image archives and provide our products and services, which could damage our reputation and harm our results of operations.

The availability of our products and services depends on the continuing operation of our infrastructure, information technology and communications systems. Any system downtime, damage to, or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial-of-service attacks or other attempts to harm our systems. Our data centers and ground stations can be powered by backup generators. However, if our primary source of power and the backup generators also fail, our daily operations and results of operations would be materially and adversely affected.

In addition, our ground stations and collection systems are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our satellite imagery is encrypted, downloaded directly to our ground stations and then stored in our image archives for sale to our customers. As a result, our operations are dependent upon our ability to maintain and protect our Earth imagery content and our image archives and to provide our images to our customers, including our foreign distribution network, value-added resellers and EyeQ customers. The impairment of our ability to perform any of these functions could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition, liquidity and results of operations.

We rely on resellers and a foreign distribution network to market and sell our products and services in certain markets and to certain customers. If these distributors and resellers fail to market our products and services successfully, our business, financial condition and results of operations will be materially adversely affected.

We rely principally on foreign regional resellers to market and sell our imagery from the GeoEye-1 and IKONOS satellites in various international markets. We are currently expanding our efforts to further develop our current and future operations in international markets. These regional resellers may not have the skill or experience to further develop regional commercial markets for our products and services. If we fail to enter into additional regional distribution agreements, or if our foreign regional resellers fail to market and sell our imagery products and services successfully abroad, these marketing failures could negatively affect our business operations and financial condition.

We rely on resellers to develop, market and sell our products and services to address certain target markets, including certain industries and geographical markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure could negatively affect our business, financial condition and results of operations.

Although we carry insurance on our satellites, there can be no assurance that insurance proceeds would be available to us in the event of operational degradation of any our satellites, or that proceeds that might be available will adequately cover our losses.

We procure insurance covering risks associated with our satellite operations through the commercial insurance markets. The cost and amount of coverage available to us, and the types of loss coverage we are able to obtain at reasonable costs, are affected by factors beyond our control. These include recent loss experience in insurance markets, risk assessments by insurance carriers and their advisors, the carriers’ cost of capital, general economic conditions, and failures of other satellites using components similar to ours or using similar launch vehicles. Insurance premiums for satellite risk of loss coverage have historically been quite volatile, as have the terms of coverage and exclusions for coverage, and there can be no assurance that future premiums we may be required to pay to obtain or maintain our insurance will not exceed our ability to pay those premiums.  Higher premiums on insurance policies will increase our costs. Should the future terms of launch and in-orbit insurance policies become less favorable than those currently available, this may result in limits on amounts of coverage that we can obtain or may prevent us from obtaining insurance at all.

Our insurance policies contain various exclusions from coverage based upon commercial realities and the types of coverage available in the market. For example, the anomalies we have experienced in the operation of GeoEye-1 are excluded from our present policies and any costs we have experienced to mitigate such anomalies are not covered by insurance. If we experience other operational anomalies associated with our satellites that could degrade their performance or our ability to collect the amount and/or quality of imagery that we anticipate, we may not have access to proceeds to cover our added costs or loss of revenue.

Our 2016 Notes and 2015 Notes require us to obtain launch and in-orbit insurance for our satellites, which is costly and may be difficult or impossible to obtain.  A loss of a high-resolution satellite such as GeoEye-1 will require us to offer to repurchase our 2016 Notes and 2015 Notes, and we may lack sufficient insurance to cover that cost.

The terms of the 2016 Notes and 2015 Notes require us to obtain launch and in-orbit insurance for any future satellites we construct and launch and require us to maintain specified levels of in-orbit operation insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. With respect to GeoEye-1, we currently carry $255.8 million of in-orbit insurance, consisting of $120.3 million of in-orbit insurance in the event of the total loss of the satellite, expiring December 1, 2011. We also carry $135.5 million of in-orbit full coverage to be paid if the satellite’s capabilities become impaired as measured against a set of specifications, of which $50.0 million expires on September 6, 2011, and $85.5 million expires on December 1, 2011.  We believe, that under current market conditions, the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2016 Notes and the 2015 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2016 Notes and the 2015 Notes. We will seek to obtain insurance coverage for GeoEye-2 and all future satellites as required under the 2016 Notes and the 2015 Notes. However, any failure to obtain required insurance could cause a default under the 2016 Notes and the 2015 Notes.

The global financial crisis may affect our business operations, financial condition and financial results in ways that we currently cannot predict.

The global credit crisis and related turmoil in the global financial system may have an impact on our business, our business operations, financial condition and financial results. In particular: the cost of capital has increased substantially in certain markets, while the availability of funds from the capital markets has diminished significantly in certain markets. Accordingly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely affect our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely affect our strategy.

The current economic situation could affect our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results from operations and cash flows. State and local governments may be more vulnerable to the economic downturn and, accordingly, the operations of our subsidiary, M.J. Harden Associates, Inc. have and could continue to face greater exposure to this state and local government risk. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have a further adverse affect on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate.

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

The implementation of our business strategies requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand, cash generated from our existing and future operations, proceeds from the Equity Financing and the net proceeds from the Notes offering. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that future borrowings will be available in amounts sufficient to enable us to execute our business strategies.

Lending institutions have suffered and may continue to suffer losses due to their lending policies and their other financial relationships, especially because of the general weak U.S. economy. As a result, changes in the capital markets may impact our ability to obtain new financing or refinance our existing debt on reasonable terms and in adequate amounts, if at all. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategies. We can provide no assurance that we will be able to raise sufficient capital to continue funding our satellite constellation and expand our other businesses.

Failure to obtain, or the revocation of, regulatory approvals could result in service interruptions and materially adversely affect our business, financial position and results of operations.

U.S. Government Approvals.  Operation of our satellites requires licenses from, and is subject to regulation by, the DoC. The failure to obtain these licenses, or the revocation of one or more licenses (for example, as the result of our failure to comply with our licenses or applicable regulations), could adversely affect our ability to conduct our business. DoC regulations and license conditions provide that we must obtain prior DoC consent to certain changes in control over, or the holding of certain interests in, the Company. DoC regulations and license conditions also provide that the U.S. government may interrupt service or otherwise limit our ability to distribute satellite images to certain parties, including certain of our customers, to address national security or foreign policy concerns or because of the international obligations of the U.S. government. Actual or threatened interruptions or limitations on our service could adversely affect our ability to market our products. In addition, the DoC has the right to review and approve our agreements with foreign entities, including contracts with international customers for high-resolution imagery. We have received such approvals for the agreements in place with our existing international customers. However, such reviews could delay or prohibit us from executing new international agreements or renewals or extensions of our existing agreements, which could materially adversely affect our financial condition and results of operations. See “Government Regulation – United States – Department of Commerce Regulation.”

We have in the past and may in the future supply certain of our international customers with access to ground stations that enable these customers to downlink data directly from our satellites. Exporting these ground stations and technical information relating to these stations may require us to obtain export licenses from the DoC or the U.S. Department of State. If the DoC or the U.S. Department of State does not issue these export licenses in connection with future exports, or if these licenses are significantly delayed or contain restrictions, or if the DoC or the U.S. Department of State revokes, suspends or denies a request for renewal of existing licenses, then our business, financial condition and results of operations could be materially adversely affected. See “Government Regulation – United States – Export Controls and Security Clearance Regulation.”

We require certain facility and personnel security clearances to perform our classified U.S. government related business. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual, or NISPOM, which provides baseline standards for the protection of classified information released or disclosed to industry in connection with classified U.S. government contracts. Among other things, the NISPOM restricts the ability of non-U.S. (“foreign”) entities or individuals to hold foreign ownership, control, or influence, or FOCI, over a U.S. person performing classified work for the U.S. government, such that investments in the Company by a non-U.S. entity or individual could require prior review by the U.S. Department of Defense. The suspension or cancellation of our facility security clearances, or the inability to maintain personnel security clearances for our personnel to perform classified U.S. government contracts, could have a material adverse effect on our business and results of operations. See “Government Regulation – United States – Export Controls and Security Clearance Regulation.”

Our operation of satellites and ground stations also requires licenses from, and is subject to regulation by, the FCC. The FCC regulates the launch and operation of our satellites, the use of satellite spectrum and the licensing of our ground station terminals located within the United States. The FCC also regulates the ownership and control of its licensees, and must consent to certain changes in such ownership or control. We currently have all required FCC licenses necessary to operate our business as it is currently conducted. However, these licenses have expiration dates, which are expected to occur while the satellites and ground systems are still in use. In light of the EnhancedView contract award, which includes up to $337.0 million in cost-share funds from the NGA for the development and launch of the GeoEye-2 satellite, we are preparing an application to modify our GeoEye-1 satellite FCC license to add the GeoEye-2 satellite and associated ground stations and expect to file this application in the near future. The FCC generally renews licenses in the ordinary course, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions, or that our application to modify our GeoEye-1 satellite FCC license will be granted. Failure to renew or modify these licenses, obtain FCC authorization to launch and operate any new satellites or otherwise maintain our existing licenses (for example, as the result of our failure to comply with our licenses or applicable regulations) could have a material adverse affect on our ability to generate revenue and conduct our business as currently planned. See “Government Regulation – United States – Federal Communications Commission Regulation.”

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to ground stations within such countries. If the necessary approvals are not obtained, we will not be able to distribute real-time imagery in those regions and this inability to offer real-time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

For the year ended December 31, 2010, approximately 26 percent of our total revenues were derived from international sales. We intend to continue to pursue international contracts, and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

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

Government audits of our contracts could result in a decrease in our earnings and or have a negative effect on our cash position following an audit adjustment.

Our government contracts are subject to cost audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position.

Our effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and or rates; the results of any tax examinations; changing interpretations of existing tax laws or regulations; changes in estimates of prior years’ items; acquisitions; changes in our corporate structure; and changes in overall levels of income before taxes. All of these factors may result in periodic revisions to our effective income tax rate.

We may pursue acquisitions, investments, strategic alliances and joint ventures, which could affect our results of operations.

We may engage in various transactions, including purchases or sales of assets, acquisitions of businesses, or enter into investments or contractual arrangements, such as strategic alliances or joint ventures. These transactions may be intended to result in the realization of cost savings, the generation of cash, the generation of income or the reduction of risk. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

In addition, upon consummation of an acquisition, investment, strategic alliance or joint venture, we may face challenges with integration efforts, including the combination and development of product and service offerings, sales and marketing approaches and establishment of combined operations. There can be no assurance that an acquired business will perform as expected; that we will not incur unforeseen obligations or liabilities; that the business will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; or that the rate of return from such businesses will justify the decision to invest the capital.

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

We have a substantial amount of indebtedness.

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

The terms of the Indenture will permit us and our subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness with first-priority liens or pari passu liens, which could further exacerbate the risks described above.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control.

For the year ended December 31, 2010, our interest payments totaled $44.9 million. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could have a material adverse effect on our financial condition, the value of our outstanding debt (including the Notes offered hereby) and our ability to make any required cash payments under our indebtedness.

A lowering or withdrawal of the credit ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade credit rating, and any credit rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. Any downgrade by a rating agency could decrease earnings and may result in higher borrowing costs.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your Notes without a substantial discount.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties used in our operations consist principally of satellite ground stations and terminals, production facilities and administrative and executive offices. The following table sets forth certain information about the location of each property used in our business:

Location	Sq. Ft.	Lease/Own	Purpose
Herndon, Virginia	81,236	Lease	Future headquarters to replace Dulles and Sterling, Virginia properties in 2011
Dulles, Virginia *	57,392	Lease	Satellite operations, information services and principal executive offices
Thornton, Colorado	42,106	Own	Satellite operations and production services - backup for GeoEye-1
St. Louis, Missouri	21,060	Lease	Production services
Mission, Kansas	17,493	Lease	MJ Harden aerial imagery and production services
Fairmont, West Virginia	600	Own	Ground terminal station to support OrbView-2
Fairbanks, Alaska	5,041	Lease	Ground terminal station and IKONOS backup command and control
Point Barrow, Alaska	620	Lease	Ground terminal station
Sterling, Virginia *	26,733	Lease	Administrative offices and services
McLean, Virginia	35,079	Lease	GeoEye Analytics operations
Singapore, Asia	436	Lease	Sales, marketing and customer service activities
* These facilities will be replaced with the Herndon, Virginia headquarters in 2011.

Item 3.	Legal Proceedings

In the normal course of business, we may be party to various lawsuits, legal proceedings and claims arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

Our sole class of common equity is our $0.01 par value common stock, which is listed on the NASDAQ Global Market and is listed under the symbol “GEOY.” Effective September 14, 2006, our common stock began trading as GEOY. From the period January 13, 2004, to September 13, 2006, our common stock traded over-the-counter and sales were reported on the NASDAQ bulletin board under the symbol “ORBM.” Prior to January 13, 2004, there was no established trading market for our common stock.

We had approximately 115 holders of record of our common stock at December 31, 2010, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

	2010		2009
	High	Low	High	Low
4th Quarter	$46.06	$39.86	$33.00	$24.00
3rd Quarter	40.48	30.80	26.90	21.94
2nd Quarter	32.98	26.10	28.90	19.10
1st Quarter	29.75	23.61	23.42	16.03

We have 80,000 shares of 5 percent Series A Convertible Preferred Stock, or the Preferred Stock, authorized at $0.01 par value per share, of which 80,000 shares were issued and outstanding as of December 31, 2010, with a liquidation preference of $1,000 per share.

Dividends

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. We are prohibited, with certain exceptions allowed under the debt indentures, from paying dividends under instruments governing our 2015 and 2016 Notes until the principal amount of all such notes has been repaid. These restrictions are more fully discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” below.

Cumulative dividends on the Preferred Stock are payable at a rate of 5 percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available, when, as and if declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings. On October 1, 2010, we paid $0.1 million of dividends, and as of December 31, 2010, we had $1.0 million of unpaid dividends. These dividends were paid on January 4, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Equity Awards (1)	Weighted-Average Exercise Price per Share (2)	Securities Available for Future Issuance

Equity compensation plans approved by security holders	1,704,389	$21.67	1,086,237
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,704,389	$21.67	1,086,237

(1)	Includes stock options, time-based nonvested stock, time-based director stock units, performance-based restricted stock units and performance-based nonvested stock awards.
(2)	Includes weighted-average exercise price of outstanding stock options only.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period December 31, 2005, to December 31, 2010, with the cumulative total return on the NASDAQ Global Market Index and with a selected peer group consisting of us and other companies we deem to be comparable. The peer group consists of the following publicly traded technology and government contracting companies: AeroVironment, Inc., Applied Signal Technology, Inc., Costar Group, Inc., Cubic Corporation, DigitalGlobe, Inc., Neustar, Inc., Savvis, Inc., Trimble Navigation Limited, Tyler Technologies, Inc. and Viasat, Inc. The peer group is consistent with that in our 2009 Form 10-K, with the exception of the removal of Argon ST, Inc. from the peer group. This graph (i) assumes the investment of $100 on December 31, 2005 in our Common Stock, the NASDAQ Global Select Index and the peer group identified above and (ii) assumes that dividends are reinvested.

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2010

	Base Period	Year Ending December 31,
Company / Index	December 31, 2005	2006	2007	2008	2009	2010
GeoEye, Inc.	$100.00	$176.71	$307.31	$175.62	$254.61	$387.12
NASDAQ Global Select	100.00	113.57	127.29	75.22	110.99	130.77
Peer Group	100.00	124.68	130.60	102.69	120.21	157.98

The information under “Stock Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in those filings.

Item 6.	Selected Financial Data

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2010, which has been derived from the audited consolidated financial statements of GeoEye, Inc. The following consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Revenues	$330,345	$271,102	$146,659	$183,023	$151,168

Income before (provision) benefit for income taxes	$47,989	$14,488	$10,348	$68,005	$20,004
Net income	24,637	32,061	26,615	28,470	2,974
Net income available to common stockholders	22,747	32,061	26,615	28,470	2,974

Earnings per common share - basic	$1.05	$1.71	$1.48	$1.62	$0.17
Earnings per common share - diluted	1.02	1.55	1.36	1.44	0.16

Total assets	$1,269,085	$947,207	$794,605	$853,090	$752,601
Long-term debt	508,160	380,594	247,502	246,789	246,075
Stockholders' equity	443,243	279,955	230,404	193,209	153,327

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Industry Factors

Business Strategy

We believe we are well positioned as a leading global provider of imagery and imagery information services due to our broad range of imagery collection assets, world class image processing and production facilities, and a strong global distribution network. Key elements of our strategy to take advantage of our competitive position and grow our business include:

•
Expand our satellite constellation. With the NGA EnhancedView award, we will continue to develop and grow our constellation and add capacity to serve our customer base and expand our services. GeoEye-2 is currently under construction and as of December 31, 2010, we have spent $309.9 million on development. Our recent $3.8 billion EnhancedView award from the NGA included up to a $337.0 million cost-share to help fund the development of GeoEye-2. It also provided for a ten-year EnhancedView SLA for GeoEye-1 and GeoEye-2 after it is launched, and value-added services.

•
Further expand our value-added products and service offerings.  We believe our industry-leading image resolution, our proprietary production process and expert personnel establish us as a leader in the field of imagery production and enhancement. We also expanded the production capacity of our facilities housing our classified and multi-source production operations. Our recent acquisition of SPADAC, Inc. allows us to provide customers with analytical services that can be used for mission critical and commercial needs. We believe these and continued investments in our imagery enhancement and production capabilities will enable us to serve the next-generation demand for customer specific satellite imagery products and services.

•
Further commercialize our industry-leading high-resolution imagery.  We plan to develop new platforms and distribution technologies to make our imagery and products more accessible to our current and potential customers. For example, our EyeQ Web-based services platform sells imagery and other location intelligence based on multi-year subscriptions and seat licenses, rather than selling imagery pixels by the square kilometer. EyeQ also offers a Web interface with tools that function as our customers’ data center. EyeQ can serve up imagery and other content for our customers to access via their own data network and for delivery to their customers and partners.

•
Expand our existing, geographically diverse customer base. We will continue to build on our existing relationships with our customers and our international resellers so that we can offer value-added products and services to meet their growing needs. We remain committed to growing our geographically diverse customer base and driving growth through the continued development of our relationships with international resellers and international ground stations.

•
Continue to deliver quality and timely imagery. Our ability to provide high-quality, accurate imagery to our customers in a timely manner is the foundation of our business. We plan to continue to provide high-quality imagery and production services to our customers by means of GeoEye-1 and, once it is launched, GeoEye-2. We also plan to deploy capital into research and development to augment and enhance our ability to serve our customers.

Industry Factors

The geospatial technologies industry is affected by many different factors. Factors that drive market demand for our products and services include, but are not limited to, increased demand for technologies in response to national defense and environmental observation initiatives, commercial demand for satellite mapping technologies, global infrastructure project initiatives and advances in communication technologies. Factors that could negatively affect market demand for our products and services include, but are not limited to, U.S. and foreign governments developing and launching their own imagery programs, the proliferation of competing surveillance technologies such as unmanned aerial vehicles, U.S. export constraints and decreasing federal and international budgets.

As with any industry there are trends, both positive and negative, that can have an impact on the commercial imagery data providers. Positive trends include the following:

•
We expect that due to geopolitical uncertainty, global terrorist activity, changing climate trends and large natural disasters, there will be continued demand from both U.S. and international government agencies for up-to-date and accurate digital imagery and digital mapping databases. Defense personnel may be called upon to deploy to support actions in hostile environments or to respond to natural disasters, and combat mission planners will require the latest geospatial information. Our customers in countries around the world will continue to need to monitor their borders and the other areas of political and economic interest.

The frequency of natural disasters such as tsunamis, hurricanes and earthquakes has increased awareness of the utility of imagery information products for humanitarian missions and the need for geo-information in risk assessment, response and recovery. Satellite data is a valuable tool in assessing disaster response and recovery and planning logistical operations.

GeoEye is often the first to deliver commercial satellite imagery to the U.S. government, foreign governments, commercial customers and humanitarian agencies. Commercial satellite imagery was put to immediate use following the January 2010 earthquake in Haiti. In late February 2010, GeoEye provided imagery from both GeoEye-1 and IKONOS to the U.S. government after a magnitude 8.8 earthquake struck Chile. In March 2010, the entire world saw the practical application of commercial satellite imagery for understanding the extent and scope of the volcanic eruption in Iceland and the effect of its ash cloud on Western Europe. In April 2010, GeoEye provided imagery to international customers to better assess the scope and magnitude of the devastation of the earthquake in the central China city of Yu Shu. Also in April 2010, GeoEye began supplying the U.S. Coast Guard with millions of kilometers of imagery to understand the scope of the man-made oil spill disaster in the Gulf of Mexico. GeoEye continued to supply the NGA and the U.S. Coast Guard with current imagery throughout the summer so that federal agencies could make better response decisions as the crisis evolved. GeoEye-1 provided imagery for relief workers after the Pakistan floods, which began in late July 2010 following heavy monsoon rains in the Khyber, Sindh and Punjab regions of Pakistan. Over the past few months, GeoEye has supplied imagery for humanitarian support and emergency relief support for the wildfires in Colorado; the massive floods in Queensland, Australia; the catastrophic landslides in Brazil; and the earthquake and tsunami in Japan.

We believe the heightened focus on the global environment could increase use of imagery for global observation to support climate change initiatives or to verify or monitor carbon reduction projects established through legislation or done voluntarily.

•
Commercial demand for geospatial technologies continues to grow. According to an industry study, the commercial market for imagery better than three-meter ground resolution from high-resolution imaging satellites is expected to grow over the next few years. We believe that growth will be fueled in part by the broad awareness created by the online mapping search engines such as Google EarthTM and Microsoft Virtual Earth TM. Consumers are beginning to utilize location-based technologies for everything from navigation to social networking. The convergence of imagery with GPS and personal navigation devices, combined with inexpensive access to broadband communications networks, appears to have generated a development of new commercial applications incorporating imagery and imagery information products.

•
Our technology is well suited for infrastructure project management. Both satellite and aerial imagery, along with other location-based technologies, can help the U.S., other countries and large commercial enterprises achieve their infrastructure goals more efficiently and cost effectively since every infrastructure project has a reference to a physical location on the surface of the globe. According to an industry trade group, a significant portion of the new stimulus programs proposed by the current U.S. administration will require geospatial data or services, particularly in the areas of design and planning for infrastructure projects, wildfire mapping, environmental infrastructure projects, surveying and charting and airport improvements.

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

There are also some negative industry trends:

•
The U.S. government may build and launch its own classified satellite imaging program and produce imagery similar to or better than that currently provided by commercial data providers. While the current and the last two government administrations in the U.S. developed commercial remote sensing policies that are favorable for the commercial satellite imagery industry, the intelligence community may make efforts to fund satellite systems that could compete with the commercial imagery data providers. The current economic demands on the U.S. government resources and the inherent time it takes to design and deploy new imagery satellite systems may mitigate any near-term impact should the government decide to develop competing assets. However, we continue to monitor for any change in the U.S. government’s policy toward commercial imagery providers.

•
More countries are increasingly interested in developing and launching their own imagery satellite systems. According to a EuroConsult study done in January 2011, it is possible that over 30 high-resolution satellite systems could be launched and in operation across all regions in the 2013 to 2018 timeframe. While none of these imaging systems can currently match the resolution and accuracy of U.S. commercial systems, several countries are planning to launch systems with capabilities similar to our imagery assets. The development and launch of such systems does involve significant risk and uncertainty, including technological, launch and financing risk. We are mindful of this trend as we consider how best to grow our business.

•
The U.S. government is increasingly using other sensors such as unmanned aerial vehicles for more persistent surveillance. While these systems are mainly used for tactical intelligence collection and tactical and targeted munitions delivery, they can provide commanders with visibility over a smaller area of interest on a more sustained basis. We believe that our imagery and products will remain an important element in fulfilling the U.S. government’s broad imagery needs in both tactical and non-mission critical situations.

•
While not new, the U.S. government continues to place onerous restrictions on the export of space components to all countries. ITAR, created a decade ago to ensure U.S. space technology does not fall in the wrong hands, has, in effect, hampered U.S. competitiveness overseas. Such strict government licensing restricts exchange of technical data and export of commercial remote sensing hardware, such as ground stations, thereby encouraging development of foreign manufacturing capability.

•
We are mindful of overall market trends and the pressure on U.S. federal defense and intelligence budgets. While our satellite imagery business is somewhat insulated from the general economic downturn because we provide crucial information to defense and intelligence agencies around the world, economic conditions at the state and local level could affect MJ Harden, our aerial division, and it may be harder to penetrate new markets, particularly the commercial markets.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$330,345	100.0%	$271,102	100.0%	$59,243	21.9%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	104,010	31.5	94,693	34.9	9,317	9.8
Depreciation and amortization	65,262	19.8	57,166	21.1	8,096	14.2
Selling, general and administrative	57,451	17.4	46,608	17.2	10,843	23.3
Total operating expenses	226,723	68.6	198,467	73.2	28,256	14.2
Income from operations	103,622	31.4	72,635	26.8	30,987	42.7
Interest expense, net	(27,918)	(8.5)	(31,020)	(11.4)	3,102	10.0
Other non-operating expense	(24,466)	(7.4)	-	-	(24,466)	(100.0)
Gain from investments	3,200	1.0	-	-	3,200	100.0
Loss from early extinguishment of debt	(37)	(0.0)	(27,127)	(10.0)	27,090	99.9
Write-off of prepaid financing costs	(6,412)	(1.9)	-	-	(6,412)	(100.0)
Income before (provision) benefit for income taxes	47,989	14.5	14,488	5.3	33,501	231.2
(Provision) benefit for income taxes	(23,352)	(7.1)	17,573	6.5	(40,925)	(232.9)
Net income	24,637	7.5	32,061	11.8	(7,424)	(23.2)
Preferred stock dividends	(1,107)	(0.3)	-	-	(1,107)	(100.0)
	23,530	7.1	32,061	11.8	(8,531)	(26.6)
Income allocated to participating securities	(783)	(0.2)	-	-	(783)	(100.0)
Net income available to common stockholders	$22,747	6.9	$32,061	11.8	$(9,314)	(29.1)

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. The totals shown above may not appear to sum due to rounding.

Revenues

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Imagery	$249,698	75.6%	$206,417	76.1%	$43,281	21.0%
NextView cost-share	24,153	7.3	21,062	7.8	3,091	14.7
Production and other services	56,494	17.1	43,623	16.1	12,871	29.5
Total revenues	$330,345	100.0	$271,102	100.0	$59,243	21.9

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost-share revenues include the recognition of deferred revenue related to the cost-share amounts from the NGA.  Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery service, Marine Services and GeoEye Analytics. Imagery revenues increased primarily due to the increased level of deliveries to the NGA and other regional affiliate and domestic commercial customers using GeoEye-1 for the full twelve months of 2010, as compared to ten-and-a-half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009 and revenues related to the delivery of customer imagery system upgrades in 2010. NextView cost-share revenues increased in 2010 as compared to 2009 primarily due to revenue being recognized for the full twelve months of 2010, as compared to ten-and-a-half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009. Production and other services revenues increased in 2010 compared to 2009 primarily due to an increase in our value-added production services resulting from higher customer demand and system process improvements and enhancements and resulting from the commencement of our Web-based dissemination services in 2010.

Total domestic and international revenues were as follows:

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Domestic	$244,826	74.1%	$196,722	72.6%	$48,104	24.5%
International	85,519	25.9	74,380	27.4	11,139	15.0
Total revenues	$330,345	100.0	$271,102	100.0	$59,243	21.9

Domestic revenues include those from the SLA agreements, recognition of deferred revenue related to the NextView cost-share payments from the NGA, commercial imagery sales and sales of value-added products and services. Domestic revenues increased in 2010 compared to the same period in 2009, primarily due to the increase in imagery provided by GeoEye-1 under the NextView and EnhancedView SLA agreements for a full twelve months of 2010 compared to ten-and-a-half months in 2009, and an increase in deliveries to commercial customers in 2010. Additionally, there was an increase in production services due to higher customer demand and system process improvements and enhancements. International revenues include those from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers and commercial imagery sales. International revenues increased in 2010 compared to the same period in 2009, primarily due to an increase from the recognition of revenues from ground system upgrades and an increase in deliveries to regional affiliate customers, including the delivery of a customer imagery system upgrade.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Labor and overhead	$53,537	16.2%	$48,924	18.0%	$4,613	9.4%
Subcontractor	29,541	8.9	27,030	10.0	2,511	9.3
Satellite insurance	6,202	1.9	8,235	3.0	(2,033)	(24.7)
Other direct costs	14,730	4.5	10,504	3.9	4,226	40.2
Total direct costs of revenue	$104,010	31.5	$94,693	34.9	$9,317	9.8

Direct costs of revenue include the costs of operating our satellites and related ground systems, construction and ongoing costs related to our operations and maintenance contracts. Subcontractor expenses primarily include payments to third parties for support to operate the IKONOS and GeoEye-1 satellites and their related ground systems. Other direct costs include third-party costs and fees to support our satellite program and the costs associated with monitoring our ground station equipment. Labor and overhead costs increased in 2010 compared to 2009, primarily due to the increase in our value-added production services resulting from higher customer demand. Subcontractor expenses increased during 2010 compared to 2009, primarily due to 2010 costs incurred related to the GeoEye-1 satellite irregularity that occurred in the end of 2009, offset by a decrease related to one-time projects and contracts in 2009 not continued in 2010. Satellite insurance decreased during 2010 compared to the same period in 2009 due to the reduction in insurance premiums. Other direct costs of revenue increased during 2010 compared to 2009, primarily due to the costs related to the delivery of imagery system upgrades sold in the second and third quarters of 2010 and the recognition of costs of ground system upgrades that are being recognized over the combined delivery term of the service in 2010.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Depreciation	$62,620	19.0%	$54,516	20.1%	$8,104	14.9%
Amortization	2,642	0.8	2,650	1.0	(8)	(0.3)
Total depreciation and amortization	$65,262	19.8	$57,166	21.1	$8,096	14.2

Depreciation increased during 2010 compared to the same period in 2009, primarily due to the full twelve months of depreciation of GeoEye-1 in 2010, compared to ten-and-a-half months of depreciation in 2009 as a result of commencement of operations of the GeoEye-1 satellite in February 2009. Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisition of MJ Harden and Space Imaging LLC in prior years.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll, commissions, and related costs	$25,431	7.7%	$22,235	8.2%	$3,196	14.4%
Stock-based compensation	5,276	1.6	2,072	0.8	3,204	154.6
Professional fees	12,528	3.8	13,450	5.0	(922)	(6.9)
Research and development	1,647	0.5	1,399	0.5	248	17.7
Other	12,569	3.8	7,452	2.7	5,117	68.7
Total selling, general and administrative expenses	$57,451	17.4	$46,608	17.2	$10,843	23.3

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses. Total selling, general and administrative expenses increased in 2010 compared to 2009, primarily as a result of an increase in stock-based compensation and bonus expense, as well as headcount growth and business development costs related to our sales and marketing efforts to expand our product and service offerings to current and new customers. We also incurred transaction-related expenses in connection with the acquisition of SPADAC, Inc. in the fourth quarter of 2010. Additionally, we have incurred rental-related costs in the fourth quarter for our new corporate headquarters in Herndon, Virginia to accommodate our growth and to consolidate our operations.

Interest Expense, net

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Interest expense	$44,902	13.6%	$36,183	13.3%	$8,719	24.1%
Capitalized interest	(16,580)	(5.0)	(4,771)	(1.8)	11,809	247.5
Interest income	(404)	(0.1)	(392)	(0.1)	12	3.1
Total interest expense, net	$27,918	8.5	$31,020	11.4	$(3,102)	(10.0)

Interest expense, net, primarily includes interest expense on our 2015 and 2016 Notes and the interest on our previously redeemed 2012 Notes. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount. Interest expense increased during 2010 compared to 2009, primarily due to an increase in our average outstanding long-term debt. Partially offsetting this increase was a reduction in our cost of capital from a floating rate of at least 12 percent related to the 2012 Notes compared to a fixed coupon rate of 9.625 percent and 8.625 percent related to the 2015 and 2016 Notes, respectively. The increase in capitalized interest during 2010 as compared to the same period in 2009 was due to the increased construction costs of the GeoEye-2 satellite during 2010, on which interest is applied.

Other Non-Operating Expense

We recorded other non-operating expense of $24.5 million in 2010 related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Stock Purchase Agreement. The Preferred Stock Commitment fair value was marked to market and reflected as an adjustment to earnings and added to additional paid-in-capital when Cerberus purchased the Preferred Stock on September 22, 2010.

Gain from Investments

In connection with the acquisition of GeoEye Analytics, we recognized a gain of $2.5 million resulting from the increase in the estimated fair value of our non-controlling interest in SPADAC prior to the acquisition. During the third quarter of 2010, we liquidated our holdings in another cost-method investment and recorded a gain of $0.7 million.

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

Write-off of Prepaid Financing Costs

During the third quarter of 2010, we wrote-off unamortized prepaid financing costs of $6.4 million, including a $2.0 million non-refundable commitment fee, related to costs incurred on the debt financing under the Notes Purchase Agreement with Cerberus. In August 2010, the NGA awarded the Company the EnhancedView contract without a letter-of-credit requirement, and as a result, the debt facility was cancelled, and these financing costs were expensed.

Provision for Income Taxes

We recorded income tax expense of $23.4 million and income tax benefit of $17.6 million for 2010 and 2009, respectively. Tax provisions were calculated using our annual effective tax rate of approximately 48.7 percent and 38.8 percent for 2010 and 2009, respectively. The increase in our annual effective tax rate is primarily due to the non-recurring, non-deductible book charges related to the fair value adjustment of the preferred stock commitment partially offset by the tax benefit of the research and development credit. Our 2009 income tax benefit is mainly related to restored net operating losses resulting from an IRS ruling approved in October 2009.

The total federal and state net operating loss carryforwards are approximately $150.0 million and $70.3 million for 2010 and 2009, respectively. The net operating loss carryforwards will expire between tax years 2024 and 2030.  We had tax credit carryforwards of approximately $7.4 million of which $6.5 million expire on various dates through 2026.

The statutes of limitation for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2006 through 2009 have not expired; thus, these years remain subject to examination by the IRS and state jurisdictions.  Significant state jurisdictions that remain subject to examination include Colorado and Missouri for tax years 2006 through 2009 and Virginia for tax years 2007 through 2009.  For tax years for which we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

Comparison of the Results of Operations for the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$271,102	100.0%	$146,659	100.0%	$124,443	84.9%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	94,693	34.9	72,216	49.2	22,477	31.1
Depreciation and amortization	57,166	21.1	11,357	7.7	45,809	403.4
Selling, general and administrative	46,608	17.2	36,990	25.2	9,618	26.0
Inventory impairment and satellite impairment settlement	-	-	3,296	2.2	(3,296)	(100.0)
Total operating expenses	198,467	73.2	123,859	84.5	74,608	60.2
Income from operations	72,635	26.8	22,800	15.5	49,835	218.6
Interest expense, net	(31,020)	(11.4)	(11,452)	(7.8)	(19,568)	(170.9)
Other non-operating expense	-	-	(1,000)	(0.7)	1,000	100.0
Loss from early extinguishment of debt	(27,127)	(10.0)	-	-	(27,127)	(100.0)
Income before provision for income taxes	14,488	5.3	10,348	7.1	4,140	40.0
Benefit for income tax	17,573	6.5	16,267	11.1	1,306	8.0
Net income	$32,061	11.8	$26,615	18.1	$5,446	20.5

Revenues

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Imagery	$206,417	76.1%	$102,102	69.6%	$104,315	102.2%
NextView cost-share	21,062	7.8	-	-	21,062	100.0
Production and other services	43,623	16.1	44,557	30.4	(934)	(2.1)
Total revenues	$271,102	100.0	$146,659	100.0	$124,443	84.9

Imagery revenues increased primarily due to the substantial increase in levels of deliveries to the NGA using the GeoEye-1 satellite under the NextView SLA agreement, which commenced in February 2009. During the fourth quarter of 2009, we recorded reductions of revenue as a result of the GeoEye-1 satellite irregularity and contract modifications. NextView cost-share revenues are related to the recognition of deferred revenue from cost-share amounts received from the NGA, and are recognized over the useful life of the satellite. Production and other services revenues decreased in 2009 compared to 2008 primarily due to revenue decrease in the combination of our digital aerial imagery service and Marine Services, both of which have been negatively affected by the economic downturn resulting in lower sales volumes. This revenue decline was partially offset by an increase in our U.S. government and commercial based value-added production services.

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Domestic	$196,722	72.6%	$75,880	51.7%	$120,842	159.3%
International	74,380	27.4	70,779	48.3	3,601	5.1
Total revenues	$271,102	100.0	$146,659	100.0	$124,443	84.9

Domestic revenues increased in 2009 compared to 2008 primarily due to the substantial increase in levels of deliveries to the NGA using GeoEye-1 under the new SLA contract. International revenues increased in 2009 compared to the same period in 2008 primarily due to our international regional affiliates expanding their imagery demands to include access to the new GeoEye-1 satellite.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Labor and overhead	$48,924	18.0%	$27,443	18.7%	$21,481	78.3%
Subcontractor	27,030	10.0	23,828	16.2	3,202	13.4
Satellite insurance	8,235	3.0	600	0.4	7,635	1,272.5
Other direct costs	10,504	3.9	20,345	13.9	(9,841)	(48.4)
Total direct costs of revenue	$94,693	34.9	$72,216	49.2	$22,477	31.1

Labor and overhead costs increased compared to the same period in 2008 primarily due to increased labor and overhead related to the operation of the GeoEye-1 satellite, which became operational in the first quarter of 2009. Subcontractor costs increased in 2009 compared to 2008 primarily due to an increase in operational and maintenance costs to support the GeoEye-1 satellite during 2009. Satellite insurance increased compared to the same period in 2008 due to the commencement of amortization of in-orbit insurance premiums for the GeoEye-1 satellite, which began operations in February 2009. Other direct costs decreased in 2009 compared to 2008 primarily due to the impact of the sale of ground-station upgrades in 2008 that did not occur in 2009 and our decreased need to purchase IKONOS imagery from our regional affiliates for resale to other customers in 2009. Partially offsetting this decrease was an increase in 2009 related to the recognition of the costs of the ground systems upgrades that are being recognized over the combined delivery term of the service.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Depreciation	$54,516	20.1%	$8,624	5.9%	$45,892	532.1%
Amortization	2,650	1.0	2,733	1.9	(83)	(3.0)
Total depreciation and amortization	$57,166	21.1	$11,357	7.7	$45,809	403.4

The increase in depreciation in 2009 from 2008 was primarily due to the commencement of GeoEye-1 satellite operations in February 2009, when we began depreciating the GeoEye-1 satellite and the related ground systems.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll, commissions, and related costs	$22,235	8.2%	$17,465	11.9%	$4,770	27.3%
Stock-based compensation	2,072	0.8	2,905	2.0	(833)	(28.7)
Professional fees	13,450	5.0	9,127	6.2	4,323	47.4
Research and development	1,399	0.5	-	-	1,399	100.0
Other	7,452	2.7	7,493	5.1	(41)	(0.5)
Total selling, general and administrative expenses	$46,608	17.2	$36,990	25.2	$9,618	26.0

Payroll, commissions, and related costs increased in 2009 compared to 2008 primarily due to increases in headcount, commissions, and the annual performance bonus as a result of growth from the commencement of GeoEye-1 operations in 2009. The increase in professional fees compared to the same period in 2008 was primarily attributable to fees for accounting and tax services and related internal control remediation efforts and bid and proposal efforts related to new business development mainly for the EnhancedView program. Research and development expenses primarily include the cost of services and supplies in the development of the new information services business.

Inventory Impairment and Satellite Impairment Settlement

During 2008, we determined that $2.2 million of certain inventory costs related to a terminated customer contract should be written off.

During 2007, we had a post-launch on-orbit milestone payment obligation with Orbital Sciences in connection with the ongoing performance of OrbView-3 that was written off in conjunction with the loss of OrbView-3. The obligation was subsequently settled and $1.1 million was paid in April 2008.

Interest Expense, net

	For the Year Ended December 31,				Change Between 2009
	2009		2008		and 2008
	(in thousands, except percentages)
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Interest expense	$36,183	13.3%	$38,844	26.5%	$(2,661)	(6.9	) %
Capitalized interest	(4,771)	(1.8)	(22,657)	(15.4)	(17,886)	(78.9)
Interest income	(392)	(0.1)	(4,735)	(3.2)	(4,343)	(91.7)
Total interest expense, net	$31,020	11.4	$11,452	7.8	$19,568	170.9

Interest expense, net includes interest expense on our 2012 Notes and 2015 Notes, amortized prepaid financing costs, amortization of debt discount, market adjustments to fair value of the related derivative instruments and excludes capitalized interest expense associated with the construction of the satellites and related ground systems and interest income.

Interest expense, net increased primarily due to the decrease in capitalization of interest as a result of the commencement of the GeoEye-1 satellite operations in February 2009, offset by a decrease related to losses recorded on the derivative instruments in 2008 and not incurred in 2009.

Due to the issuance of the 2015 Notes in the fourth quarter of 2009, we were able to lower our cost of capital by reducing our interest rate from a floating rate of at least 12 percent to a fixed coupon rate of 9.625 percent. Interest expense related to the 2012 Notes was $26.9 million and $36.4 million for the years ended December 31, 2009 and 2008, respectively. Interest expense related to the 2015 Notes was $9.3 million for the year ended December 31, 2009.

In connection with the issuance of the 2012 Notes, we entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the 2012 Notes was fixed at 13.75 percent through July 1, 2008. In February 2008, we entered into a $250.0 million interest rate cap agreement that intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0 percent. The cap option cost was $0.5 million and was effective July 1, 2008 through January 1, 2010. As of December 31, 2009, the fair value of the interest rate cap was zero.

Interest income decreased in 2009 primarily due to lower average cash balances and lower average interest rates on cash balances during 2009 as compared with 2008.

Other Non-Operating Expense

During the fourth quarter of 2008, we impaired a cost-method investment in the amount of $1.0 million.

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

Provision for Income Taxes

We recorded an income tax benefit of $17.6 million and $16.3 million for 2009 and 2008, respectively. Tax provisions were calculated using our estimated annual effective tax rate of approximately 38.8 percent and 42.0 percent for 2009 and 2008, respectively, prior to the application of discrete items.

The total liability for unrecognized tax benefits, including interest and penalties, for 2009 and 2008 was $0.2 million and $1.4 million, respectively. During 2009, we paid certain items that were reserved, removed certain items for which we have received waivers from related jurisdictions and removed those items settled as a result of filing our 2008 income tax returns and related method changes. We recorded additional reserves related to income tax penalties and interest for state taxes and research and development credits.

On October 15, 2009, the Internal Revenue Service approved our ruling request regarding an ownership change to effectively allow us to recover $57.6 million of previously limited net operating loss generated prior to November 2004. We amended prior year federal income tax returns and will amend state income tax returns, resulting in a tax receivable of approximately $12.4 million and the remaining $24.1 million carryforward balance has been recorded as an $8.9 million deferred tax asset as of December 31, 2009. The utilization of the deferred tax asset related to the restored net operating loss carryforward is limited to approximately $4.0 million per year as part of a Section 382 ownership change. Additionally, we plan to carryback our current year loss for tax purposes and adjust the effect of prior year restatements, resulting in an income tax receivable of approximately $27.3 million, and the remaining $31.1 million carryforward balance has been recorded as an $11.8 million deferred tax asset. The total federal and state net operating loss carryforward, is approximately $55.0 million. The federal net operating loss carryforward will expire between tax years 2021 and 2029, and the state net operating loss carryforward from various jurisdictions will expire between tax years 2017 and 2029.

During 2008, we filed an application for change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service.   As a result of the filing, a Section 481(a) revenue adjustment of $48.5 million is recognized annually for tax years 2008 through 2011.  During 2010, we submitted an amendment to the original application for a change in method of tax accounting which has not been finalized as of December 31, 2010.

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

The use of adjusted EBITDA as an analytical tool has limitations, and it should not considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

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

A reconciliation of net income to adjusted EBITDA is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net income	$24,637	$32,061	$26,615
Adjustments:
Interest expense, net	27,918	31,020	11,452
Loss from early extinguishment of debt	37	27,127	-
Write-off of prepaid financing costs	6,412	-	-
Provision (benefit) for income taxes	23,352	(17,573)	(16,267)
Depreciation and amortization	65,262	57,166	11,357
Non-cash loss on inventory and investment impairments	-	-	3,154
Non-cash stock based compensation expense	6,877	2,371	3,396
Non-cash change in fair value of financial instrument	24,466	-	-
Gain from investments	(3,200)	-	-
Acquisition costs	1,167	-	-
Adjusted EBITDA	$176,928	$132,172	$39,707

Liquidity and Capital Resources

December 31,	2010	2009	2008
	(in thousands, except ratios)
Cash and cash equivalents	$283,233	$208,872	$106,733
Short-term investments	$50,124	$-	$3,813
Working capital	302,620	259,332	75,878
Current ratio	3.4:1	3.8:1	1.7:1
Year ended December 31, cash from (used in):
Operating activities	$126,693	$100,207	$(1,872)
Investing activities	(265,921)	(123,034)	(124,187)
Financing activities	213,589	124,966	6,031
Capital expenditures (included in investing activities above)	(233,736)	(79,090)	(127,937)

The Company’s principal sources of liquidity are its unrestricted cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months. However, our ability to continue to be profitable and generate positive cash flow through our operations beyond that period is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

As of December 31, 2010, we had $283.2 million of cash and cash equivalents and $50.1 million in short-term investments. During the fourth quarter, we issued $125.0 million in senior secured notes, which we will use for general corporate purposes, which may include working capital, future production and services expansion, capital expenditures and other strategic opportunities. We are in a strong cash position and continue to make prudent investments in GeoEye-2’s development and in the development of new product and service offerings to current and new customers. We will continue to fund our capital expenditures with cash flows from operating activities, proceeds from the 2015 and 2016 Notes and revenues from existing contracts. Our total long-term debt consists of $400.0 million of 2015 Notes, net of unamortized discount of $16.8 million, and $125.0 million of 2016 Notes as of December 31, 2010.

Cash Flow Items

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $126.7 million, $100.2 million and ($1.9) million in 2010, 2009 and 2008, respectively.

The increase of $26.5 million in 2010 compared to the same period in 2009 was primarily related to improved operating performance and collection of income tax refunds, offset by a decline in deferred revenues as compared to the prior year.

The increase of $102.1 million in 2009 compared to the same period in 2008 was primarily due to $31.0 million in income tax refunds for 2008 and $64.0 million in changes to the current tax receivable and deferred tax accounts offset by the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $265.9 million, $123.0 million and $124.2 million in 2010, 2009 and 2008, respectively.

During 2010, cash used in investing activities of $265.9 million was primarily attributable to capital expenditures of $233.7 million, purchases of short-term investments of $50.2 million and cash consideration of $31.5 million related to the acquisition of GeoEye Analytics. These increases were partially offset by the restricted cash proceeds of $47.8 million, which became available in 2010 to finance a portion of the costs of constructing GeoEye-2. The increase in capital expenditures of $154.6 million compared to the same period in 2009 was primarily due to expenditures related to the construction of GeoEye-2 that were incurred in 2010. In 2010, we signed a contract with Lockheed Martin Space Systems Company to build the GeoEye-2 satellite. As of December 31, 2010, we have incurred total capitalized costs of $309.9 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

In 2009, capital expenditures decreased by $48.8 million compared to the same period in 2008 primarily attributable to expenditures related to the construction of GeoEye-1 that were incurred in 2008 prior to commencement of full satellite operations in February 2009. However, we also incurred $36.9 million of capital expenditures for GeoEye-2 during 2009. In addition, there was a net transfer to restricted cash of $47.8 million in the fourth quarter of 2009 as a result of the net proceeds of the 2015 Notes that are restricted for construction of a new high-resolution satellite. We spent $66.8 million in building our next Earth-imaging satellite, GeoEye-2, through December 31, 2009.

Capital expenditures of $127.9 million for the year ended December 31, 2008, were primarily attributable to expenditures related to the construction of GeoEye-1 and its related ground system assets. However, $21.2 million of capital expenditures in 2008 was attributable to costs incurred for the construction of GeoEye-2.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $213.6 million, $125.0 million and $6.0 million in 2010, 2009 and 2008, respectively.

During 2010, we issued senior secured notes, net of underwriting and financing costs of $121.0 million, which was used for general corporate purposes, and we issued convertible preferred stock to Cerberus resulting in net proceeds of $78.0 million, after discounts. Additionally, we received funds of $19.5 million for the issuances of common stock primarily due to the exercise of warrants.

In 2009, we issued senior secured notes net of discount and net of financing costs of $377.1 million, which was used to pay for the repurchase of our 2012 Notes, plus accrued interest. In addition, we received funds in the amount of $15.4 million for the issuances of common stock primarily due to the exercise of warrants.

Long-Term Debt

In October 2010, we closed on a publicly registered debt offering of $125.0 million of our 2016 Notes due October 1, 2016. The 2016 Notes bear interest at 8.625 percent per annum. Interest payments on the 2016 Notes will be made semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may, on one or more occasions, redeem all or part of the 2016 Notes at 104.313 percent of principal for the subsequent 12-month period, at 102.156 percent of principal on October 1, 2014, for the subsequent 12-month period and at 100 percent of principal on October 1, 2015, and thereafter. The net proceeds of the 2016 Notes offering are being used for general corporate purposes, which may include working capital, future production and services expansion, capital expenditures and other strategic opportunities. The 2016 Notes are unconditionally guaranteed, jointly and severally, on a secured second-priority basis.

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015. The net proceeds of the 2015 Notes offering were used to fund the repurchase of $249.5 million in outstanding principal, or approximately 99.8 percent, of the Company’s outstanding $250.0 million 2012 Notes due July 1, 2012. The 2015 Notes bear interest at the rate of 9.625 percent per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, GeoEye, Inc. may on one or more occasions redeem all or part of the 2015 Notes at 104.813 percent of principal for the subsequent 12-month period and at 100 percent of principal on October 1, 2014, and thereafter. The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis.

As of December 31, 2010, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of original issue discount of $16.8 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of December 31, 2010, we were in compliance with all covenants associated with our borrowings.

Equity Sources and Uses

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus. The additional debt financing related to the development and launch of GeoEye-2 was necessary, because the original Request for Proposals for EnhancedView required that, upon a successful contract award, the Company would need to provide a letter of credit for the full amount of any potential cost share award for the development of GeoEye-2 that would be received from the NGA for a period of up to three years after the NGA’s certification of the satellite’s imagery. Under the Stock Purchase Agreement, Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions including a successful contract award requiring a letter of credit, up to 115,000 shares of a newly issued series of convertible preferred stock of the Company, having an initial liquidation preference of $1,000 per share. If the Company received a contract award without the letter-of-credit requirement, the Company would no longer be obligated to issue 115,000 shares of Preferred Stock to Cerberus, but Cerberus would have the option to purchase 80,000 shares of Series A Convertible Preferred Stock, or the Preferred Stock. Under the terms of the Note Purchase Agreement, at the Company’s option, and assuming a letter-of-credit requirement, Cerberus also agreed to provide the Company with debt financing of $100.0 million, contingent upon the Company receiving an award from the NGA with a letter-of-credit requirement. This letter-of-credit requirement was subsequently eliminated.

On September 22, 2010, we consummated a preferred stock issuance pursuant to the Stock Purchase Agreement with Cerberus. Pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share, resulting in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.

The issuance of 80,000 shares of Preferred Stock to Cerberus represents an ownership interest, assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 10 percent as of December 31, 2010.

The Preferred Stock will be entitled to receive a dividend at an annual rate of 5 percent, payable in kind, in cash or securities, at the Company’s option. The Preferred Stock will have a conversion price of $29.76 per share, subject to adjustment and customary anti-dilution adjustments. Holders of the Preferred Stock will vote with the Company’s common stock on an as-converted basis. However, Cerberus is not permitted to vote with the Preferred Stock to the extent it would result in Cerberus voting more than an equivalent of 19.99 percent of the Company’s outstanding voting securities. On December 17, 2010, we filed a shelf registration to register the common stock that is issuable upon the conversion of the Preferred Stock.

Contracted Backlog

We have historically had and currently have a substantial backlog, which provides some assurance regarding our future revenue expectations. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

	Backlog to be recognized:
(in millions)	2011	Beyond 2011	Total Contract Backlog
EnhancedView SLA	$150.0	$2,686.2	$2,836.2
EnhancedView cost-share amortization	-	384.0	384.0
NextView cost-share amortization	24.2	148.0	172.2
International	49.8	47.8	97.6
North American commercial	14.5	42.0	56.5
U.S. government	41.1	4.8	45.9
Total Backlog	$279.6	$3,312.8	$3,592.4

Total backlog includes all contractual commitments. These include the remaining portion of our ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts and value-added products and services, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational. In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment, as well as the design and procurement of additional infrastructure to support government operations. This award component will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. Most of our government contracts, including the EnhancedView program, are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially and adversely affect our financial condition and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in our backlog.

Capital Expenditures

For 2010, our capital expenditures included $219.9 million for satellites and ground systems and $13.8 million for property, plant and equipment.

We currently expect that total capital expenditures for 2011 will be approximately $300.0 million, of which $260.0 million should be related to our continued construction of GeoEye-2 under the EnhancedView program. Also during 2011, we expect to incur additional capital expenditures of approximately $40.0 million. Approximately $22.0 million is associated with building improvements, including the construction of a new satellite operating center, we are making to our new corporate headquarters facility. Our new lease agreement provides for a $4.9 million tenant improvement reimbursement allowance. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term. We expect to utilize the remaining reimbursement allowance during 2011. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments due by year
Contractual Obligations	2011	2012	2013	2014	2015	2016 and thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$-	$400,000	$125,000	$525,000
Interest expense on long-term debt (1)	49,281	49,281	49,281	49,281	49,281	10,781	257,186
Operating lease obligations	1,918	3,290	3,578	2,513	2,429	17,770	31,498
Purchase obligations (2)	152,075	138,713	47,956	840	560	-	340,144
Total contractual obligations	$203,274	$191,284	$100,815	$52,634	$452,270	$153,551	$1,153,828

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of December 31, 2010, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

In addition to the above, the Company has entered into commitments subsequent to December 31, 2010, totaling up to approximately $13.9 million, primarily purchase obligations, all of which expire in 2011 and 2012.

Operating Leases

We have commitments for operating leases primarily relating to equipment and office and operating facilities. We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Substantially all of these leases have lease terms ranging from three to twelve years. Some of our leases have options to renew.

Total rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $3.3 million, $2.2 million and $1.9 million, respectively.

In August 2010, we entered into a twelve-year lease agreement for a total commitment of $26.6 million for office space to relocate our corporate headquarters in Herndon, Virginia.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, revenue recognition, satellites and related ground systems, stock-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers and the provision of direct access to our satellites and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. Additionally, effective in 2010, the dissemination, hosting and analysis of imagery became a source of revenue. We enter into fixed price, unit-price and time-and-materials contracts with our customers. When recognizing revenue, we consider the following:

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

•
We recognize revenues for the sale of ground processing technology upgrades and support services based on the delivery of these products and services. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services.

We record revenues generated from the information services base service offering, including dissemination and hosting of imagery, on a straight-line basis over the subscription period.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method whereby revenue is recognized on each production contract based on either the contract price of units of production delivered during a period or upon costs to date plus an estimate of gross profit to date. Anticipated contract losses are recognized as they become known.

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

Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years. These assumptions include future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer and the timing of product deliveries. These estimates are based on the Company’s best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s contracts. We review our contract estimates on a continual basis to assess revisions in contract values and estimated costs at completion.

At times, we may receive payments from some customers in advance of providing services. Amounts received from customers pursuant to satellite access prepayment options are recorded in the consolidated financial statements as deferred revenue. These deferred amounts are recognized as revenue on a straight-line basis over the agreement terms. In addition, cost-share amounts received from the U.S. government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.

In addition, our revenue recognition policy requires an assessment as to whether the collection is reasonably assured, which requires us, among other things, to evaluate the creditworthiness of our customers. Changes in judgments in these assumptions and estimates could materially affect the timing and/or amount of revenue recognition.

Satellites and Related Ground Systems

Satellites and related ground systems are recorded at cost. The cost of our satellite includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellite and related ground systems include internal direct labor and project management costs incurred in the construction and development of our satellite and related ground systems. During the construction phase, the costs of our satellites are capitalized, assuming the eventual successful launch and in-orbit operation of the satellite. The portion of any insurance premiums associated with the insurance coverage of the launch and on-orbit commissioning period prior to a satellite reaching start of commercial operations, are capitalized in the original cost of the satellite and are amortized over the estimated life of the asset. Ground systems are placed into service when they are ready for their intended use. If a satellite were to fail during launch or while in-orbit, the resulting loss would be charged to expense in the period in which such loss was to occur. The amount of any such loss would be reduced to the extent of insurance proceeds received as a result of the launch or in-orbit failure.

Asset Impairment Assessments

Goodwill

We evaluate the carrying value of goodwill on an annual basis in the fourth quarter and when events and changes in circumstances indicate that the carrying amount may not be recoverable. In assessing the recoverability of goodwill, we calculate the fair market value at the Company level, which is the sole reporting unit. If the carrying value of the Company exceeds the fair market value, impairment is measured by comparing the derived fair value of goodwill to its carrying value, and any impairment determined is recorded in the current period. An impairment test was performed on recorded goodwill and it was determined that no impairment existed as of December 31, 2010.

Long-Lived Assets

In assessing the recoverability of our satellites, fixed assets and other long-lived assets, we evaluate the recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be affected by, among other things, changes in estimates of the useful lives of the assets (for example, degradation in the quality of images downloaded from the satellite), changes in estimates of our ability to operate the assets at expected levels (for example, due to intermittent loss of satellite transmissions) and the loss of one or several significant customer contracts.

Satellites and other property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. We estimate the useful lives of our satellites for depreciation purposes based upon an analysis of each satellite’s performance, including its orbital design life and its estimated service life. The orbital design life of a satellite is the length of time that the manufacturer has contractually committed that the satellite’s hardware will remain operational under normal operating conditions. In contrast, a satellite’s service life is the length of time the satellite is expected to remain operational as determined by remaining fuel levels and consumption rates. Our in-orbit satellites generally have operational lives of nine years and service lives as high as thirteen years. The useful depreciable lives of our satellites are generally the operational lives.

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

Income Taxes

Income tax provision is based on income before taxes and is computed using the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates projected to be in effect for the year in which the difference is expected to reverse. Significant judgment is required in the calculation of our tax provision and the resultant tax liabilities and in the recoverability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating loss and credit carryforwards. As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. This assessment requires significant judgment. We evaluate the recoverability of our deferred tax assets based in part on the existence of deferred tax liabilities that can be used to realize the deferred tax assets. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed more likely than not that certain tax positions will be sustained. Under ASC 740, a valuation allowance is required when it is more likely than not that all, or a portion, of the deferred tax asset will not be realized. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We evaluate our tax positions to determine if it is more likely than not that a tax position is sustainable, based solely on its technical merits, presuming the taxing authorities’ full knowledge of the position and having access to all relevant facts and information. When a tax position does not meet the more-likely-than-not standard, a liability is recorded for the entire amount of the unrecognized tax benefit. Additionally, for those tax positions that are determined more likely than not to be sustainable, we measure the tax position at the largest amount of benefit more likely than not (determined by cumulative probability) to be realized upon settlement with the taxing authority.

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

Investments

We record our investments in debt securities at amortized cost or fair value, and we classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of debt securities that include commercial paper, corporate bonds, agency notes, variable rate demand notes and certificates of deposit. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale.

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

As of December 31, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities. As of December 31, 2009, we had no investments.

Recent and Pending Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. An assessment of the impact of the adoption of this accounting guidance was performed, and it was deemed to not have a material impact on our consolidated financial statements.

In October 2009, the FASB revised its guidance on accounting for revenue that contains tangible products and software. The new guidance revised the scope of software revenue guidance, such that software included together with tangible products would not be included within its scope. The revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An assessment of the impact of the adoption of this accounting guidance was performed, and it was deemed to not have a material impact on our consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt and held-to-maturity short-term investments as of December 31, 2010, are fixed-rate. At December 31, 2010, the estimated fair value of our long-term debt instruments was approximately $583.3 million, compared with a carrying value of $508.2 million, excluding the $16.8 million unamortized discount. While changes in interest rates impact the fair value of our debt and held-to-maturity short-term investments, there is no impact to earnings and cash flows, because we intend to hold these investments and carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher-income earning investments.

Effective July 1, 2008, we had entered into an interest rate cap agreement associated with the 2012 Notes that was intended to protect us from increases in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0 percent. The 2012 Notes were subject to interest rate fluctuation because the interest rate reset semi-annually for the term of the 2012 Notes. The interest rate cap agreement was outstanding until January 2010, when we paid off the remaining balance of the 2012 Notes.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations in January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited the accompanying consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 15, 2011

GEOEYE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$283,233	$208,872
Short-term investments	50,124	-
Accounts receivable - trade and unbilled receivables (net of allowances: 2010 - $957; 2009 - $923)	42,868	32,578
Income tax receivable	34,385	40,237
Restricted cash	3,952	52,268
Prepaid expenses and other current assets	16,183	16,836
Total current assets	430,745	350,791
Property, plant and equipment, net	36,591	25,381
Satellites and related ground systems, net	696,459	505,035
Goodwill	71,568	34,264
Intangible assets, net	14,943	11,685
Non-current restricted cash	10,822	13,653
Other non-current assets	7,957	6,398
Total assets	$1,269,085	$947,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,936	33,997
Current portion of deferred revenue	50,533	52,221
Current deferred tax liabilities	6,656	4,744
Current portion of long-term debt	-	497
Total current liabilities	128,125	91,459
Long-term debt	508,160	380,594
Long-term deferred revenue, net of current portion	161,673	192,313
Non-current income tax reserve	626	248
Deferred tax liabilities	21,336	2,078
Other non-current liabilities	5,922	560
Total liabilities	825,842	667,252
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock, par value $.01: 80 shares authorized; 80 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	-
Common stock, par value $.01; 50,000 shares authorized; 22,061 and 19,912 shares issued and outstanding at December 31, 2010 and 2009, respectively	221	199
Additional paid-in capital	367,723	227,988
Retained earnings	75,298	51,768
Total stockholders’ equity	443,243	279,955
Total liabilities and stockholders’ equity	$1,269,085	$947,207

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$330,345	$271,102	$146,659

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	104,010	94,693	72,216
Depreciation and amortization	65,262	57,166	11,357
Selling, general and administrative	57,451	46,608	36,990
Inventory impairment and satellite impairment settlement	-	-	3,296
Total operating expenses	226,723	198,467	123,859
Income from operations	103,622	72,635	22,800
Interest expense, net	(27,918)	(31,020)	(11,452)
Other non-operating expense	(24,466)	-	(1,000)
Gain from investments	3,200	-	-
Loss from early extinguishment of debt	(37)	(27,127)	-
Write-off of prepaid financing costs	(6,412)	-	-
Income before (provision) benefit for income taxes	47,989	14,488	10,348
(Provision) benefit for income taxes	(23,352)	17,573	16,267
Net income	24,637	32,061	26,615
Preferred stock dividends	(1,107)	-	-
	23,530	32,061	26,615
Income allocated to participating securities	(783)	-	-
Net income available to common stockholders	$22,747	$32,061	$26,615

Earnings per share
Earnings per common share - basic	$1.05	$1.71	$1.48
Earnings per common share - diluted	$1.02	$1.55	$1.36
Shares used to compute basic earnings per share	21,622	18,753	17,983
Shares used to compute diluted earnings per share	22,250	20,685	19,558

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained
			Series A Convertible		Additional	Earnings	Total
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(In thousands, except share amounts)
Balance as of December 31, 2007	17,868	$179	-	$-	$199,938	$(6,908)	$193,209
Net income	-	-	-	-	-	26,615	26,615
Warrants exercised	513	5	-	-	7,044	-	7,049
Issuance of common stock	41	-	-	-	135	-	135
Stock-based compensation	-	-	-	-	3,396	-	3,396
Balance as of December 31, 2008	18,422	184	-	-	210,513	19,707	230,404
Net income	-	-	-	-	-	32,061	32,061
Warrants exercised	1,407	14	-	-	14,632	-	14,646
Issuance of common stock	94	1	-	-	749	-	750
Surrender of common stock to cover employees' minimum tax liability	(14)	-	-	-	(277)	-	(277)
Stock-based compensation	3	-	-	-	2,371	-	2,371
Balance as of December 31, 2009	19,912	199	-	-	227,988	51,768	279,955
Net income	-	-	-	-	-	24,637	24,637
Warrants exercised	1,832	18	-	-	18,305	-	18,323
Issuance of common stock	319	4	-	-	10,426	-	10,430
Surrender of common stock to cover employees' minimum tax liability	(3)	-	-	-	(137)	-	(137)
Foreign currency translation adjustment	-	-	-	-	(56)	-	(56)
Stock-based compensation	1	-	-	-	6,877	-	6,877
Issuance of preferred stock	-	-	80	1	104,320	-	104,321
Preferred stock dividends	-	-	-	-	-	(1,107)	(1,107)
Balance as of December 31, 2010	22,061	$221	80	$1	$367,723	$75,298	$443,243

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$24,637	$32,061	$26,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,262	57,166	11,357
Non-cash recognition of deferred revenue	(31,733)	(24,477)	-
Non-cash amortization of deferred costs	4,337	1,645	-
Amortization of debt discount and issuance costs	3,529	3,356	3,531
Amortization of premium/discount on investments	64	-	-
Loss from early extinguishment of debt	37	27,077	-
Bad debt expense and other	315	194	29
Asset impairment	-	-	3,154
Change in fair value of financial instruments	24,466	11	2,408
Write-off of prepaid financing costs	6,412	-	-
Gain from investments	(3,200)	-	-
Deferred income taxes	23,342	5,637	(23,004)
Stock-based compensation	6,877	2,371	3,396
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable and other current assets	(6,729)	(12,474)	(8,302)
Net transfer from (to) restricted cash	2,831	(17,605)	-
Other assets	(4)	329	(2,549)
Accounts payable, accrued expenses and current liabilities	2,098	(8,768)	6,613
Income taxes receivable / payable and reserves	5,477	4,619	(61,431)
Deferred revenue and other long-term liabilities	(1,325)	29,065	36,311
Net cash provided by (used in) operating activities	126,693	100,207	(1,872)
Cash flows from investing activities:
Capital expenditures	(233,736)	(79,090)	(127,937)
Net transfer from (to) restricted cash	47,757	(47,757)	-
Proceeds from sale of investment	1,700	-	-
Redemptions of short-term investments	-	3,813	3,750
Purchases of short-term investments	(50,188)	-	-
Payment for SPADAC acquisition, net of cash acquired	(31,454)	-	-
Net cash used in investing activities	(265,921)	(123,034)	(124,187)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	120,962	377,094	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	77,761	-	-
Preferred stock dividend payments	(100)	-	-
Repayment of long-term debt	-	(266,965)	-
Prepaid financing costs for preferred stock	(4,547)	-	-
Net transfer from (to) restricted cash from (for) debt extinguishment	35	(559)	-
Proceeds from exercise of stock options and warrants	19,478	15,396	6,031
Net cash provided by financing activities	213,589	124,966	6,031
Net increase (decrease) in cash and cash equivalents	74,361	102,139	(120,028)
Cash and cash equivalents, beginning of period	208,872	106,733	226,761
Cash and cash equivalents, end of period	$283,233	$208,872	$106,733

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$21,598	$35,161	$11,718
Income taxes paid	17,969	3,215	67,340
Transfer of derivative liability to preferred stock value	26,560	-	-
Non-cash surrender of common stock to cover employees' minimum tax liability	(137)	(277)	-
Non-cash issuance of common stock for services provided	250	-	-
Common stock issued for SPADAC acquisition	9,026	-	-
Non-cash dividend accrual	1,007	-	-

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(1)	Business

GeoEye is a leading commercial provider of high-accuracy, high-resolution Earth imagery and a provider of image-processing services and geospatial information services to U.S. and foreign government defense and intelligence organizations, domestic federal and foreign civil agencies and commercial customers. We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four state-of-the-art high-resolution image processing and production facilities. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, in addition to our own, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own. Our satellite and aerial imagery products and services provide our customers with timely and accurate location intelligence, enabling them to analyze geospatial information and monitor and map areas of interest to their needs and demands. We serve a growing global market that requires high-resolution imagery and precision mapping products for applications such as national defense and intelligence, online mapping, environmental monitoring and resource management, energy exploration, asset monitoring, urban planning, infrastructure planning and monitoring, disaster preparedness and emergency response. We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—and our color digital imagery library differentiate us from our competitors. This combination enables us to deliver a comprehensive range of imaging products and services to our diverse customer base. We serve both domestic and international customers with products and services, with our principal customer being the U.S. government. In 2010, the U.S. government represented approximately 66 percent of our total revenues.

(2)	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of GeoEye and all of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. Additionally, effective in 2010, the dissemination and hosting of imagery became a source of revenue.

We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery.

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer. To determine revenue recognition for multiple element arrangements, we consider whether individual customer arrangement elements have value to the customer on a standalone basis, whether there is objective and reliable evidence of fair value of undelivered item(s) and, whether the arrangement includes a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services, and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services. Effective with the adoption of FASB’s revised guidance on revenue from multiple deliverable arrangements, the inability to determine the fair value of undelivered item(s) will no longer preclude our ability to separate deliverables in multiple element arrangements. Instead, management’s estimated selling price will be used to allocate the contract value among the deliverables, assuming all other separation criteria are met. This revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Our current assessment is that the introduction of this accounting guidance will not materially impact our consolidated financial statements.

We record revenues generated from the information services base service offering, including dissemination and hosting of imagery, on a straight-line basis over the subscription period.

Deferred revenue represents receipts in advance of the delivery of imagery or services. Revenue for other services is recognized as services are performed. In addition, cost-share amounts received from the U.S. government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Costs associated with products not yet delivered at year-end are recorded as work in progress. Costs of $0.1 million and $1.8 million were recorded in work in progress at December 31, 2010 and 2009, respectively. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $3.4 million and $1.6 million at December 31, 2010 and 2009, respectively. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Losses recognized during 2010 and 2009 were immaterial.

Accounts receivable are stated at amounts due from customers and primarily include international customers, U.S. government customers and commercial customers. Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or for all probable losses of accounts receivable not specifically identified. Management estimates such allowances based on historical evidence, such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful. The changes in our allowance for doubtful accounts are as follows (in thousands):

Allowances for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Write-offs	Acquisitions	Balance at End of Period
Year ended December 31, 2008	$738	183	(183)	-	$738

Year ended December 31, 2009	$738	194	(9)	-	$923

Year ended December 31, 2010	$923	366	(332)	-	$957

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award at the grant date, and the associated expense, net of estimated forfeitures, is recognized ratably over the requisite service period, which is generally the maximum vesting period of the award. Further information regarding stock-based compensation can be found in Note 19, “Stock Incentive Plans.”

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. These investments generally consist of money market investments.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of December 31, 2010, the Company had $14.8 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.0 million is available within one year and is classified as current, and the remaining $10.8 million is available through 2022.

In connection with the issuance of the 2015 Notes in 2009 (see Note 14), the Company deposited $47.8 million of the net proceeds into a restricted cash account. During the third quarter of 2010, these restricted proceeds were used to finance a portion of the costs of constructing a new high-resolution satellite.

Investments

We record our investments in debt securities at amortized cost or fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of debt securities that include commercial paper, corporate bonds, agency notes, variable rate demand notes and certificates of deposit. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale.

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

As of December 31, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities. As of December 31, 2009, we had no investments.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are placed in or with various financial institutions. We have not experienced losses on such accounts and do not believe we have any significant risk in this area.

Much of the Company’s revenues are generated through contracts with the U.S. government. U.S. government agencies may terminate or suspend their contracts at any time, with or without cause, or may change their policies, priorities or funding levels by reducing agency or program budgets or by imposing budgetary constraints. If a U.S. government agency terminates or suspends any of its contracts with the Company, or changes its policies, priorities or funding levels, these actions could have a material adverse effect on the business, financial condition and results of operations. Imagery contracts with international customers generally are not cancelable pursuant to the terms of such contracts.

Satellites and Related Ground Systems and Property, Plant and Equipment

Satellites and related ground systems and property, plant and equipment are recorded at cost. The cost of our satellites includes capitalized interest cost incurred during the construction and development period. In addition, capitalized costs of our satellites and related ground systems include internal direct labor and project management costs incurred in the construction and development of our satellite and related ground systems. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred.

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

Depreciation and amortization are provided using the straight-line method as follows:

Asset	Estimated Useful Life
Buildings	15 to 40 years
Furniture, computers, equipment and software	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 3 to 12 years
Vehicles	5 years
Airplanes	15 years
Ground systems	8 years
Satellites	9 years

Satellite Insurance

We maintain in-orbit insurance policies covering our GeoEye-1 and IKONOS satellites. We capitalize the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our commercial satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that will be amortized over the estimated life of GeoEye-1, which is nine years. Following launch and in-orbit commissioning, insurance premium amounts related to in-orbit operations are charged to expense ratably over the related policy periods.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of December 31, 2010, we carried $255.8 million in-orbit insurance for GeoEye-1, comprised in part by $135.5 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications; of such coverage, $50.0 million expires on September 6, 2011, and $85.5 million expires on December 1. 2011. We also carry $120.3 million of insurance in the event of a total loss of the satellite, which expires December 1, 2011.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $9.0 million of in-orbit coverage which expires on December 1, 2011.

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined based upon a third-party valuation and evaluation of other information. Goodwill is not amortized but is tested on an annual basis for impairment in the fourth quarter and whenever events and changes in circumstances suggest that the carrying amount may not be fully recoverable.

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

Research and Development Costs

We record as research and development expense all internal and external services and supplies costs incurred in the development of the new information services business. The Company incurred $1.6 million and $1.4 million in research and development costs for the years ended December 31, 2010 and 2009, respectively. Research and development costs were not significant for the year ended December 31, 2008. Any research and development expenses incurred are included in selling, general and administrative expenses in our consolidated statement of operations.

Preferred Stock

In September 2010, the Company issued Series A Convertible Preferred Stock, or the Preferred Stock, par value of $.01 per share. Cumulative dividends on the Preferred Stock are payable at a rate of 5 percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available therefore, when, as and if declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income available to common shareholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock (using the treasury stock method). For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

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

Interest and penalty expenses related to uncertain tax positions are recorded as part of the provision for income taxes.

Recent and Pending Accounting Pronouncements

In October 2009, the FASB issued revised guidance on revenue from multiple deliverable arrangements including principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the allocation of the consideration. Additionally, this revised guidance requires an entity to allocate revenue in multiple-element arrangements using estimated selling prices of deliverables if vendor-specific or other third-party evidence of value is not available. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. An assessment of the impact of the adoption of this accounting guidance was performed, and it was deemed to not have a material impact on our consolidated financial statements.

In October 2009, the FASB revised its guidance on accounting for revenue that contains tangible products and software. The new guidance revised the scope of software revenue guidance, such that software included together with tangible products would not be included within its scope. The revised guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. An assessment of the impact of the adoption of this accounting guidance was performed, and it was deemed to not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, it requires reporting entities to 1) disclose separately the amount of significant transfers into and out of Level 1 and Level 2 fair-value measurements and to describe the reasons for the transfers and 2) provide information on purchases, sales, issuances and settlements on a gross basis rather than net in the reconciliation of Level 3 fair- value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair-value measurements disclosures that are effective for fiscal years beginning after December 15, 2010. The adoption of the updated guidance did not have an effect on the Company’s consolidated results of operations, financial condition or cash flows during 2010.

(3)	NextView Program

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

Under the NextView contract, the NGA agreed to support the project with a cost-share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost-share obligation in full. GeoEye had deferred recognition of the cost-share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During the years ended December 31, 2010 and 2009, we recognized $24.2 million and $21.1 million, respectively, of deferred revenue under the NextView contract. The Company built, launched and deployed GeoEye-1 for less than the maximum cost specified in the NGA contract. As a result, we credited a portion of the NGA’s cost-share payments, approximately $20.0 million, against imagery purchase obligations during 2009.

On December 9, 2008, we entered into the NextView Service Level Agreement, or SLA, with the NGA under which the NGA agreed to purchase GeoEye-1 imagery from us through November 30, 2009. On September 1, 2009, the NGA extended the SLA through March 31, 2010. In addition, the NGA modified the SLA on March 1, 2010, giving the NGA the option to extend the term of the SLA beyond March 31, 2010. The SLA was extended through August 31, 2010. The NextView SLA provided for monthly payments of $12.5 million, subject to a maximum reduction of 10 percent based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. On August 6, 2010, the NGA awarded us a new contract under the EnhancedView program, which includes the EnhancedView SLA on terms similar to the NextView SLA. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $99.2 million and $124.9 million of imagery revenue under the NextView SLA during the years ended December 31, 2010 and 2009, respectively.

(4)	EnhancedView Program

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion over ten years, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including Web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense.

The award provides for a new satellite imagery delivery SLA with the NGA valued at up to $2.8 billion. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent based on performance metrics. Under the EnhancedView SLA, when GeoEye-2 becomes operational, which we currently expect will occur in 2013, payments under the award will increase by an additional $15.3 million per month ($183.6 million per year). The term of the EnhancedView SLA is one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational. At the time the final cost share payment is made, it is expected that any credits due to the government will be determined and will be factored into the final payment amount.

As part of the EnhancedView agreement, the NGA has agreed to contribute up to $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational.

The award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA. This award component includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $49.0 million of imagery revenue under the EnhancedView SLA during the year ended December 31, 2010.

(5)	Acquisitions

On December 15, 2010, the Company completed the purchase of 100 percent of the stock of SPADAC, Inc., a geospatial predictive analytics company, for a net purchase price of $44.3 million, which includes an adjustment for changes to the tangible net worth of SPADAC, as defined in the merger agreement. The purchase price consisted of $32.8 million in cash, $9.0 million in restricted stock and $2.5 million of equity in SPADAC owned by the Company prior to the acquisition. With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics. GeoEye Analytics currently provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security, enabling their customers to gain the insight they need to support mission-critical operations around the world.

In connection with the acquisition of SPADAC, the Company assumed net assets of $1.1 million, recognized $5.9 million of intangibles assets, including $3.7 million related to customer relationships, $2.0 million related to developed technology and $0.2 million related to tradenames, with estimated useful lives ranging from two to five years, and recognized $37.3 million of goodwill. None of the goodwill is expected to be deductible for income tax purposes.

Prior to the acquisition, the Company had a 4.4 percent ownership interest in SPADAC, and accounted for it as a cost-method investment. On the acquisition date, we recognized a gain of $2.5 million resulting from the increase in the fair value of our non-controlling interest in SPADAC prior to the acquisition. This gain was reported within gain from investments in the consolidated statement of operations.

The Company’s consolidated financial statements include the operating results of GeoEye Analytics from the date of the acquisition. Pro forma results of operations for this acquisition have not been presented because the financial impact to the Company’s consolidated results of operations is not material.

The Company recognized $1.2 million of acquisition-related costs in 2010 as a result of this acquisition. These costs were expensed in the period incurred and reported in the Company’s consolidated statement of operations in selling, general and administrative expenses.

(6)	Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008, there were no material differences between net income as reported and comprehensive income.

(7)	Earnings per Share

Basic earnings per share, or EPS, is computed based on the weighted-average number of the Company’s Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding and other dilutive securities. Securities that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and diluted EPS pursuant to the two-class method. The Company’s preferred shares are participating securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For The Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$24,637	$32,061	$26,615
Preferred stock dividends	(1,107)	-	-
	23,530	32,061	26,615
Income allocated to participating securities	(783)	-	-
Net income available to common stockholders	$22,747	$32,061	$26,615

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	21,622	18,753	17,983
Dilutive effect of:
Warrants	118	1,710	1,344
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	510	222	231

Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,250	20,685	19,558

For the year ended December 31, 2010, 2.7 million potential common shares from the conversion of preferred stock and 0.3 million stock options and nonvested stock awards were excluded from the computation of dilutive EPS because the effect would have been anti-dilutive. For the years ended December 31, 2009 and 2008, outstanding stock options to purchase 0.2 million and 0.1 million of our common stock, respectively, were excluded from the computation of dilutive EPS, because the effect would have been anti-dilutive. See Note 19, “Stock Incentive Plans,” for information on option exercise prices and expiration dates and restricted stock units.

(8)	Investments

As of December 31, 2010, short-term investments consisted of the following (in thousands):

		Gross unrecognized
	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	10,000	-	-	10,000

Held-to-maturity securities:
Commercial paper	19,969	4	-	19,973
Corporate bonds	5,155	5	-	5,160
Agency notes	5,000	-	-	5,000
Certificates of deposit	10,000	-	-	10,000

Total short-term investments	50,124	9	-	50,133

As of December 31, 2010, there were no other-than-temporary impairments of the Company’s investments.

(9)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Land and buildings	$7,297	$7,239
Furniture, computers, equipment and software	42,724	31,970
Leasehold improvements	3,460	3,342
Vehicles and airplanes	2,228	2,096
Accumulated depreciation	(29,467)	(20,419)
Subtotal	26,242	24,228
Property, plant and equipment in process	10,349	1,153
Property, plant and equipment, net	$36,591	$25,381

Depreciation expense was $9.2 million, $7.7 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(10)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Satellites	$414,158	$416,658
Ground systems	89,268	83,728
Accumulated depreciation	(118,198)	(64,827)
Subtotal	385,228	435,559
Satellites and ground systems in process	311,231	69,476
Satelllites and related ground systems, net	$696,459	$505,035

Included in satellites and ground systems in process are total capitalized costs related to the Company’s development efforts to build our next Earth-imaging satellite, GeoEye-2.

Total satellite and related ground systems depreciation expense was $53.4 million, $46.8 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(11)	Goodwill and Intangible Assets

The following table contains details related to the recorded goodwill for the years ended December 31, 2010 and 2009 (in thousands):

Total
Balance, December 31, 2009	$34,264
Acquired during the year	37,304
Balance, December 31, 2010	$71,568

We performed our annual impairment test and concluded that goodwill was not impaired as of the test date.

Intangible assets consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010				2009
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Contracts/customer relationships	8.4 years	$22,671	$(10,241)	$12,430	$18,971	$(8,149)	$10,822
Developed technology	5.0 years	2,000	-	2,000	-	-	-
Trade names	5.1 years	2,293	(1,785)	508	2,093	(1,406)	687
Patents and other	5.0 years	3,396	(3,391)	5	3,396	(3,220)	176
Intangible assets, net		$30,360	$(15,417)	$14,943	$24,460	$(12,775)	$11,685

Total amortization expense related to intangible assets was $2.6 million, $2.7 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated future amortization expense related to intangible assets at December 31, 2010, is as follows (in thousands):

For the Year Ending December 31,
2011	3,481
2012	3,469
2013	3,261
2014	3,233
2015	1,332
Thereafter	167
Total expected future amortization	$14,943

(12)	Income Taxes

We file a consolidated U.S. federal income tax return with our wholly owned subsidiaries. The components of our income tax provision (benefit) are as follows (in thousands):

	2010	2009	2008
Current (provision) benefit:
Federal	$(10)	$19,893	$(6,174)
State	-	3,317	(563)
Total current (provision) benefit	(10)	23,210	(6,737)
Deferred (provision) benefit:
Federal	(20,266)	(3,296)	21,193
State	(3,076)	(2,341)	1,811
Total deferred (provision) benefit	(23,342)	(5,637)	23,004
Total (provision) benefit for income taxes	$(23,352)	$17,573	$16,267

The differences between the tax provision calculated at the statutory U.S. income tax rate and the actual tax provision are as follows (in thousands):

	2010	2009	2008
Federal tax at statutory rate	$(16,796)	$(5,071)	$(3,622)
State income taxes, net	(2,316)	(295)	(212)
Fair value adjustment of preferred stock commitment	(9,296)	-	-
Book gain on SPADAC equity	875	-	-
Change in valuation allowance	(230)	(121)	(568)
Research credits	7,995	515	-
Restored net operating losses	-	21,419	-
Uncertain tax benefits adjustment	(2,321)	1,089	24,133
Other, net	(1,263)	37	(3,464)
Total (provision) benefit for income taxes	$(23,352)	$17,573	$16,267

The components of net deferred tax (liabilities) assets were as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Deferred revenue	$75,874	$74,745
Accruals and reserves	5,741	3,622
Goodwill and intangibles	-	511
Net operating losses	56,412	21,036
Credit carryforwards, net	7,430	278
Deferred equity compensation	4,032	-
Other	454	3,375
Total gross deferred tax assets	149,943	103,567
Less: valuation allowance	(536)	(689)
Deferred tax assets	149,407	102,878
Deferred tax liabilities:
IRC 481(a) adjustment	(18,555)	(36,906)
Goodwill and intangibles	(1,131)	-
Property, plant and equipment	(157,455)	(72,794)
Other	(258)	-
Total deferred tax liabilities	(177,399)	(109,700)
Net deferred tax liabilities	$(27,992)	$(6,822)

In October 2009, the Internal Revenue Service approved our ruling request regarding an ownership change to effectively allow us to recover $57.6 million of previously limited net operating loss generated prior to November 2004.  The total federal and state net operating loss carryforwards are approximately $150.0 million and $70.3 million for 2010 and 2009, respectively. The net operating loss carryforwards will expire between tax years 2024 and 2030.  Certain net operating loss carryforwards that were generated at various dates prior to November 2004 (prior to December 2010 for GeoEye Analytics, Inc. acquired net operating loss carryforwards) are subject to limitations on their use pursuant to Internal Revenue Code Section 382 (Section 382) as a result of ownership changes as defined by Section 382. However, we do not expect these assets to expire unused.

As of December 31, 2010, we had tax credit carryforwards of approximately $7.4 million of which $6.5 million of these carryforwards expire on various dates through 2026. Certain business tax credit carryforwards that were generated at various dates prior to December 2008 are subject to limitations on their use pursuant to the Internal Revenue Code. However, we do not expect these business tax credits to expire unused.

The statutes of limitation for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2006 through 2009 have not expired and thus these years remain subject to examination by the IRS and state jurisdictions. Significant state jurisdictions that remain subject to examination include Colorado and Missouri for tax years 2006 through 2009 and Virginia for tax years 2007 through 2009.  For tax years for which we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

The impact of the Preferred Stock issuance (see Note 15) for income tax purposes relating to the fair value adjustment of the Preferred Stock commitment of approximately $26.6 million is not deductible for income tax purposes.

During 2008, we filed an application for a change in method of tax accounting for the NextView cost-share payments with the Internal Revenue Service.  As a result of the filing, a Section 481(a) revenue adjustment of $48.5 million is recognized annually for tax years 2008 through 2011.  During 2010, we submitted an amendment to the original application for a change in method of tax accounting which has not been finalized as of December 31, 2010.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize deferred tax assets, we consider all available evidence, both positive and negative. Accordingly, we consider past operating results, forecasts of earnings and taxable income, the reversal of temporary differences and any prudent and feasible tax planning strategies. Management believes the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The change in the valuation allowance during the year is attributable to an additional valuation allowance recorded against separate company state net operating losses for 2010 and the removal of a valuation allowance related to a deferred tax asset that was reversed in the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at beginning of year	$24	$-
Additions for tax positions in prior years	101	24
Additions for tax positions in current year	1,817	-
Balance at end of year	$1,942	$24

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense as well as any potential tax liability arising from these positions. Interest expense recorded through the income tax (provision) benefit related to uncertain tax positions was $0.5 million and $0.1 million for the years ended December 31, 2010 and 2009. Penalties expense recorded through the income tax (provision) benefit related to uncertain tax positions were negligible for each of the years ended December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $0.6 million and $0.2 million, respectively. As of December 31, 2010 and 2009, the amount of accrued penalties in the consolidated balance sheet associated with uncertain tax positions was negligible for each period.

The total amount of unrecognized tax benefits that, if recognized, would benefit the effective tax rate as of December 31, 2010 and 2009 is $1.9 million and $24 thousand, respectively. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2010 is estimated to be negligible.

(13)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accounts payable and accrued expenses	$17,246	$14,196
Accrued payroll	14,660	10,077
Accrued expenses - subcontractors	25,912	1,023
Accrued interest payable	12,111	8,701
Dividends payable	1,007	-
Total accounts payable and accrued expenses	$70,936	$33,997

(14)	Long-Term Debt

On October 8, 2010, the Company issued $125.0 million aggregate principal of 8.625 percent 2016 Notes in a publicly registered offering. Interest payments on the 2016 Notes are due semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2016 Notes at 104.313 percent of principal for the subsequent 12-month period, at 102.156 percent of principal on October 1, 2014 for the subsequent 12-month period and at 100 percent of principal on October 1, 2015, and thereafter.

The net proceeds of the 2016 Notes offering are being used for general corporate purposes, which may include working capital, future production and services expansion, capital expenditures and other strategic opportunities.

The 2016 Notes are unconditionally guaranteed, jointly and severally, on a secured second-priority basis, by all existing and future domestic restricted subsidiaries of the Company. The 2016 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors. Except for a minor investment in a foreign subsidiary, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its Guarantor Subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly owned subsidiaries.

The full principal obligation amount of $125.0 million is due upon the maturity of the 2016 Notes in October 2016.

On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625 percent 2015 Notes. Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2015 Notes at 104.813 percent of principal for the subsequent 12-month period and at 100 percent of principal on October 1, 2014 and thereafter. Proceeds from the sale of the 2015 Notes were used in part to redeem all of our Senior Secured Floating Rate Notes due 2012, or the 2012 Notes. With the issuance of the 2015 Notes during the fourth quarter of 2009 and redemption of the 2012 Notes, the Company recorded an early extinguishment of debt expense representing the remaining unamortized prepaid financing costs, unamortized discount and tender premium related to the 2012 Notes totaling approximately $27.1 million.

The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The 2015 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

The full principal obligation amount of $400.0 million is due upon the maturity of the 2015 Notes in October 2015.

The indentures governing our 2016 Notes and 2015 Notes contain a number of restrictions and covenants that, among other things, limit our ability to incur additional indebtedness. We are permitted to incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available would be less than or equal to 4.5 to 1.0, or we have availability to incur such indebtedness under certain baskets in the indenture. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization expenses, net interest income or expense, income tax expense (benefit), non-cash stock based compensation expense and other items. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. Under the indentures governing the 2016 Notes and 2015 Notes, except for certain provisions allowed under the indentures, we are prohibited from paying dividends on our common stock until the principal amounts of all such 2016 Notes and 2015 Notes have been repaid.

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

On June 29, 2005, we issued $250.0 million of Senior Secured Floating Rate Notes due July 1, 2012, or the 2012 Notes. The 2012 Notes were issued at a discount of 2.0 percent of total principal, resulting in cash proceeds of $245.0 million. The interest rate on the 2012 Notes, which reset semi-annually, was equal to the greater of six-month LIBOR or 3.0 percent plus a margin of 9.5 percent. Total interest expense related to the 2012 Notes for the year ended December 31, 2010, was negligible and for the years ended December 31, 2009 and 2008 was $26.9 million and $36.4 million, respectively. As of December 31, 2010 and 2009, the carrying value of the 2012 Notes was zero and $0.5 million, respectively.

In connection with the issuance of the 2012 Notes, the Company entered into an interest rate swap arrangement in June 2005 pursuant to which the effective interest rate under the Notes was fixed at 13.75 percent through July 1, 2008. We recorded a realized loss of $0.5 million and an unrealized loss of $1.4 million for the year ended December 31, 2008. All unrealized and realized losses are included in interest expense, net in our consolidated statement of operations. The interest rate swap agreement expired on July 1, 2008.

In February 2008, we entered into a $250.0 million interest rate cap agreement that intended to protect us from rises in interest rates by limiting our interest rate exposure to the three-month LIBOR with a cap of 4.0 percent. The cap agreement cost was $0.5 million and was effective July 1, 2008. For the year ended December 31, 2008, we recorded an unrealized loss of $0.5 million, which is included in interest expense in our consolidated statement of operations. As of December 31, 2009, the fair value of the interest rate cap was zero. The interest rate cap agreement was outstanding until January 2010 when we paid off the remaining balance of the 2012 Notes.

The composition of interest expense, net, is as follows (in thousands):

	For The Year Ended December 31,
Interest expense, net	2010	2009	2008
Interest expense	$44,902	$36,183	$38,844
Capitalized interest	(16,580)	(4,771)	(22,657)
Interest income	(404)	(392)	(4,735)
Total interest expense, net	$27,918	$31,020	$11,452

(15)	Convertible Preferred Stock

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus. The additional debt financing related to the development and launch of GeoEye-2 was necessary, because the original proposal for EnhancedView required that, upon a successful contract award, the Company would need to provide a cash secured letter of credit for the full amount of any potential cost-share award for the development of GeoEye-2 that would be received from the NGA for a period of up to three years after the NGA’s certification of the satellite’s imagery. Under the Stock Purchase Agreement, Cerberus agreed to purchase from the Company and the Company agreed to sell to Cerberus, subject to certain conditions including a successful contract award requiring a letter of credit, up to 115,000 shares of a newly issued series of convertible preferred stock of the Company, having an initial liquidation preference of $1,000 per share. If the Company received a contract award without the letter-of-credit requirement, the Company would no longer be obligated to issue 115,000 shares of Preferred Stock to Cerberus, but Cerberus would have the option to purchase 80,000 shares of the Preferred Stock. Under the terms of the Note Purchase Agreement, at the Company’s option, and assuming a letter-of-credit requirement, Cerberus also agreed to provide the Company with debt financing of $100.0 million, contingent upon the Company receiving an award from the NGA with a letter-of-credit requirement. This letter-of-credit requirement was subsequently eliminated.

The Company was awarded the EnhancedView contract without the letter-of-credit requirement; thus, the debt financing of $100.0 million was not issued and the Notes Purchase Agreement expired. During the first quarter of 2010, the Company had paid a non-refundable commitment fee of 2 percent, or $2.0 million, of the face value of the Cerberus debt financing, and incurred other costs related to the debt financing. These costs incurred with respect to the Note Purchase Agreement were written off at the time of the contract expiration. Therefore, total unamortized prepaid financing costs of $6.4 million, including the non-refundable commitment fee, were expensed in 2010.

The Preferred Stock Commitment represented an arm’s-length exchange of value between the Company and Cerberus that contained multiple elements. The Preferred Stock Commitment was comprised of a Contingent Forward Sale of 115,000 shares of Preferred Stock, a Contingent Written Call option on 80,000 shares of Preferred Stock and a $2.3 million contingent fee payment by the Company. All elements of the Preferred Stock Commitment were executed together in contemplation of each other as a single unit of account with three distinct, mutually exclusive settlement alternatives and represented an obligation of the Company to issue shares of Preferred Stock that were redeemable for cash by the Company upon conditional events that were outside of the Company’s control. We determined that this financial instrument, not in the form of a share, contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was, therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the preferred stock on September 22, 2010.

On September 22, 2010, we consummated the preferred stock issuance pursuant to the Stock Purchase Agreement with Cerberus. Pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.

The Preferred Stock is convertible on issuance, at the option of the holders. The liquidation value of $1,000 per preferred share, and the conversion rate of $29.76 per common share, allows the Preferred Stock to be initially convertible into 2.7 million shares of common stock of the Company. The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 10 percent as of December 31, 2010.

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

The holders of the Preferred Stock are entitled to receive cumulative dividends payable quarterly at the rate of 5 percent per annum of the liquidation preference of $1,000 per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available when, as and if declared by the Board of Directors of the Company. Dividends are payable quarterly in arrears on January 1, April 1, July 1 and October 1 with the first dividend payable on October 1, 2010. If not paid in cash, an amount equal to the cash dividend due will be added to the liquidation preference. The Preferred Stock shall also participate in dividends on common stock, if declared. In the event of a change in control of the Company, the dividends payable to the Preferred Stock holders shall be increased to 15 percent per annum. The Company declared dividends on the Preferred Stock of $1.1 million during 2010. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of December 31, 2010.

The holders of the Preferred Stock will vote with the common stock on an as-converted basis. However, Cerberus is not permitted to vote with the Company’s common stock to the extent it would result in Cerberus voting more than an equivalent of 19.99 percent of the Company’s outstanding voting securities. As long as Cerberus either (i) owns at least 50 percent of the Preferred Stock (or common stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 7.5 percent of the Company’s outstanding voting securities, on a fully converted basis, it will be entitled to appoint one director to the Company’s Board of Directors. In addition, as long as Cerberus either (i) owns at least 50 percent of the Preferred Stock (or common stock issuable upon conversion thereof) or (ii) owns Preferred Stock representing at least 5 percent of the Company’s outstanding voting securities, on a fully-converted basis, it will be entitled to appoint one observer to attend all meetings of the Company’s Board of Directors. In the fourth quarter of 2010, a Cerberus representative was appointed to the Company’s Board of Directors as well as one observer. On December 17, 2010, we filed a shelf registration to register the common stock that is issuable upon the conversion of the Preferred Stock.

In the event of a change in control of the Company, the holders of Preferred Stock will have the option to exchange their Preferred Stock and receive either (i) the amount and form of consideration that would have been received had such Preferred Stock been converted to common stock immediately prior to consummation of such transaction or (ii) cash in an amount equal to 115.0 percent of the then-applicable liquidation preference of such Preferred Stock, plus any declared but unpaid dividends. Until the redemption price is paid in full, the conversion amount submitted for redemption may be converted, in whole or in part, by the holder into shares of common stock of the Company.

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

Until converted by the holders of the Preferred Stock or redeemed by the Company, the Preferred Stock shall be recorded within the permanent equity section of the consolidated balance sheet of the Company as all the redemption conditions are solely within the control of the Company. On September 22, 2010, the Preferred Stock Commitment was valued at $26.6 million. This amount, which was recorded as a non-operating expense during 2010, was then transferred to additional paid-in capital upon issuance of the Preferred Stock and included in the basis of the Preferred Stock.

(16)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2010:

	Payments due by year
Contractual Obligations	2011	2012	2013	2014	2015	2016 and thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$-	$400,000	$125,000	$525,000
Interest expense on long-term debt (1)	49,281	49,281	49,281	49,281	49,281	10,781	257,186
Operating lease obligations	1,918	3,290	3,578	2,513	2,429	17,770	31,498
Purchase obligations (2)	152,075	138,713	47,956	840	560	-	340,144
Total contractual obligations	$203,274	$191,284	$100,815	$52,634	$452,270	$153,551	$1,153,828

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of December 31, 2010, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

In addition to the above, the Company has entered into commitments subsequent to December 31, 2010, totaling up to approximately $13.9 million, primarily purchase obligations, all of which expire in 2011 and 2012.

Operating Leases

We have commitments for operating leases primarily relating to office and operating facilities and equipment. We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. These leases contain escalation provisions for increases as a result of increases in real estate taxes and operating expenses. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Substantially all of these leases have lease terms ranging from three to twelve years. Some of our leases have options to renew.

Total rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $3.3 million, $2.2 million and $1.9 million, respectively.

In August 2010, we entered into a twelve-year lease agreement for a total commitment of $26.6 million for office space to relocate our corporate headquarters in Herndon, Virginia. The lease provides for a $4.9 million tenant improvement reimbursement allowance. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the lease term.

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

(17)	Employee Benefit Plan

The GeoEye Retirement Savings Plan, or the Plan, a combination employee savings plan and discretionary profit-sharing plan, covers most GeoEye employees. The Plan qualifies under section 401(k) of the Internal Revenue Code, or IRC. Under the Plan, participating employees may elect to voluntarily contribute on a pre-tax basis between 1 percent and 100 percent of their salary up to the annual maximum established by the IRC. Participating employees may also elect to contribute on an after-tax basis between 1 percent and 10 percent of their salary up to the annual maximum established by the IRC. Participants are always 100 percent vested in their accounts. Our matching contributions to the Plan are based on certain Plan provisions and at the discretion of the Board of Directors. Other than our matching obligations, profit sharing contributions are discretionary. The matching annual contribution expense was $1.4 million, $1.1 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(18)	Warrants

There were no outstanding warrants as of December 31, 2010. Of the outstanding warrants as of December 31, 2009, 1.8 million were exercised for shares of the Company’s Common Stock at $10 per share through March 25, 2010. The remaining warrants, which were immaterial, expired unexercised on March 25, 2010.

(19)	Stock Incentive Plans

Employee Stock Plans

We adopted an Employee Stock Purchase Plan, or ESPP, on July 1, 2008. The ESPP allows eligible employees to purchase common stock at not less than 85 percent of the closing fair market value of a share of the common stock on the purchase date. The ESPP is considered to be compensatory as defined under current FASB accounting guidance. Unless modified by the ESPP administrator, each offering period under the ESPP will last six months and begin on January 1 and July 1. The purchase price is established on each new purchase date. Purchases are limited to 10 percent of each employee’s eligible compensation and subject to certain IRS restrictions. In general, all of our regular full-time employees are eligible to participate in the ESPP. The ESPP provides for a maximum of 500,000 shares in the aggregate to be issued.  Of the 100,000 shares of common stock reserved for issuance under the ESPP, 22,638 shares have been issued as of December 31, 2010.

Stock Incentive Plans

In September 2006, the stockholders approved the 2006 Omnibus Stock and Performance Incentive Plan, or the 2006 Plan, which provides for the granting of a maximum of 1.7 million shares of the Company’s Common Stock in the form of equity and cash awards, including stock options, stock appreciation rights, nonvested stock, unrestricted stock, stock units and restricted stock units.  The 2006 Plan was adopted to replace the Company’s 2003 Employee Stock Incentive Plan.

In June 2010, the stockholders approved the 2010 Omnibus Incentive Plan, or the 2010 Plan, which provides for the granting of a maximum of 1.45 million additional shares of the Company’s Common Stock, subject to adjustment as provided in the 2010 Plan, to participants under the 2010 Plan in the form of equity and cash awards, including stock options, stock appreciation rights, nonvested stock, restricted stock units, deferred stock units, performance-based and other share-based awards.

During 2010, we granted awards under both the 2006 Plan and 2010 Plan.  Although future awards will be granted under the 2010 Plan, we currently have outstanding awards subject to vesting and or available for exercise under all three of our stock incentive plans.

We accounted for our stock incentive plan using the modified prospective method as of January 1, 2006. We recognize stock-based compensation expense based on the estimated grant date fair value over the requisite service period of the award. During 2010, 2009 and 2008, we recognized $6.9 million, $2.4 million and $3.4 million of stock-based compensation expense, respectively. Stock-based compensation expense of $1.6 million is included in direct costs of revenue, and $5.3 million is included in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2010.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated forfeiture rate is based on the Company’s historical experience of actual forfeitures. Information pertaining to stock options granted during the years ended December 31, 2010, 2009 and 2008 and related assumptions are noted in the following table:

	Year Ended December 31,
	2010	2009	2008
Volatility	41.84% - 52.75%	75.93% - 83.59%	50.89% - 66.83%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.77% - 3.69%	1.90% - 3.39%	1.83% - 3.84%
Expected average life	5.90 - 6.90 years	5.22 - 6.25 years	6.25 - 6.33 years
Exercise price per option	$23.91 - $44.68	$19.52 - $32.69	$15.46 - $25.98
Weighted average fair value of options granted during the year	$14.67	$15.84	$11.17

Expected Dividend Yield. We have not issued dividends on our common stock in the past nor do we expect to issue dividends in the future; as such, the dividend yield used was zero.

Expected Volatility. The expected volatility was determined using a combination of implied volatility, based on exchange-traded options for our shares, and actual historical volatility calculated over a period that we believe is representative of the expected future volatility over the expected term. We determined that blended volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The options generally have graded vesting over four years (25 percent of the options in each grant vest annually), and the contractual term is either eight or ten years.

Risk-free Interest Rate. The yield on actively traded non-inflation indexed U.S. Treasury notes was used to extrapolate an average risk-free interest rate based on the expected term of the underlying grants.

Expected Term. The expected term of options granted was determined based on historical experience of similar awards, giving consideration to contractual terms of the awards, vesting schedules and expectations of future employee behavior. The options had graded vesting over four years (25 percent of the options in each grant vest annually), and the contractual term was eight or ten years.

The following table summarizes stock option activity for the year ended December 31, 2010 (in thousands, except exercise price and contractual term data):

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted Average-Remaining Contractual Term (in Years)
Outstanding at January 1, 2010	709	$17.70
Granted	318	28.32
Exercised	(93)	12.84
Forfeited/Canceled	(26)	26.47
Outstanding December 31, 2010	908	$21.67	$19,009	6.48
Exercisable at December 31, 2010	377	$15.96	$10,054	5.15
Vested and expected to vest at December 31, 2010	877	$21.53	$18,493	6.45

The intrinsic value of options exercised during 2010, 2009 and 2008 was $2.2 million, $1.1 million and $0.2 million, respectively. As of December 31, 2010, there was $5.6 million of total unrecognized compensation costs related to nonvested stock option awards. That cost, net of forfeitures, is expected to be recognized over a weighted-average period of 2.92 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $1.5 million, $1.0 million, and $2.8 million, respectively.

Nonvested Stock

In 2010, we granted a total of 526,031 shares of nonvested stock. This included grants of (i) 285,196 shares of nonvested stock at a grant price of $25.04 to employees for exceptional performance, (ii) 201,136 shares at a grant price of $42.38 to new employees and executives of the Company hired as a result of the SPADAC acquisition, and (iii) a total of 39,699 shares, granted at prices from $28.78 to $44.02 per share, to employees and executives for a range of purposes, including promotions, new hire incentives and exceptional performance.

A summary of the status of our nonvested shares as of December 31, 2010, and changes during the year are presented below (in thousands, except fair value price data):

Nonvested Stock	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	24	$22.72
Granted	526	32.63
Vested	(15)	22.05
Forfeited/Canceled	(17)	25.04
Nonvested at December 31, 2010	518	$32.72

As of December 31, 2010, there was $12.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $1.5 million, and $0.2 million, respectively.

Restricted Stock Units

On May 6, 2010, we granted 132,373 restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. Restricted stock unit awards under the LTIP have both performance and service requirements with vesting periods of two to three years. All units granted vest, if at all, between 2011 and 2012 depending on performance measured at the end of the agreement term, at which time the vested units are converted into shares of common stock. As of December 31, 2010, no units have vested. A summary of the status of our nonvested shares as of December 31, 2010, and changes during the year is presented below (in thousands, except fair value price data):

Nonvested Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	88	$21.44
Granted	132	25.98
Forfeited	(29)	19.01
Nonvested at December 31, 2010	191	$24.91

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. We recognize compensation cost ratably over the requisite service period based on the achievement of the performance conditions and the estimated expected payout each reporting period. As of December 31, 2010, there was $4.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.29 years.

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

Deferred Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2010	71	$20.50
Granted	16	27.82
Balance at December 31, 2010	87	$21.86

(20)	Fair Value Measurements

The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. There are three levels of inputs that may be used to measure fair value:

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

As of December 31, 2010, financial assets and liabilities that were required to be measured for disclosure purposes at fair value on a recurring basis consisted of cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt.

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale securites	10,000	10,000	-	-
Senior Secured Notes (due 2016)	125,000	131,250	-	-
Senior Secured Notes (due 2015)	383,160	452,000	380,594	411,500
Senior Secured Floating Notes (due 2012)	-	-	497	497

As of December 31, 2010, our financial assets that are required to be measured for disclosure purposes at fair value are our short-term investments in variable-rate demand notes. We classified these securities as Level 2 instruments due to the usage of quoted market prices and observable market data.

The Company issued $125.0 million of 2016 Notes, due October 1, 2016, and $400.0 million of 2015 Notes, due October 1, 2015. The Company classifies the fair value measurement of the 2016 Notes and the 2015 Notes within Level 2 as the valuation inputs are determined based on quoted prices and market observable data. The fair value of the 2012 Notes as of December 31, 2009, approximated the carrying amount. The 2012 Notes were fully paid off as of January 2010.

(21)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $218.6 million, $181.9 million and $56.5 million for the years ended December 31, 2010, 2009 and 2008, representing 66 percent, 67 percent and 39 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues in 2010, 2009 and 2008.

The Company has two product lines: (a) Imagery, including the NextView cost-share and (b) Production and Other Services.

Total revenues by product lines were as follows: (in thousands):

	Year Ended December 31,
	2010	2009	2008
Imagery	$249,698	$206,417	$102,102
NextView cost-share	24,153	21,062	-
Production and other services	56,494	43,623	44,557
Total revenues	$330,345	$271,102	$146,659

Total domestic and international revenues were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$244,826	$196,722	$75,880
International	85,519	74,380	70,779
Total revenues	$330,345	$271,102	$146,659

Our property, plant and equipment and related ground systems are held domestically.

(22)	Summary of Quarterly Information (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized below (in thousands, except per share amounts):

	2010 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$80,389	$80,961	$86,452	$82,543
Income from operations	26,504	24,276	29,148	23,694
Net income (loss)	774	12,149	(6,376)	18,090
Net income (loss) available to common stockholders (1)	774	12,149	(6,475)	15,211
Earnings per share - basic (1)	0.04	0.56	(0.30)	0.70
Earnings per share - diluted (1)	0.04	0.55	(0.30)	0.68

(1)
Net income (loss) available to common stockholders and earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly net income (loss) available to common stockholders and earnings per share may not necessarily equal the total for the year.

	2009 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$45,211	$72,701	$79,941	$73,249
Income from operations	1,705	23,859	27,717	19,354
Net (loss) income	(1,737)	9,552	12,527	11,719
Earnings per share - basic	(0.09)	0.52	0.67	0.60
Earnings per share - diluted	(0.09)	0.46	0.61	0.55

(2)	In the fourth quarter of 2009, in connection with the issuance of the 2015 Notes, we recorded a pre-tax loss from early extinguishment of debt of $27.1 million.

(3)
In the fourth quarter of 2009, as a result of a favorable IRS ruling, we recorded $21.4 million of tax benefits related to the recovery of net operating losses previously limited due to an ownership change.

(4)	In the fourth quarter of 2009, we recorded pre-tax reductions of revenue of $6.1 million as a result of the GeoEye-1 satellite irregularity and contract modifications.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel. The process provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management has excluded SPADAC, Inc. (now named GeoEye Analytics) from its assessment of internal control over financial reporting as of December 31, 2010, as they were acquired by the Company during December 2010, and represent $50.5 million of total assets as of December 31, 2010 and $1.1 million of total revenues for the year ended December 31, 2010.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, using the framework set forth in the report of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in “Internal Control — Integrated Framework.”

Based on management’s assessment using the COSO criteria, and in consideration of the results of the Company’s remediation efforts with respect to internal controls over the accuracy and valuation of the provision for income taxes as discussed within Changes in Internal Control over Financial Reporting below, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, as stated in their report which appears on page 50 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

c)	Changes in Internal Control over Financial Reporting

As disclosed in the Company’s 2009 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2010, the Company reported the following material weakness in its internal control over financial reporting:

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

In September 2009, we hired a Director of Tax to prepare and facilitate all tax-related information as required to calculate the tax provision including monitoring the tax depreciation for all fixed assets, capitalized costs and associated valuation, and satellite and research and development expenses for proper treatment. In addition, the Director of Tax ensures that all information is accurately reflected and the permanent and temporary differences and uncertain tax positions are reasonable and supported. During 2010, the third-party tax expert provided the review and approval of the income tax accounting for compliance with generally accepted accounting principles and to ensure corporate compliance with tax regulations. Additionally, the Company improved the tax provision process by conducting training for key management personnel to provide insight on current tax law changes and tax regulations and to improve communication around significant transactions.

To determine if the control objective over the accuracy and valuation of the provision for income taxes was achieved as of this period, we specifically relied on the following controls:

a.
A third-party accounting firm reviewed the tax package for the year to date income tax provisions and the related deferred tax account journal entries. The income tax provision file was initially compiled and prepared by the Director of Tax. This includes the Director of Tax preparing the income tax provision workbook to ensure that all information is accurately reflected and the permanent and temporary differences and uncertain tax positions are reasonable and supported. This was then provided to the third-party accounting firm for review and completion of the income tax provision. If there are adjustments or comments, dialogue occurs between the third-party accounting firm and the Director of Tax to resolve the issues. The third-party accounting firm then prepares a memo summarizing all significant tax items for the year to date period. The third-party accounting firm then presented and reviewed the final tax provision, including provision to return adjustments, valuation of deferred tax assets, estimate of uncertain tax positions and tax memos including the memo summarizing all significant tax items with the Director of Tax, Controller and Chief Financial Officer.

b.
The third-party accounting firm prepares the tax returns and supporting schedules and provides a walkthrough of the significant assumptions and calculations to the Director of Tax, Controller and CFO. Annually, the CFO signs the tax return indicating his review and approval before filing the tax returns.

c.
Annually, usually in the third quarter, the Director of Tax and third-party accounting firm conduct an update/training for key management personnel, including the CFO, Controller and senior members of the Legal and Sales groups, to provide insight on current tax law changes/tax regulations and to improve communication around significant transactions. The session includes a written presentation of key tax items for the Company and provides a forum where GeoEye personnel can ask questions and/or discuss business activities that could be pertinent to the Company’s tax provision.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting, as it relates to the income tax provision, were operating effectively and the material weakness related to the accuracy and valuation of the income tax provision, as previously reported, has been satisfactorily remediated as of December 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited GeoEye, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GeoEye, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

GeoEye, Inc acquired SPADAC, Inc. during 2010, and management excluded from its assessment of the effectiveness of GeoEye Inc.’s internal control over financial reporting as of December 31, 2010, SPADAC Inc.’s internal control over financial reporting associated with total assets of $50.5 million and total revenues of $1.1 million included in the consolidated financial statements of GeoEye, Inc. as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of GeoEye, Inc. also excluded an evaluation of the internal control over financial reporting of SPADAC, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
March 15, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to “Proposal 1—Election of Directors,” “Corporate Governance,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to “Compensation Discussion and Analysis,” “Executive Compensation Committee Report,” “Compensation Tables” and “Compensation of Directors” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to “Independent Registered Public Accountants” in our Proxy Statement.

Item 15.	Exhibits, Financial Statement Schedules

An index to exhibits has been filed as part of this Annual Report beginning on page 83 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

By:	/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities indicated on March 15, 2011.

Signature	Table
/s/ James A. Abrahamson	Chairman of the Board
James A. Abrahamson

/s/ Matthew M. O’Connell	President, Chief Executive Officer and Director
Matthew M. O’Connell	(Principal Executive Officer)

/s/ Joseph F. Greeves	Executive Vice President and Chief Financial Officer
Joseph F. Greeves	(Principal Financial Officer)

/s/ Jeanine J. Montgomery	Vice President, Accounting and Corporate Controller
Jeanine J. Montgomery	(Principal Accounting Officer)

/s/ Joseph M. Ahearn	Director
Joseph M. Ahearn

/s/ William L. Ballhaus	Director
William L. Ballhaus

/s/ Martin C. Faga	Director
Martin C. Faga

/s/ Michael F. Horn, Sr.	Director
Michael F. Horn, Sr.

/s/ Lawrence A. Hough	Director
Lawrence A. Hough

/s/ Roberta E. Lenczowski	Director
Roberta E. Lenczowski

/s/ James M. Simon, Jr.	Director
James M. Simon, Jr.

/s/ William W. Sprague	Director
William W. Sprague

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated October 1, 2010, by and among J.P. Morgan Securities LLC, as Representative of the several Underwriters listed in Schedule 1 thereto, GeoEye, Inc. and its subsidiaries party thereto	8-K	001-33015	1.1	10/12/10

3.1a	Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware	S-1	333-122493	3.1	06/21/05

3.1b	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware	10-K	001-33015	3.1	03/15/07

3.2	Fourth Amended and Restated Bylaws of Company	8-K	001-33015	3.2	11/06/07

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed with the Secretary of the State of Delaware	8-K	001-33015	4.1	09/24/10

4.1	Specimen Common Stock Certificate	S-8	333-142758	4.4	05/09/07

4.2	Warrant Agreement with The Bank of New York, dated as of March 14, 2005	S-1	333-122493	4.10	03/21/05

4.3	Specimen Warrant Certificate with respect to Warrant Agreement dated as of March 14, 2005	S-1	333-122493	4.8	03/21/05

4.4	Indenture, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Trustee, relating to the 9.625% Senior Secured Notes due 2015	10-K	001-33015	4.14	03/12/10

4.5	Form of 9.625% Senior Secured Note due 2015	10-K	001-33015	4.15	03/12/10

4.6	Security Agreement, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Collateral Agent	10-K	001-33015	4.16	03/12/10

4.7	Registration Rights Agreement, dated as of October 9, 2009, among GeoEye, Inc., the Guarantors, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Jefferies & Company, Inc., Deutsche Bank Securities Inc., Canaccord Adams Inc., Dougherty & Company LLC and SMH Capital Inc.	10-K	001-33015	4.17	03/12/10

4.8	Indenture, dated as of October 8, 2010, between the Subsidiary Guarantors and Wilmington Trust FSB, as Trustee, relating to the 8.625% Senior Secured Notes due 2016	8-K	001-33015	4.1	10/12/10

4.9	Form of Intercreditor Agreement by and among The Bank of New York Mellon, Wilmington Trust FSB, the Company and the grantors named therein	S-3	333-169706	4.6	10/01/10

4.10	Form of 8.625% Senior Secured Note due 2016	8-K	001-33015	4.2	10/12/10

10.1+	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.1	03/15/07

10.2a+	Employment-at-Will and Retention Agreement for Matthew O’Connell	10-12G	000-50933	10.6	09/13/04

10.2b+	Amendment to Amendment to Employment Agreement By and between Matthew M. O’Connell and GeoEye, Inc. as effective October 27, 2003					X

10.3a+	Employment-at-Will Agreement for William Schuster	S-1	333-122493	10.15	02/02/05

10.3b+	Amendment to Amendment to Employment Agreement By and between William Schuster and GeoEye, Inc. as effective December 6, 2004					X

10.4+	Employment Agreement for Joseph F. Greeves	10-Q	001-33015	10.1	08/10/09

10.5a+	Employment Letter Agreement with William L. Warren					X

10.5b+	GeoEye, Inc. Amendment to the Terms and Conditions of Employment of William Warren dated as of December 24, 2008					X

10.6a+	Employment Letter Agreement with Brian E. O’Toole					X

10.6b+	GeoEye, Inc. Amendment to the Terms and Conditions of Employment of Brian O’Toole dated as of December 24, 2008					X

10.7	Form of Indemnity Agreements for Directors and Executive Officers	10-12G	000-50933	10.10	09/13/04

10.8#	Contract No. HM1573-04-C-0003 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.12	01/28/05

10.9#	Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.13	01/28/05

10.10#	Contract No. HM1573-04-3-0014 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.14	01/28/05

10.11#	Modification P00015 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.9	04/02/09

10.12	2009 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.10	04/02/09

10.13#	Modification P00023 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.11	03/12/10

10.14#	Modification P00027 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.12	03/12/10

10.15#	Modification P00028 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.13	03/12/10

10.16#	Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency	10-Q	001-33015	10.1	11/09/10

10.17#	Contract No. HM0210-10-9-0001 with U.S. National Geospatial-Intelligence Agency	10-Q	001-33015	10.2	11/09/10

10.18#	Modification P00034 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-Q	001-33015	10.15	08/09/10

10.19#	Modification P00032 to Contract HM157304C0014 of NextView contract with NGA, dated June 8, 2010	8-K	001-33015	10.1	06/09/10

10.20	Stock Purchase Agreement, dated March 22, 2010 between GeoEye, Inc. and Cerberus Satellite, LLC	8-K	001-33015	10.1	03/26/10

10.21	Notes Purchase Agreement, dated March 22, 2010 between GeoEye, Inc. and Cerberus Satellite, LLC	8-K	001-33015	10.2	03/26/10

10.22+	GeoEye, Inc. 2010 Omnibus Incentive Plan					X

10.23+	2010 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Management contract or compensatory plan or arrangement.
#	Confidential treatment requested.