Form 10-Q
period 2011-03-31
GeoEye, Inc.
filed 2011-05-10
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33015

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 Dulles Corner Boulevard	20171
Herndon, VA (Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of Common Stock, par value $0.01, as of May 6, 2011 was 22,171,924 shares.

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

Item 1.  Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$245,040	$283,233
Short-term investments	35,088	50,124
Accounts receivable - trade and unbilled receivables (net of allowances: 2011 - $874; 2010 - $957)	33,736	42,868
Income tax receivable	33,347	34,385
Restricted cash	4,207	3,952
Prepaid expenses and other current assets	17,705	16,183
Total current assets	369,123	430,745
Property, plant and equipment, net	49,936	35,924
Satellites and related ground systems, net	763,469	697,126
Goodwill	71,228	71,568
Intangible assets, net of accumulated amortization: 2011 - $16,348; 2010 - $15,417	14,012	14,943
Non-current restricted cash	9,835	10,822
Other non-current assets	7,571	7,957
Total assets	$1,285,174	$1,269,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,834	$70,936
Current portion of deferred revenue	49,684	50,533
Current deferred tax liabilities	6,656	6,656
Total current liabilities	129,174	128,125
Long-term debt	508,846	508,160
Long-term deferred revenue, net of current portion	154,266	161,673
Non-current income tax reserve	626	626
Deferred tax liabilities	28,760	21,336
Other non-current liabilities	6,291	5,922
Total liabilities	827,963	825,842
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Common stock	222	221
Additional paid-in capital	370,429	367,723
Retained earnings	86,559	75,298
Total stockholders’ equity	457,211	443,243
Total liabilities and stockholders’ equity	$1,285,174	$1,269,085

See Notes to Unaudited Condensed Consolidated Financial Statements

GEOEYE, INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues	$86,626	$80,389

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,312	24,481
Depreciation and amortization	16,726	16,022
Selling, general and administrative	14,394	13,382
Total operating expenses	62,432	53,885
Income from operations	24,194	26,504
Interest expense, net	(4,523)	(8,243)
Other non-operating expense	-	(10,474)
Loss from early extinguishment of debt	-	(37)
Income before provision for income taxes	19,671	7,750
Provision for income taxes	(7,424)	(6,976)
Net income	12,247	774
Preferred stock dividends	(986)	-
	11,261	774
Income allocated to participating securities	(1,224)	-
Net income available to common stockholders	$10,037	$774

Earnings per share
Basic	$0.46	$0.04
Diluted	$0.44	$0.04
Shares used to compute basic earnings per share	22,043	21,068
Shares used to compute diluted earnings per share	22,757	21,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$12,247	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,726	16,022
Non-cash recognition of deferred revenue	(7,926)	(7,884)
Non-cash amortization of deferred costs	1,119	1,056
Amortization of debt discount and issuance costs	925	715
Amortization of premium/discount on investments	36	-
Loss from early extinguishment of debt	-	37
Bad debt expense and other	6	325
Change in fair value of financial instrument	-	10,474
Stock-based compensation	2,845	993
Changes in assets and liabilities:
Accounts receivable and other current assets	6,696	(4,565)
Net transfer from restricted cash	732	1,005
Other assets	27	(267)
Accounts payable, accrued expenses and current liabilities	(4,607)	(837)
Income taxes receivable / payable and reserves	8,462	6,798
Deferred revenue and other long-term liabilities	34	4,794
Net cash provided by operating activities	37,322	29,440
Cash flows from investing activities:
Capital expenditures	(90,600)	(26,743)
Redemptions of short-term investments	15,000	-
Adjustment for SPADAC acquisition	340	-
Net cash used in investing activities	(75,260)	(26,743)
Cash flows from financing activities:
Prepaid financing costs	(83)	(2,888)
Preferred stock dividend payments	(1,007)	-
Proceeds from exercise of stock options and warrants, and other	835	18,828
Net cash (used in) provided by financing activities	(255)	15,940
Net (decrease) increase in cash and cash equivalents	(38,193)	18,637
Cash and cash equivalents, beginning of period	283,233	208,872
Cash and cash equivalents, end of period	$245,040	$227,509
Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$-	$35
Income taxes paid	27	3,105
Non-cash surrender of common stock to cover employees' minimum tax liability	(1,171)	(12)
Non-cash issuance of common stock for services provided	-	250
Non-cash preferred stock dividend accrual	986	-

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Business

GeoEye is a leading source of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s imagery, tools and expertise to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

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

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can serve up imagery and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns to gain insights that protect lives and mitigate risk.

We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—our color digital imagery library and our information services differentiate us from our competitors. This combination enables us to elevate insight by delivering a comprehensive range of imagery, imaging products and information services to our diverse customer base.

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. For the first quarter of 2011, U.S. government agencies represented approximately 70 percent of our total revenues.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2010, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2010, has been derived from, but does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of March 31, 2011, the Company had $14.0 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.2 million is available within one year and is classified as current, and the remaining $9.8 million is available through 2022.

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

As of March 31, 2011 and December 31, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income available to common shareholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, deferred stock units, employee stock purchase plan shares and nonvested stock (using the treasury stock method). For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. Additionally, effective in 2010, new sources of revenue include the dissemination and hosting of imagery and  the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery.  This revenue is recognized when the products are delivered to the customer and generally these arrangements are contracted for separately on a stand-alone basis.

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer in a bundled arrangement. Previously, to determine revenue recognition for multiple element arrangements, we considered whether individual customer arrangement elements had value to the customer on a standalone basis, whether there was objective and reliable evidence of fair value of undelivered item(s) and, whether the arrangement included a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) was considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services, and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services.  In other arrangements when the separation criteria are met, total arrangement consideration is allocated to each separate unit of accounting using relative fair value.  Revenues are recognized over the appropriate service period:  access and operations and maintenance are recognized over the contract term; ground processing technology upgrades are recognized when delivery and acceptance is complete.  We consider a deliverable to have standalone value if the product or service provides value to the customer independent from other elements in the arrangement or if the product or service is sold separately by us or if it could be resold by the customer.  Our revenue arrangements generally do not include a general right of return relative to the delivered products.

Beginning on January 1, 2011, we adopted on a prospective basis the guidance on revenue from multiple deliverable arrangements from the Financial Accounting Standards Board, or FASB.  With its adoption the inability to determine the fair value of undelivered item(s) will no longer preclude our ability to separate deliverables in multiple element arrangements. Instead, management’s estimated selling price will be used to allocate the contract value among the deliverables, assuming all other separation criteria are met.   We determine estimated selling price by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, estimated costs to deliver the offering(s), competition, and customer type.  As these factors evolve, we may modify our estimated selling prices in the future for purposes of allocating arrangement consideration to agreements with multiple elements.   Estimated selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our estimated selling prices and the factors that affect or determine them.   The introduction of this accounting guidance has not materially impacted our consolidated financial statements.

We record revenues generated from the information services base offering, including dissemination and hosting of imagery, on a straight-line basis over the subscription period.

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Generally these arrangements are sold on a standalone basis and are not bundled with other product offerings.  To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

Revenues for consultation and professional services are recognized into revenues as the services are performed.  Revenues from time and materials contracts are recognized based on man-hours utilized, plus other reimbursable contract costs incurred during the period.  Revenues from firm-fixed price contracts are recognized on a percentage of completion basis, utilizing the relationship of contract costs incurred and management’s estimate of total contract costs.

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

Under the NextView contract, the NGA agreed to support the project with a cost-share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost-share obligation in full. GeoEye had deferred recognition of the cost-share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During each of the three months ended March 31, 2011 and 2010, we recognized $6.0 million of deferred revenue under the NextView contract.

The NextView SLA provided for monthly payments of $12.5 million, subject to a maximum reduction of 10 percent based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $37.1 million of imagery revenue under the SLA during the three months ended March 31, 2010.

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

As part of the EnhancedView contract, the NGA has agreed to contribute up to $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational. At the time the final cost-share payment is made, it is expected that any credits due to the government will be determined and will be factored into the final payment amount.

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

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $36.4 million of imagery revenue under the EnhancedView SLA during the three months ended March 31, 2011.

(4) Investments

Short-term investments consisted of the following at March 31, 2011, and December 31, 2010 (in thousands):

		Gross unrecognized
March 31, 2011	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	$10,000	$-	$-	$10,000

Held-to-maturity securities:
Commercial paper	19,997	2	-	19,999
Corporate bonds	5,091	4	-	5,095

Total short-term investments	$35,088	$6	$-	$35,094

		Gross unrecognized
December 31, 2010	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	$10,000	$-	$-	$10,000

Held-to-maturity securities:
Commercial paper	19,969	4	-	19,973
Corporate bonds	5,155	5	-	5,160
Agency notes	5,000	-	-	5,000
Certificates of deposit	10,000	-	-	10,000

Total short-term investments	$50,124	$9	$-	$50,133

As of March 31, 2011, there were no other-than-temporary impairments of the Company’s investments.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Land and buildings	$7,297	$7,297
Furniture, computers, equipment and software	43,686	42,724
Leasehold improvements	3,460	3,460
Vehicles and airplanes	2,228	2,228
Accumulated depreciation	(31,930)	(29,467)
Subtotal	24,741	26,242
Property, plant and equipment in process	25,195	9,682
Property, plant and equipment, net	$49,936	$35,924

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process includes costs incurred in connection with the move to our new corporate headquarters and computer hardware and software costs related to the EyeQ platform. Depreciation expense related to property, plant and equipment was $2.5 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

(6)  Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Satellites	$414,158	$414,158
Ground systems	89,285	89,268
Accumulated depreciation	(131,530)	(118,198)
Subtotal	371,913	385,228
Satellites and ground systems in process	391,556	311,898
Satelllites and related ground systems, net	$763,469	$697,126

The capitalized costs of the Company’s satellites and related ground systems include internal direct labor and project management costs, internally developed software and material costs related to assets that support the satellites’ construction and development. The cost of the Company’s satellites and related ground systems also includes capitalized interest incurred during the construction, development and initial in-orbit testing period.

As of March 31, 2011, and December 31, 2010, we have incurred total capitalized costs of $389.3 million and $309.9 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2.

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of March 31, 2011, we carried $255.8 million of in-orbit insurance for GeoEye-1, comprised in part by $135.5 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications; of such coverage, $50.0 million expires on September 6, 2011, and $85.5 million expires on December 1, 2011. We also carry $120.3 million of insurance in the event of a total loss of the satellite, which expires December 1, 2011.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $9.0 million of in-orbit coverage which expires on December 1, 2011.

Total satellite and related ground systems depreciation expense was $13.3 million and $13.2 million for the three months ended March 31, 2011 and 2010, respectively.

(7)  Income Taxes

The Company’s effective tax rate was 37.7% for the three months ended March 31, 2011 and 38.3% before discrete items for the three months ended March 31, 2010. Income tax expense was $7.4 million for the three months ended March 31, 2011 and $7.0 million including discrete items for the three months ended March 31, 2010. The Company’s effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits partially offset by a related reserve, a benefit from a foreign tax rate differential, state and local income taxes, and certain expenses that are not deductible for tax purposes.

In May 2011, the Company finalized its method of tax accounting for the NextView cost-share payments with the Internal Revenue Service, or IRS.  Under the new tax accounting method, the NextView cost-share payments will effectively be treated for tax the same as they are treated for book purposes whereby amounts received from the U.S. government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.  Prior to this IRS ruling, the Company was recognizing the NextView cost-share payments for tax purposes when the Company was entitled to receive these payments from the U.S. government. The change in tax accounting method will result in a reclassification of deferred tax items and will have no material impact on cash flow or earnings.

(8)  Long-Term Debt

On October 8, 2010, the Company issued $125.0 million aggregate principal of 8.625 percent Senior Secured Notes due 2016, or the 2016 Notes, in a publicly registered offering. Interest payments on the 2016 Notes are due semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2016 Notes at 104.313 percent of principal for the subsequent 12-month period, at 102.156 percent of principal on October 1, 2014, for the subsequent 12-month period and at 100 percent of principal on October 1, 2015, and thereafter.

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

 On October 9, 2009, the Company issued $400.0 million aggregate principal, net of original issue discount of $20.0 million, of 9.625 percent Senior Secured Notes due 2015, or the 2015 Notes. Interest is payable on the 2015 Notes semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may on one or more occasions redeem all or part of the 2015 Notes at 104.813 percent of principal for the subsequent 12-month period and at 100 percent of principal on October 1, 2014, and thereafter. Proceeds from the sale of the 2015 Notes were used in part to redeem all of our Senior Secured Floating Rate Notes due 2012, or the 2012 Notes.

The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis, by all existing and future domestic restricted subsidiaries of the Company. The 2015 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors.

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Interest expense	$13,249	$10,322
Capitalized interest	(8,592)	(2,030)
Interest income	(134)	(49)
Total interest expense, net	$4,523	$8,243

Interest expense, net, for the three months ended March 31, 2011, primarily includes interest expense on our 2016 Notes and 2015 Notes. Interest expense, net, for the three months ended March 31, 2010, primarily includes interest expense on our 2015 Notes. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

(9)  Convertible Preferred Stock

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus for the sale of its Series A Convertible Preferred Stock, or Preferred Stock.  In September 2010, pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.  The Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Preferred Stock on September 22, 2010.  During the three months ended March 31, 2010, the change in the value of the financial instrument resulted in $10.5 million of other non-operating expenses.

The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11 percent as of March 31, 2011. Dividends on the Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors.  The Company declared dividends on the Preferred Stock of $1.0 million during the three months ended March 31, 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of March 31, 2011.

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

Level 1:  quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:  observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3:  unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments.

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Available-for-sale securites	$10,000	$10,000	$10,000	$10,000
Senior Secured Notes (due 2016)	125,000	132,500	125,000	131,250
Senior Secured Notes (due 2015)	383,846	453,000	383,160	452,000

We classified the above instruments as Level 2 instruments due to the usage of quoted market prices and observable market data.

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable and accrued expenses	$16,325	$17,246
Accrued payroll	8,876	14,660
Accrued expenses - subcontractors	22,216	25,912
Accrued interest payable	24,431	12,111
Dividends payable	986	1,007
Total accounts payable and accrued expenses	$72,834	$70,936

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$12,247	$774
Preferred stock dividends	(986)	-
	11,261	774
Income allocated to participating securities	(1,224)	-
Net income available to common stockholders	$10,037	$774

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,043	21,068
Dilutive effect of:
Warrants	-	418
Stock options, deferred stock units, restricted stock units,employee stock purchase plan shares and nonvested stock	714	201
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,757	21,687

For the three months ended March 31, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.1 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2010, 0.3 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2011, consisted of the following (in thousands):

Balance at January 1, 2011	$443,243
Net income for the three months ended March 31, 2011	12,247
Issuance of common stock	854
Surrender of common stock to cover employees' minimum tax liability	(1,171)
Stock-based compensation	3,071
Other adjustments	(47)
Preferred stock dividends	(986)
Balance at March 31, 2011	$457,211

During 2011, we granted a total of 129,241 shares of nonvested stock, which vest over three- to four-year periods and 135,552 stock options, which vest over a four-year period. In addition, we granted 51,945 restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. These restricted stock units have both performance and service requirements that vest over a two-year period and are subject to a three-year restriction on the sale or transfer of the shares.

Comprehensive Income

For the three months ended March 31, 2011 and 2010, there were no material differences between net income as reported and comprehensive income.

(13)  Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $60.2 million and $54.2 million for the three months ended March 31, 2011 and 2010, representing 70 percent and 67 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three months ended March 31, 2011 or 2010.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Imagery	$58,975	$59,637
NextView cost-share	6,038	6,038
Production and other services	21,613	14,714
Total revenues	$86,626	$80,389

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Domestic	$67,066	$59,779
International	19,560	20,610
Total revenues	$86,626	$80,389

Our property, plant and equipment and ground systems are held domestically.

(14)  Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations at March 31, 2011 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
Long-term debt obligations	$-	$-	$-	$-	$400,000	$125,000	$525,000
Interest expense on long-term debt (1)	49,281	49,281	49,281	49,281	49,281	10,781	257,186
Operating lease obligations	2,073	3,434	3,499	2,448	2,439	17,150	31,043
Purchase obligations (2)	142,145	127,236	17,844	840	350	-	288,415
Total contractual obligations	$193,499	$179,951	$70,624	$52,569	$452,070	$152,931	$1,101,644

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625 percent and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625 percent.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of March 31, 2011, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases for the three months ended March 31, 2011 and 2010 was approximately $1.5 million and $0.5 million, respectively.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, based on our current expectations and projections about future events, including, but not limited to, the factors set forth below, and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part 1- Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011, or 2010 Annual Report, and in our other Exchange Act filings. The forward-looking statements made in this Quarterly Report on Form 10-Q reflect our intentions, plans, expectations, assumptions and beliefs about future events. Our actual results, performance or achievements could be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained, and that any deviations will be material. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any changes in our expectations or any change in events, conditions or circumstances on which any statement is based.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2010 Annual Report. In preparing the discussion and analysis contained in this Item 2, we assume that readers have read or have access to the discussion and analysis contained in the 2010 Annual Report and in our other Exchange Act filings. In addition, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and “Part I — Item 1A — Risk Factors,” which describes key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report.

Overview

GeoEye is a leading source of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s imagery, tools and expertise to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. We own one of the world’s largest libraries of commercial color digital satellite imagery; it contains more than 535 million square kilometers of color imagery of the Earth.

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We believe we are the only major commercial imagery satellite operator that can produce imagery from multiple satellite sources in addition to our own.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can serve up imagery and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns to gain insights that protect lives and mitigate risk.

We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—our color digital imagery library and our information services differentiate us from our competitors. This combination enables us to elevate insight by delivering a comprehensive range of imagery, imaging products and information services to our diverse customer base.

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information. Additionally, effective in 2010, new sources of revenue include the dissemination and hosting of imagery and  the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

Our Web site is www.geoeye.com. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. This reference to our Web site is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the Web site into this Form 10-Q or our other filings with the SEC.

Our Web site is also a key source of important information about us. We routinely post to the About Us/Investor Relations section of our Web site important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. We also have a Corporate Governance page in the Investor Relations section of our Web site that includes, among other things, copies of our Code of Business Conduct & Ethics and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Strategy Committee and the Risk Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request.

Products and Services

Satellite Imagery

We offer a wide range of high-resolution satellite imagery that provides our customers with time-critical visual imagery, data and information, which we divide into three general categories:

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

Aerial Imagery

Our aerial imagery is designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging, or LiDAR, imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering.

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

•
Orthorectification. This is the process of accurately registering imagery to ground coordinates and geometrically correcting it for Earth elevation differences at the image location. For example, orthorectification is used to make buildings and objects in an image appear to be standing straight instead of leaning. After processing, the image can be used for a variety of mapping applications, including land use and land-cover classification, terrain analysis, natural resource mapping, backdrops for maps, temporal-change analysis, multi-image fusion and others.

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

Information Services

We provide imagery information services, which combine our imagery with third-party data to create sophisticated and customized information for our customers. During the second quarter of 2010, we launched our information services business to give our customers global on-demand access to imagery and related information over the Internet. This new Web-based services platform, which we call EyeQ, provides the core infrastructure for this new service and our new geospatial information services business. EyeQ commenced operations in April 2010 with support to the U.S. government’s National Geospatial-Intelligence Agency, or NGA, customers. In September 2010, EyeQ became available to our commercial customers.

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

GeoEye Analytics provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security. Our highly trained geospatial and multi-source analysts utilize proprietary software and algorithms to combine location-based information, geographic data, human geography, historic events, and a wide range of other information sources to generate unique location based analysis that enable customers to gain the insight they need to support mission critical operations around the world. Our teams and technology are used daily in mission areas such as counter terrorism, law enforcement, oil and gas exploration, fraud detection and risk management.  Predictive geospatial analysis enables our customers to analyze where events are likely to occur and in that way to provide the insight they need so they can best manage risk, optimize deployment of resources and ensure efficient utilization of key assets.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Revenues	$86,626	100.0%	$80,389	100.0%	$6,237	7.8%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,312	36.1	24,481	30.5	6,831	27.9
Depreciation and amortization	16,726	19.3	16,022	19.9	704	4.4
Selling, general and administrative	14,394	16.6	13,382	16.6	1,012	7.6
Total operating expenses	62,432	72.1	53,885	67.0	8,547	15.9
Income from operations	24,194	27.9	26,504	33.0	(2,310)	(8.7)
Interest expense, net	(4,523)	(5.2)	(8,243)	(10.3)	3,720	45.1
Other non-operating expense	-	-	(10,474)	(13.0)	10,474	100.0
Loss from early extinguishment of debt	-	-	(37)	(0.0)	37	100.0
Income before provision for income taxes	19,671	22.7	7,750	9.6	11,921	153.8
Provision for income taxes	(7,424)	(8.6)	(6,976)	(8.7)	(448)	(6.4)
Net income	12,247	14.1	774	1.0	11,473	1,482.3
Preferred stock dividends	(986)	(1.1)	-	-	(986)	(100.0)
	11,261	13.0	774	1.0	10,487	1,354.9
Income allocated to participating securities	(1,224)	(1.4)	-	-	(1,224)	(100.0)
Net income available to common stockholders	$10,037	11.6	$774	1.0	$9,263	1,196.8

Revenues

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Imagery	$58,975	68.1%	$59,637	74.2%	$(662)	(1.1	) %
NextView cost-share	6,038	7.0	6,038	7.5	-	-
Production and other services	21,613	24.9	14,714	18.3	6,899	46.9
Total revenues	$86,626	100.0	$80,389	100.0	$6,237	7.8

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost-share revenues is based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery services, Marine Services, GeoEye Analytics, EyeQ and Web-based dissemination services.

Imagery revenues decreased primarily due to lower level of deliveries to international customers and a lower level of achievement under the NGA EnhancedView SLA metrics during the first quarter of 2011 compared to the same period in 2010. These decreases were offset by an increase in the level of deliveries to commercial customers in the first quarter of 2011 compared to the same period in 2010. Production and other services revenues increased for the first quarter of 2011 compared to the same period in 2010 due to the inclusion of GeoEye Analytics for a full quarter and Web-based dissemination services revenues, which commenced in April 2010, offset by a decline in our digital aerial services.

Total domestic and international revenues were as follows:

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Domestic	$67,066	77.4%	$59,779	74.4%	$7,287	12.2%
International	19,560	22.6	20,610	25.6	(1,050)	(5.1)
Total revenues	$86,626	100.0	$80,389	100.0	$6,237	7.8

Domestic revenues include those from the Service Level Agreements, or SLAs, recognition of deferred revenue related to the NextView cost-share payments from the NGA, commercial imagery sales, sales of value-added products and services, EyeQ and Web-based dissemination services. International revenues are derived from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers and commercial imagery sales.

Domestic revenues increased during the first quarter of 2011 compared to the same period in 2010, primarily due to the inclusion of GeoEye Analytics and an increase in the level of deliveries to domestic commercial customers in 2011, offset by a decline in our digital aerial services. Additionally, there was a decrease in domestic revenues due to a lower level of achievement under the NGA EnhancedView SLA metrics in the first quarter of 2011 compared to the same period in 2010. International revenues decreased primarily due to the lower level of deliveries to international customers during the first quarter of 2011 compared to the same period in 2010.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Labor and overhead	$20,616	23.8%	$11,652	14.5%	$8,964	76.9%
Subcontractor	6,075	7.0	8,211	10.2	(2,136)	(26.0)
Satellite insurance	1,579	1.8	1,550	1.9	29	1.9
Other direct costs	3,042	3.5	3,068	3.8	(26)	(0.8)
Total direct costs of revenue	$31,312	36.1	$24,481	30.5	$6,831	27.9

Direct costs of revenue include the costs of operating our satellites and related ground systems, labor and ongoing costs related to our operations and maintenance contracts and provision of services by GeoEye Analytics. Subcontractor expenses primarily include payments to third parties for support to operate the IKONOS and GeoEye-1 satellites and their related ground systems. Other direct costs include third-party costs and fees to support our satellite program and the costs associated with monitoring our ground station equipment.

Total direct costs of revenue increased during the first quarter of 2011 compared to the same period in 2010, primarily due to the increase in labor and overhead costs related to the inclusion of GeoEye Analytics and an increase in headcount growth. These increases were offset by a decrease in subcontractor expenses for 2011 compared with the same period in 2010 due to higher engineering and consulting costs incurred in early 2010.

Depreciation and Amortization

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Depreciation	$15,795	18.2%	$15,361	19.1%	$434	2.8%
Amortization	931	1.1	661	0.8	270	40.8
Total depreciation and amortization	$16,726	19.3	$16,022	19.9	$704	4.4

Depreciation increased during the first quarter of 2011 compared to the same period in 2010, primarily due to the increase in operating assets related to computer hardware, software and server equipment in connection with the EyeQ platform as well as the GeoEye-1 ground station backup upgrade at our Thornton facility.

Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisition in prior years of MJ Harden, Space Imaging LLC and GeoEye Analytics.

Amortization increased during the first quarter of 2011 compared to the same period in 2010, primarily due to the intangibles recognized in connection with the acquisition of GeoEye Analytics in December 2010.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Payroll, commissions, and related costs	$5,899	6.8%	$5,950	7.4%	$(51)	(0.9	) %
Stock-based compensation	1,840	2.1	825	1.0	1,015	123.0
Professional fees	2,445	2.8	2,865	3.6	(420)	(14.7)
Research and development	563	0.6	410	0.5	153	37.3
Other	3,647	4.2	3,332	4.1	315	9.5
Total selling, general and administrative expenses	$14,394	16.6	$13,382	16.6	$1,012	7.6

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses. Other selling, general and administrative expenses include facilities, computer and telecommunication services, travel and related costs for our sales, marketing and back office support activities.

Total selling, general and administrative expenses increased during the first quarter of 2011 compared to the same period in 2010, primarily as a result of an increase in investment in our sales and marketing programs, stock-based compensation and additional costs incurred in the first quarter in connection with the move to our new corporate headquarters in Herndon, Virginia to accommodate our growth and to consolidate our operations.

Interest Expense, Net

The composition of interest expense, net, was as follows:

	For the Three Months Ended March 31,				Change Between
	2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Interest expense	$13,249	15.3%	$10,322	12.8%	$2,927	28.4%
Capitalized interest	(8,592)	(9.9)	(2,030)	(2.5)	(6,562)	(323.3)
Interest income	(134)	(0.2)	(49)	(0.1)	(85)	(173.5)
Total interest expense, net	$4,523	5.2	$8,243	10.3	$(3,720)	(45.1)

Interest expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount.

Interest expense increased during 2011 compared to 2010, primarily due to the increase in our average outstanding long-term debt as a result of the issuance of the $125.0 million of 2016 Notes in October 2010. The increase in capitalized interest during the three months ended March 31, 2011, compared to the same period in 2010 was due to increased capitalized interest associated with the increased construction costs of the GeoEye-2 satellite during 2011, on which interest is applied.

Other Non-Operating Expense

 We recorded a loss of $10.5 million in the first quarter of 2010 related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Preferred Stock Purchase Agreement. The Preferred Stock Commitment fair value was marked to market and reflected as an adjustment to earnings and added to additional paid-in capital when Cerberus purchased the Preferred Stock on September 22, 2010.

Provision for Income Taxes

The effective income tax rate was 37.7% for the three months ended March 31, 2011, and 38.3% before discrete items for the three months ended March 31, 2010. Income tax expense was $7.4 million for the three months ended March 31, 2011, and $7.0 million including discrete items for the three months ended March 31, 2010. The increase in income tax expense for the three months ended March 31, 2011, compared to the same period in 2010, is primarily a result of higher pretax income in the current period.

Our effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits partially offset by a related reserve, a benefit from a foreign tax rate differential, state and local income taxes, and certain expenses that are not deductible for tax purposes.

In May 2011, the Company finalized its method of tax accounting for the NextView cost-share payments with the IRS.  Under the new tax accounting method, the NextView cost-share payments will effectively be treated for tax the same as they are treated for book purposes whereby amounts received from the U.S. government are recorded as deferred revenue when received and recognized on a straight-line basis over the useful life of the satellite.  Prior to this IRS ruling, the Company was recognizing the NextView cost-share payments for tax purposes when the Company was entitled to receive these payments from the U.S. government. The change in tax accounting method will result in a reclassification of deferred tax items and will have no material impact on cash flow or earnings.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income before depreciation and amortization expenses, interest expense, net, provision for income taxes, non-cash stock-based compensation expense and other items. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term under financial performance under GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

The use of adjusted EBITDA as an analytical tool has limitations, and it should not be considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as an alternative to net income or cash flow from operations determined in accordance with GAAP. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other GAAP measures, such as cash flow provided by operating activities and capital expenditures, to measure our liquidity. Our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

A reconciliation of net income to adjusted EBITDA is as follows:

	For the Three Months Ended March 31,		ChangeBetween
	2011	2010	2011 and 2010
	(in thousands)
Net income	$12,247	$774	$11,473
Adjustments:
Interest expense, net	4,523	8,243	(3,720)
Loss from early extinguishment of debt	-	37	(37)
Provision for income taxes	7,424	6,976	448
Depreciation and amortization	16,726	16,022	704
Non-cash stock-based compensation expense	2,845	993	1,852
Non-cash change in fair value of financial instrument	-	10,474	(10,474)
Adjusted EBITDA	$43,765	$43,519	$246

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months and fund the GeoEye-2 program. However, our ability to continue to be profitable, generate positive cash flow from our operations beyond that period and fund the GeoEye-2 program is dependent on the continued expansion of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

As of March 31, 2011, we had $245.0 million of cash and cash equivalents and $35.1 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $37.3 million and $29.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase of $7.9 million in the first quarter of 2011 compared to the same period in 2010 was primarily related to an increase in cash collections on accounts receivable balances year over year partially offset by a decrease in accounts payable and accrued expenses due to the timing of vendor payments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $75.3 million and $26.7 million for the three months ended March 31, 2011 and 2010, respectively and was primarily related to capital expenditures partially offset by the redemption of short-term investments. The increase in capital expenditures of $63.9 million compared to the same period in 2010 was primarily due to expenditures related to the construction of GeoEye-2 that were incurred in the first quarter of 2011. As of March 31, 2011, we have incurred total capitalized costs of $389.3 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities was ($0.3) million and $15.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $16.2 million in the first quarter of 2011 compared to the same period in 2010 was primarily related to the issuance of common stock due to the exercise of warrants that occurred in 2010, which did not recur in 2011.

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

In October 2009, we closed on a private placement offering of $400.0 million of our 2015 Notes due October 1, 2015. The net proceeds of the 2015 Notes offering were used to fund the repurchase of the Company’s outstanding $250.0 million 2012 Notes due July 1, 2012. The 2015 Notes bear interest at the rate of 9.625 percent per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, GeoEye, Inc. may on one or more occasions redeem all or part of the 2015 Notes at 104.813 percent of principal for the subsequent 12-month period and at 100 percent of principal on October 1, 2014, and thereafter. The 2015 Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis.

As of March 31, 2011, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of original issue discount of $16.2 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of March 31, 2011, we were in compliance with all covenants associated with our borrowings.

Equity Sources and Uses

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus for the sale of its Series A Convertible Preferred Stock, or Preferred Stock.  In September 2010, pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs.  The Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Preferred Stock on September 22, 2010.  During the three months ended March 31, 2010, the change in the value of the financial instrument resulted in $10.5 million of other non-operating expenses.

The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11 percent as of March 31, 2011. Dividends on the Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Preferred Stock of $1.0 million during the three months ended March 31, 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of March 31, 2011.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

	Backlog expected to be recognized:
(in millions)	Less than 1 year	Thereafter	Total Contracted Backlog
EnhancedView SLA	$150.0	$2,649.8	$2,799.8
EnhancedView cost-share amortization	-	384.0	384.0
NextView cost-share amortization	24.2	142.0	166.2
International	52.4	39.5	91.9
North American commercial	19.4	38.8	58.2
U.S. government	35.8	7.7	43.5
Total Backlog	$281.8	$3,261.8	$3,543.6

Total backlog includes all contractual commitments. These include the remaining portion of our ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts and value-added products and services, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational. In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment, as well as the design and procurement of additional infrastructure to support government operations. This award component will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. Most of our government contracts, including the EnhancedView program, are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in our backlog.

Capital Expenditures

For the first quarter of 2011, our capital expenditures included $74.6 million for satellites and ground systems and $16.0 million for property, plant and equipment.

We currently expect that total capital expenditures for 2011 will be approximately $300.0 million, of which $260.0 million will be related to our continued construction of GeoEye-2 under the EnhancedView program. The remaining $40.0 million in capital expenditures relates to $22.0 million associated with our new corporate headquarters and other ongoing capital expenditures. Our new lease agreement provides for a $4.9 million tenant improvement reimbursement allowance. Reimbursements under this provision will be recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities.

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

Total rental expense under operating leases for the three months ended March 31, 2011 and 2010 was approximately $1.5 million and $0.5 million, respectively.

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

During the three months ended March 31, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new revenue recognition guidance we recently adopted.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt and held-to-maturity short-term investments as of March 31, 2011, are fixed-rate. At March 31, 2011, the estimated fair value of our long-term debt instruments was approximately $585.5 million, compared with a carrying value of $508.8 million, excluding the $16.2 million unamortized discount. While changes in interest rates impact the fair value of our debt and held-to-maturity short-term investments, there is no impact to earnings and cash flows, because we intend to hold these investments and carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 4.  Controls and Procedures.

a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

b)     Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2	Rule 13a-14(a) Certification of Joseph F. Greeves

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves
____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

/s/ Joseph F. Greeves
Joseph F. Greeves
Executive Vice President and Chief Financial Officer

/s/ Jeanine J. Montgomery
Jeanine J. Montgomery
Vice President, Accounting and Corporate Controller

Date: May 10, 2011