Form 10-Q
period 2011-06-30
GeoEye, Inc.
filed 2011-08-02
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of GeoEye’s common stock, par value $0.01, or the Common Stock as of July 29, 2011 was 22,185,586 shares.

In this Quarterly Report on Form 10-Q, or Quarterly Report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARtm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; VESSEL TRACKINGtm; ELEVATING INSIGHTtm; GEOEYE ANALYTICStm; EARTHWHEREtm; SIGNATURE ANALYSTtm; and 3D AIRPORTStm

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,631	$283,233
Short-term investments	14,446	50,124
Accounts receivable - trade and unbilled receivables (net of allowances: 2011 - $576; 2010 - $957)	35,434	42,868
Income tax receivable	20,357	34,385
Restricted cash	4,207	3,952
Prepaid expenses and other current assets	15,077	16,183
Total current assets	326,152	430,745
Property, plant and equipment, net	49,858	35,924
Satellites and related ground systems, net	817,761	697,126
Goodwill	71,228	71,568
Intangible assets, net of accumulated amortization: 2011 - $17,215; 2010 - $15,417	13,145	14,943
Non-current restricted cash	8,849	10,822
Other non-current assets	8,871	7,957
Total assets	$1,295,864	$1,269,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,231	$70,936
Current portion of deferred revenue	51,714	50,533
Current deferred tax liabilities	6,656	6,656
Total current liabilities	122,601	128,125
Long-term debt	509,551	508,160
Long-term deferred revenue, net of current portion	146,843	161,673
Non-current income tax reserve	626	626
Deferred tax liabilities	36,918	21,336
Other non-current liabilities	6,651	5,922
Total liabilities	823,190	825,842
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Series B junior participating preferred stock	-	-
Common stock	222	221
Additional paid-in capital	373,481	367,723
Retained earnings	98,970	75,298
Total stockholders’ equity	472,674	443,243
Total liabilities and stockholders’ equity	$1,295,864	$1,269,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues	$87,206	$80,961	$173,832	$161,350

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,426	26,702	62,738	51,183
Depreciation and amortization	17,492	16,200	34,218	32,222
Selling, general and administrative	14,696	13,783	29,090	27,165
Total operating expenses	63,614	56,685	126,046	110,570
Income from operations	23,592	24,276	47,786	50,780
Interest expense, net	(2,604)	(7,752)	(7,127)	(15,995)
Other non-operating income (expense)	-	2,055	-	(8,419)
Loss from early extinguishment of debt	-	-	-	(37)
Income before provision for income taxes	20,988	18,579	40,659	26,329
Provision for income taxes	(7,579)	(6,430)	(15,003)	(13,406)
Net income	13,409	12,149	25,656	12,923
Preferred stock dividends	(998)	-	(1,984)	-
	12,411	12,149	23,672	12,923
Income allocated to participating securities	(1,344)	-	(2,569)	-
Net income available to common stockholders	$11,067	$12,149	$21,103	$12,923

Earnings per share
Basic	$0.50	$0.56	$0.96	$0.60
Diluted	$0.49	$0.55	$0.93	$0.59
Shares used to compute basic earnings per share	22,130	21,760	22,087	21,416
Shares used to compute diluted earnings per share	22,756	22,063	22,760	21,950

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$25,656	$12,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,218	32,222
Non-cash recognition of deferred revenue	(16,452)	(15,788)
Non-cash amortization of deferred costs	1,821	2,113
Amortization of debt discount and issuance costs	1,873	1,736
Amortization of premium/discount on investments	98	-
Loss from early extinguishment of debt	-	37
Bad debt expense and other	741	690
Change in fair value of financial instrument	-	8,419
Deferred income taxes	14,991	13,398
Stock-based compensation	5,737	2,841
Changes in assets and liabilities:
Accounts receivable and other current assets	5,985	(8,285)
Net transfer from restricted cash	1,718	1,991
Other assets	28	(435)
Accounts payable and accrued expenses	(7,368)	(4,443)
Income taxes receivable/payable and reserves	14,619	(351)
Deferred revenue and other long term liabilities	1,607	(737)
Net cash provided by operating activities	85,272	46,331
Cash flows from investing activities:
Capital expenditures	(166,540)	(84,589)
Redemptions of short-term investments	35,580	-
Adjustment for SPADAC acquisition	340	-
Net cash used in investing activities	(130,620)	(84,589)
Cash flows from financing activities:
Preferred stock dividend payments	(1,994)	-
Prepaid financing costs	(118)	(4,562)
Proceeds from exercise of stock options and warrants, and other	858	18,760
Net cash (used in) provided by financing activities	(1,254)	14,198
Net decrease in cash and cash equivalents	(46,602)	(24,060)
Cash and cash equivalents, beginning of period	283,233	208,872
Cash and cash equivalents, end of period	$236,631	$184,812
Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$5,232	$18,786
Income taxes paid	27	3,474
Non-cash surrender of common stock to cover employees' minimum tax liability	(1,267)	(42)
Non-cash issuance of common stock for services provided	-	250
Non-cash preferred stock dividend accrual	998	-
Non-cash consideration on customer transaction	1,920	-

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General Information

Business

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s imagery, tools and expertise to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite.

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate four state-of-the-art high-resolution image processing and production facilities. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, in addition to our own enhanced satellite imagery information products and services, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can provide imagery services and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns in order to gain insights that protect lives, optimize deployment of resources and mitigate risk.

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

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. For the three and six months ended June 30, 2011, U.S. government agencies represented approximately 65 percent and 67 percent of our total revenues, respectively.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of June 30, 2011, the Company had $13.1 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.2 million is available within one year and is classified as current, and the remaining $8.9 million is available through 2022.

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

As of June 30, 2011, and December 31, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Net income available to common shareholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, deferred stock units, employee stock purchase plan shares and nonvested stock (using the treasury stock method). For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. Additionally,  in 2010, new sources of revenue include the dissemination and hosting of imagery and the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery. This revenue is recognized when the products are delivered to the customer and generally these arrangements are contracted for separately on a stand-alone basis.

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer in a bundled arrangement. Previously, to determine revenue recognition for multiple element arrangements, we considered whether individual customer arrangement elements had value to the customer on a standalone basis, whether there was objective and reliable evidence of fair value of undelivered item(s) and whether the arrangement included a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) was considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services, and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services. In other arrangements when the separation criteria are met, total arrangement consideration is allocated to each separate unit of accounting using relative fair value. Revenues are recognized over the appropriate service period: access and operations and maintenance are recognized over the contract term; ground processing technology upgrades are recognized when delivery and acceptance is complete. We consider a deliverable to have standalone value if the product or service provides value to the customer independent from other elements in the arrangement or if the product or service is sold separately by us or if it could be resold by the customer. Our revenue arrangements generally do not include a general right of return relative to the delivered products.

Beginning on January 1, 2011, we adopted, on a prospective basis, the guidance on revenue from multiple deliverable arrangements from the Financial Accounting Standards Board, or FASB. With the adoption of this guidance, the inability to determine the fair value of undelivered item(s) will no longer preclude our ability to separate deliverables in multiple element arrangements. Instead, management’s estimated selling price will be used to allocate the contract value among the deliverables, assuming all other separation criteria are met. We determine estimated selling price by considering several external and internal factors including, but not limited to: pricing practices, margin objectives, estimated costs to deliver the offering(s), competition and customer type. As these factors evolve, we may modify our estimated selling prices in the future for purposes of allocating arrangement consideration to agreements with multiple elements. Estimated selling prices are analyzed on an annual basis or more frequently if we experience significant changes in our estimated selling prices and the factors that affect or determine the estimated selling prices. The introduction of this accounting guidance has not materially impacted our consolidated financial statements.

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

We record revenues generated from the information services base offerings, including dissemination and hosting of imagery, on a straight-line basis over the subscription period.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or the FASB, issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS.  The guidance modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories.  In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements.  The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited.  We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

 (2) NextView Program

The U.S. government’s National Geospatial-Intelligence Agency, or NGA, announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to the NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point GeoEye-1commenced full operations. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $478.3 million.

Under the NextView contract, the NGA agreed to support the GeoEye-1project with a cost-share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost-share obligation in full. GeoEye had deferred recognition of the cost-share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During each of the three months ended June 30, 2011 and 2010, we recognized $6.0 million of deferred revenue under the NextView contract, and during each of the six months ended June 30, 2011 and 2010, we recognized $12.1 million of deferred revenue under the NextView contract.

The NextView Service Level Agreement, or SLA, provided for monthly payments of $12.5 million, subject to a maximum reduction of 10 percent based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $37.5 million and $74.6 million of imagery revenue under the SLA during the three and six months ended June 30, 2010, respectively.

(3) EnhancedView Program

On August 6, 2010, the NGA awarded us a contract under its EnhancedView program that is worth up to $3.8 billion over ten years, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including Web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense. During the second quarter of 2011, the Company successfully completed the Space System Critical Design Review milestone related to the GeoEye-2 satellite development under the EnhancedView contract.

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

As part of the EnhancedView contract, the NGA has agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. At the time the final cost-share payment is made, it is expected that any credits due to the government will be determined and will be factored into the final payment amount.

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

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $36.6 million and $73.0 million of imagery and other revenue under the EnhancedView SLA during the three and six months ended June 30, 2011, respectively.

(4) Investments

Short-term investments consisted of the following at June 30, 2011, and December 31, 2010 (in thousands):

		Gross unrecognized
June 30, 2011	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	9,420	-	-	9,420

Held-to-maturity securities: Corporate bonds	5,026	-	(2)	5,024

Total short-term investments	14,446	-	(2)	14,444

		Gross unrecognized
December 31, 2010	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	10,000	-	-	10,000

Held-to-maturity securities:
Commercial paper	19,969	4	-	19,973
Corporate bonds	5,155	5	-	5,160
Agency notes	5,000	-	-	5,000
Certificates of deposit	10,000	-	-	10,000

Total short-term investments	50,124	9	-	50,133

As of June 30, 2011, there were no other-than-temporary impairments of the Company’s investments.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Land and buildings	$7,576	$7,297
Furniture, computers, equipment and software	52,506	42,724
Leasehold improvements	17,214	3,460
Vehicles and airplanes	2,210	2,228
Accumulated depreciation	(33,868)	(29,467)
Subtotal	45,638	26,242
Property, plant and equipment in process	4,220	9,682
Property, plant and equipment, net	$49,858	$35,924

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process includes computer hardware and software costs and costs incurred in connection with the move to our new corporate headquarters. Depreciation expense related to property, plant and equipment was $3.1 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $5.6 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively.

(6)  Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Satellites	$414,158	$414,158
Ground systems	89,985	89,268
Accumulated depreciation	(145,026)	(118,198)
Subtotal	359,117	385,228
Satellites and ground systems in process	458,644	311,898
Satelllites and related ground systems, net	$817,761	$697,126

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

As of June 30, 2011, and December 31, 2010, we have incurred total capitalized costs of $455.3 million and $309.9 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2.

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of June 30, 2011, we carried $255.8 million of in-orbit insurance for GeoEye-1, comprised in part by $135.5 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications. Of such coverage, $50.0 million expires on September 6, 2011, and $85.5 million expires on December 1, 2011. We also carry $120.3 million of insurance in the event of a total loss of the satellite, which expires December 1, 2011.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $9.0 million of in-orbit coverage which expires on December 1, 2011.

Total satellite and related ground systems depreciation expense was $13.5 million and $13.3 million for the three months ended June 30, 2011 and 2010, respectively, and $26.8 million and $26.5 million for the six months ended June 30, 2011 and 2010 respectively.

(7)  Income Taxes

The Company’s effective tax rate was 36.9% for the six months ended June 30, 2011 and 38.6% before discrete items for the six months ended June 30, 2010, respectively. Income tax expense was $7.6 million and $15.0 million for the three and six months ended June 30, 2011, respectively. Income tax expense was $6.4 million and $13.4 million including discrete items for the three and six months ended June 30, 2010, respectively. The Company’s effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits in 2011 partially offset by a related reserve, a benefit from a foreign tax rate differential, state and local income taxes, and certain expenses that are not deductible for tax purposes.

In May 2011, the Company finalized its method of tax accounting for the NextView cost-share payments with the Internal Revenue Service, or IRS. Under the new tax accounting method, the NextView cost-share payments will be treated for tax purposes the same as for book purposes whereby amounts received from the U.S. government are recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the useful life of the satellite. Prior to this IRS ruling, the Company recognized the NextView cost-share payments for tax purposes when the Company was entitled to receive these payments from the U.S. government. The change in tax accounting method will result in a reclassification of deferred tax items and will have no material impact on cash flow or earnings.

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

The 2016 Notes are unconditionally guaranteed, jointly and severally, on a secured second-priority basis, by all existing and future domestic restricted subsidiaries of the Company. The 2016 Notes and the guarantees are secured by a lien on substantially all of the assets of the Company and the guarantors. Except for a minor investment in a foreign subsidiary, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly owned subsidiaries.

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

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$13,273	$10,937	$26,522	$21,259
Capitalized interest	(10,614)	(3,144)	(19,206)	(5,174)
Interest income	(55)	(41)	(189)	(90)
Total interest expense, net	$2,604	$7,752	$7,127	$15,995

Interest expense, net, for the three and six months ended June 30, 2011, primarily includes interest expense on our 2016 Notes and 2015 Notes. Interest expense, net, for the three and six months ended June 30, 2010, primarily includes interest expense on our 2015 Notes. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

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

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Preferred Stock on September 22, 2010. During the three and six months ended June 30, 2010, the change in the value of the financial instrument resulted in $2.1 million of other non-operating income and $8.4 million of other non-operating expense, respectively.

The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11 percent as of June 30, 2011. Dividends on the Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Preferred Stock of $1.0 million and $2.0 million during the three and six months ended June 30, 2011, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of June 30, 2011.

(10)  Fair Value Measurements

The Company applies authoritative accounting guidance for fair value measurements of financial and nonfinancial assets and liabilities. The guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Three levels of inputs may be used to measure fair value:

Level 1:  quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:  observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3:  unobservable inputs are used when little or no market data is available

GeoEye’s financial instruments include cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of cash and cash equivalents, available-for-sale short-term investments, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale securites	9,420	9,420	10,000	10,000
Senior Secured Notes (due 2016)	125,000	132,500	125,000	131,250
Senior Secured Notes (due 2015)	384,551	447,000	383,160	452,000

We classified the above instruments as Level 2 instruments due to the usage of quoted market prices and observable market data.

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$11,885	$17,246
Accrued payroll	11,521	14,660
Accrued expenses - subcontractors	27,507	25,912
Accrued interest payable	12,320	12,111
Dividends payable	998	1,007
Total accounts payable and accrued expenses	$64,231	$70,936

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$13,409	$12,149	$25,656	$12,923
Preferred stock dividends	(998)	-	(1,984)	-
	12,411	12,149	23,672	12,923
Income allocated to participating securities	(1,344)	-	(2,569)	-
Net income available to common stockholders	$11,067	$12,149	$21,103	$12,923

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,130	21,760	22,087	21,416
Dilutive effect of:
Warrants	-	-	-	218
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	626	303	673	316
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,756	22,063	22,760	21,950

For each of the three and six months ended June 30, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.4 and 0.2 million stock options and nonvested stock awards, respectively were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For each of the three and six month periods ended June 30, 2010, less than 0.1 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2011, consisted of the following (in thousands):

Balance at January 1, 2011	$443,243
Net income for the six months ended June 30, 2011	25,656
Issuance of common stock	877
Surrender of common stock to cover employees' minimum tax liability	(1,267)
Stock-based compensation	6,229
Other adjustments	(80)
Preferred stock dividends	(1,984)
Balance at June 30, 2011	$472,674

During 2011, we granted a total of 134,156 shares of nonvested stock, which vest over three- to four-year periods and 137,519 stock options, which vest over a four-year period. In addition, we granted 51,945 restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. These restricted stock units have both performance and service requirements that vest over a two-year period and are subject to a three-year restriction on the sale or transfer of the shares.

Stockholder Rights Plan

On June 8, 2011, the Board of Directors adopted a Stockholder Rights Agreement, or Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. The rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all stockholders a control premium.

In connection with the adoption of the Rights Agreement, the Board of Directors of the Company declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of Common Stock to stockholders of record as of the close of business on June 22, 2011. Subject to certain exceptions, the Rights will be exercisable if a person or group of affiliated or associated persons acquires 20% or more of the Company’s Common Stock or announces a tender offer for 20% or more of the Common Stock. In the case of a tender offer, the Board of Directors may determine a later date for the exercise of the Rights unless the person or group that announced the tender offer acquires 20% or more of the Company’s Common Stock. Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly-created Series B Junior Participating Preferred Stock of the Company at an exercise price of $175. The Company’s Board of Directors will be entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the outstanding Common Stock. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. The Rights will expire on June 7, 2012, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights.

Subject to limited exceptions, if a person or group acquired 20% or more of the outstanding Common Stock of the Company or announces a tender offer for 20% or more of the Common Stock (we refer to such a person or group as an “acquiring person”), each Right will entitle the Right holder to purchase, at the Right’s then-current exercise price, a number of shares of Common Stock having a market value at that time of twice the Right’s exercise price. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the Rights become exercisable, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the Right’s exercise price.

The Company has 0.05 million authorized shares of Series B Junior Participating Preferred Stock. There is no Series B Junior Participating Preferred Stock issued or outstanding as of June 30, 2011 and December 31, 2010.

Comprehensive Income

For the three and six months ended June 30, 2011 and 2010, there were no material differences between net income as reported and comprehensive income.

(13)  Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $56.9 million and $55.5 million for the three months ended June 30, 2011 and 2010, representing 65 percent and 69 percent of total revenues, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized revenue of $117.1 million and $109.7 million under its contract with the U.S. government, representing 67 percent and 68 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three or six months ended June 30, 2011 or 2010.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Imagery	$61,582	$61,093	$120,557	$120,730
NextView cost-share	6,038	6,038	12,076	12,076
Production and other services	19,586	13,830	41,199	28,544
Total revenues	$87,206	$80,961	$173,832	$161,350

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Domestic	$68,348	$62,107	$135,414	$121,886
International	18,858	18,854	38,418	39,464
Total revenues	$87,206	$80,961	$173,832	$161,350

Our property, plant and equipment and ground systems are held domestically.

(14)  Commitments and Contingencies
Contractual Obligations

The following table summarizes our contractual cash obligations at June 30, 2011 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$-	$400,000	$125,000	$525,000
Interest expense on long-term debt (1)	49,281	49,281	49,281	49,281	30,031	5,391	232,546
Operating lease obligations	2,491	3,975	3,559	2,409	2,451	16,530	31,415
Purchase obligations (2)	123,893	114,684	840	840	140	-	240,397
Total contractual obligations	$175,665	$167,940	$53,680	$52,530	$432,622	$146,921	$1,029,358

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of June 30, 2011, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases was $0.9 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011, or 2010 Annual Report.  The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

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

Overview

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s imagery, tools and expertise to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

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

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We believe we are the only major commercial imagery satellite operator that can produce imagery from multiple satellite sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can provide imagery services and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns in order to gain insights that protect lives, optimize deployment of resources and mitigate risk.

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

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, and associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information. Additionally,  in 2010, new sources of revenue include the dissemination and hosting of imagery and the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

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

Our Web site is also a key source of important information about us. We routinely post to the About Us/Investor Relations section of our Web site important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. We also have a Corporate Governance page in the Investor Relations section of our Web site that includes, among other things, copies of our Code of Business Conduct & Ethics and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Strategy Committee and the Risk Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request to Corporate Secretary, GeoEye, Inc., 2325 Dulles Corner Boulevard, Herndon, Virginia 20171.

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

Production Services

Images and image products generated by our production service operations are purchased by U.S. government agencies and domestic and international commercial customers, including international governments and state and local governments. Production services typically involve the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and imagery products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways and buildings) for our customers’ database development.

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

•
Image Mosaicking.  This is the process of merging or stitching multiple images together. Since images are taken at different look angles, elevations, weather, times and season, etc., they do not match each other tonally or in exact location to the ground. Prior to mosaicking, images are tonally corrected as much as possible. They are also block adjusted — the images are shifted in relation to each other and to ground truth to improve accuracy. The result is a group of images that match each other in location and color, so they can be stitched together to create a mosaic that is as seamless as possible.

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

Information Services

We provide imagery information services, which combine our imagery with third-party data to create sophisticated and customized information for our customers. In 2010, we launched our information services business to provide our customers global on-demand access to imagery and related information over the Internet. This new Web-based services platform, which we call EyeQ, provides the core infrastructure for this new service and our new geospatial information services business. EyeQ commenced operations in April 2010 supporting the U.S. government’s National Geospatial-Intelligence Agency, or NGA, customers. In September 2010, EyeQ became available to our commercial customers.

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

On December 15, 2010, GeoEye, Inc. completed the acquisition of 100 percent of the stock of SPADAC, Inc., or SPADAC, a geospatial predictive analytics company, for a net purchase price of $44.3 million in cash and stock, which includes an adjustment for changes to the tangible net worth of SPADAC, as defined in the merger agreement. With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics.

GeoEye Analytics provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security. Our highly trained geospatial and multi-source analysts utilize proprietary software and algorithms to combine location-based information, geographic data, human geography, historic events and a wide range of other information sources to generate unique location-based analysis that enable customers to gain the insight they need to support mission critical operations around the world. Our teams and technology are used daily in mission areas such as counter terrorism, law enforcement, oil and gas exploration, fraud detection and risk management. Predictive geospatial analysis enables our customers to analyze where events are likely to occur and in that way to provide the insight they need so they can best manage risk, optimize deployment of resources and ensure efficient utilization of key assets.

Results of Operations

Comparison of the Results of Operations for the Three and Six Months EndedJune 30, 2011 and 2010

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Revenues	$87,206	100.0%	$80,961	100.0%	$6,245	7.7%	$173,832	100.0%	$161,350	100.0%	$12,482	7.7%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,426	36.0	26,702	33.0	4,724	17.7	62,738	36.1	51,183	31.7	11,555	22.6
Depreciation and amortization	17,492	20.1	16,200	20.0	1,292	8.0	34,218	19.7	32,222	20.0	1,996	6.2
Selling, general and administrative	14,696	16.9	13,783	17.0	913	6.6	29,090	16.7	27,165	16.8	1,925	7.1
Total operating expenses	63,614	72.9	56,685	70.0	6,929	12.2	126,046	72.5	110,570	68.5	15,476	14.0
Income from operations	23,592	27.1	24,276	30.0	(684)	(2.8)	47,786	27.5	50,780	31.5	(2,994)	(5.9)
Interest expense, net	(2,604)	(3.0)	(7,752)	(9.6)	5,148	66.4	(7,127)	(4.1)	(15,995)	(9.9)	8,868	55.4
Other non-operating income (expense)	-	-	2,055	2.5	(2,055)	(100.0)	-	-	(8,419)	(5.2)	8,419	100.0
Loss from early extinguishment of debt	-	-	-	-	-	100.0	-	-	(37)	(0.0)	37	100.0
Income before provision for income taxes	20,988	24.1	18,579	22.9	2,409	13.0	40,659	23.4	26,329	16.3	14,330	54.4
Provision for income taxes	(7,579)	(8.7)	(6,430)	(7.9)	(1,149)	(17.9)	(15,003)	(8.6)	(13,406)	(8.3)	(1,597)	(11.9)
Net income	13,409	15.4	12,149	15.0	1,260	10.4	25,656	14.8	12,923	8.0	12,733	98.5
Preferred stock dividends	(998)	(1.1)	-	-	(998)	(100.0)	(1,984)	(1.1)	-	-	(1,984)	(100.0)
	12,411	14.2	12,149	15.0	262	2.2	23,672	13.6	12,923	8.0	10,749	83.2
Income allocated to participating securities	(1,344)	(1.5)	-	-	(1,344)	(100.0)	(2,569)	(1.5)	-	-	(2,569)	(100.0)
Net income available to common stockholders	$11,067	12.7	$12,149	15.0	$(1,082)	(8.9)	$21,103	12.1	$12,923	8.0	$8,180	63.3

Revenues

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Imagery	$61,582	70.6%	$61,093	75.5%	$489	0.8%	$120,557	69.4%	$120,730	74.8%	$(173)	(0.1	) %
NextView cost-share	6,038	6.9	6,038	7.5	-	-	12,076	6.9	12,076	7.5	-	-
Production and other services	19,586	22.5	13,830	17.1	5,756	41.6	41,199	23.7	28,544	17.7	12,655	44.3
Total revenues	$87,206	100.0	$80,961	100.0	$6,245	7.7	$173,832	100.0	$161,350	100.0	$12,482	7.7

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost-share revenues is based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery services, GeoEye Analytics, and EyeQ, our Web-based dissemination services.

Imagery revenues increased for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the increase in deliveries to domestic commercial customers.  This increase was offset by a lower level of achievement under the NGA EnhancedView Service Level Agreement, or SLA metrics for the three months ended June 30, 2011 compared to the same period in 2010 and the one-time revenue recognition related to the delivery of ground terminal equipment in the second quarter of 2010.

Production and other services revenues increased for the three and six months ended June 30, 2011, compared to the same periods in 2010 due to the inclusion of revenues from the sale of GeoEye Analytics products and services in 2011 and EyeQ Web-based dissemination services revenues, which commenced in April 2010, partially offset by a decline in our value-added production services.

Total domestic and international revenues were as follows:

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Domestic	$68,348	78.4%	$62,107	76.7%	$6,241	10.0%	$135,414	77.9%	$121,886	75.5%	$13,528	11.1%
International	18,858	21.6	18,854	23.3	4	0.0	38,418	22.1	39,464	24.5	(1,046)	(2.7)
Total revenues	$87,206	100.0	$80,961	100.0	$6,245	7.7	$173,832	100.0	$161,350	100.0	$12,482	7.7

Domestic revenues include those from the SLAs, recognition of deferred revenue related to the NextView cost-share payments from the NGA, commercial imagery sales, sales of value-added products and services, and EyeQ, our Web-based dissemination services. International revenues are derived from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers, commercial imagery sales and sales of ground stations.

Domestic revenues increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the inclusion of revenues from the sale of GeoEye Analytics products and services in 2011 and an increase in deliveries to domestic commercial customers in 2011 offset by a decline in our value-added production services and the one-time revenue recognition related to the delivery of ground terminal equipment sold in the second quarter of 2010. Additionally, there was a decrease in domestic revenues due to a lower level of achievement under the NGA EnhancedView SLA metrics for the three and six months ended June 30, 2011 compared to the same periods in 2010.

International revenues decreased primarily due to the decreased level of deliveries to regional affiliate customers during the six months ended June 30, 2011 compared to the same period in 2010.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Labor and overhead	$19,557	22.4%	$13,723	17.0%	$5,834	42.5%	$40,173	23.1%	$25,375	15.7%	$14,798	58.3%
Subcontractor	7,057	8.1	7,447	9.2	(390)	(5.2)	13,132	7.6	15,658	9.7	(2,526)	(16.1)
Satellite insurance	1,544	1.8	1,549	1.9	(5)	(0.3)	3,123	1.8	3,099	1.9	24	0.8
Other direct costs	3,268	3.7	3,983	4.9	(715)	(18.0)	6,310	3.6	7,051	4.4	(741)	(10.5)
Total direct costs of revenue	$31,426	36.0	$26,702	33.0	$4,724	17.7	$62,738	36.1	$51,183	31.7	$11,555	22.6

Direct costs of revenue include the costs of operating our satellites and related ground systems, labor and ongoing costs related to our operations, maintenance and production contracts and provision of services by GeoEye Analytics. Subcontractor expenses primarily include payments to third parties for support to operate the IKONOS and GeoEye-1 satellites and their related ground systems. Other direct costs include third-party costs and fees to support our satellite program and the costs associated with monitoring our ground station equipment.

Labor and overhead costs increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the inclusion of GeoEye Analytics and an increase in headcount.

Subcontractor expenses decreased during the six months ended June 30, 2011, compared to the same period in 2010, primarily due to a lower level of engineering and consulting costs incurred in 2011.

Other direct costs of revenue decreased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to costs related to the delivery of ground terminal equipment sold in the second quarter of 2010.

Depreciation and Amortization

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Depreciation	$16,625	19.1%	$15,540	19.2%	$1,085	7.0%	$32,420	18.7%	$30,901	19.2%	$1,519	4.9%
Amortization	867	1.0	660	0.8	207	31.4	1,798	1.0	1,321	0.8	477	36.1
Total depreciation and amortization	$17,492	20.1	$16,200	20.0	$1,292	8.0	$34,218	19.7	$32,222	20.0	$1,996	6.2

Depreciation increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due the increase in capital expenditures related to computer hardware and software for the EyeQ platform as well as the GeoEye-1 ground station backup at our Thornton facility. Additionally, there was an increase in depreciation related to costs incurred in connection with the move to our new corporate headquarters during the second quarter of 2011.

Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisition in prior years of MJ Harden, Space Imaging LLC and GeoEye Analytics.

Amortization increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the intangible amortization recognized in connection with the acquisition of GeoEye Analytics in December 2010.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Payroll, commissions, and related costs	$5,980	6.9%	$6,727	8.3%	$(747)	(11.1)%	$11,879	6.8%	$12,677	7.9%	$(798)	(6.3)%
Stock-based compensation	1,900	2.2	1,410	1.7	490	34.8	3,740	2.2	2,235	1.4	1,505	67.3
Professional fees	2,791	3.2	2,339	2.9	452	19.3	5,236	3.0	5,204	3.2	32	0.6
Research and development	664	0.8	373	0.5	291	78.0	1,227	0.7	783	0.5	444	56.7
Other	3,361	3.9	2,934	3.6	427	14.6	7,008	4.0	6,266	3.9	742	11.8
Total selling, general and administrative expenses	$14,696	16.9	$13,783	17.0	$913	6.6	$29,090	16.7	$27,165	16.8	$1,925	7.1

Selling, general and administrative expenses include the costs of the finance, administrative and general management functions and the costs of marketing, advertising, promotion and other selling expenses, including commissions. Other selling, general and administrative expenses include facilities, computer and telecommunication services, travel and related costs for our sales, marketing and back office support activities.

Total selling, general and administrative expenses increased for the six months ended June 30, 2011, compared to the same period in 2010, primarily as a result of increases in facilities costs from our new corporate headquarters and stock-based compensation offset by a decrease in payroll, commissions and related costs due to one-time charges in 2010.

Interest Expense, Net

The composition of interest expense, net, was as follows:

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Interest expense	$13,273	15.2%	$10,937	13.5%	$2,336	21.4%	$26,522	15.3%	$21,259	13.2%	$5,263	24.8%
Capitalized interest	(10,614)	(12.2)	(3,144)	(3.9)	(7,470)	(237.6)	(19,206)	(11.0)	(5,174)	(3.2)	(14,032)	(271.2)
Interest income	(55)	(0.1)	(41)	(0.1)	(14)	(34.1)	(189)	(0.1)	(90)	(0.1)	(99)	(110.0)
Total interest expense, net	$2,604	3.0	$7,752	9.6	$(5,148)	(66.4)	$7,127	4.1	$15,995	9.9	$(8,868)	(55.4)

Interest expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount.

Interest expense increased during the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the increase in our average outstanding long-term debt as a result of the issuance of the 2016 Notes. The increase in capitalized interest during the three and six months ended June 30, 2011, compared to the same periods in 2010 was due to increased capitalized interest associated with the increased construction costs of the GeoEye-2 satellite during 2011, on which interest is capitalized.

Other Non-Operating Expense

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

Provision for Income Taxes

The Company’s effective tax rate was 36.9% for the six months ended June 30, 2011 and 38.6% before discrete items for the six months ended June 30, 2010, respectively. Income tax expense was $7.6 million and $15.0 million for the three and six months ended June 30, 2011, respectively. Income tax expense was $6.4 million and $13.4 million including discrete items for the three and six months ended June 30, 2010, respectively. The increase in income tax expense for the three and six months ended June 30, 2011, compared to the same periods in 2010, is primarily a result of higher pretax income in the current periods.

Our effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits in 2011 partially offset by a related reserve, a benefit from a foreign tax rate differential, state and local income taxes, and certain expenses that are not deductible for tax purposes.

In May 2011, the Company finalized its method of tax accounting for the NextView cost-share payments with the IRS. Under the new tax accounting method, the NextView cost-share payments will be treated for tax purposes the same as for book purposes whereby amounts received from the U.S. government are recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the useful life of the satellite. Prior to this IRS ruling, the Company recognized the NextView cost-share payments for tax purposes when the Company was entitled to receive these payments from the U.S. government. The change in tax accounting method will result in a reclassification of deferred tax items and will have no material impact on cash flow or earnings.

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

A reconciliation of net income to adjusted EBITDA is as follows:

	For the Three Months Ended June 30,		Change Between	For the Six Months Ended June 30,		Change Between
	2011	2010	2011 and 2010	2011	2010	2011 and 2010
	(in thousands)			(in thousands)
Net income	$13,409	$12,149	$1,260	$25,656	$12,923	$12,733
Adjustments:
Interest expense, net	2,604	7,752	(5,148)	7,127	15,995	(8,868)
Loss from early extinguishment of debt	-	-	-	-	37	(37)
Provision for income taxes	7,579	6,430	1,149	15,003	13,406	1,597
Depreciation and amortization	17,492	16,200	1,292	34,218	32,222	1,996
Non-cash stock-based compensation expense	2,892	1,848	1,044	5,737	2,841	2,896
Non-cash change in fair value of financial instrument	-	(2,055)	2,055	-	8,419	(8,419)
Adjusted EBITDA	$43,976	$42,324	$1,652	$87,741	$85,843	$1,898

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for working capital, capital expenditures and debt service.

We believe that we currently have sufficient resources to meet our operating requirements through the next twelve months and to fund the GeoEye-2 program. However, our ability to continue to be profitable, generate positive cash flow from our operations beyond that period and fund the GeoEye-2 program is dependent on the continued performance of commercial and government services and adequate customer acceptance of our products and services.

Cash Flow Items

As of June 30, 2011, we had $236.6 million of cash and cash equivalents and $14.4 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $85.3 million and $46.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase of $39.0 million in the six months ended June 30, 2011, compared to the same period in 2010 was primarily related to an increase in net income as well as cash collections from income tax refunds and accounts receivable balances year over year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $130.6 million and $84.6 million for the six months ended June 30, 2011 and 2010, respectively and was primarily related to capital expenditures partially offset by the redemption of short-term investments. The increase in capital expenditures of $82.0 million compared to the same period in 2010 was primarily due to expenditures related to the construction of GeoEye-2 that were incurred in 2011. As of June 30, 2011, we have incurred total capitalized costs of $455.3 million for the EnhancedView program, primarily consisting of costs for the construction of GeoEye-2.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities was $(1.3) million and $14.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease of $15.5 million in the six months ended June 30, 2011, compared to the same period in 2010 was primarily related to the issuance of common stock due to the exercise of warrants that occurred in 2010, which did not recur in 2011.

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

As of June 30, 2011, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of original issue discount of $15.4 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of June 30, 2011, we were in compliance with all covenants associated with each of our borrowings.

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

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Preferred Stock on September 22, 2010. During the three and six months ended June 30, 2010, the change in the value of the financial instrument resulted in $2.1 million of other non-operating income and $8.4 million of other non-operating expense, respectively.

The Preferred Stock represents an ownership interest assuming conversion of such Preferred Stock to the Company’s common stock, of approximately 11 percent as of June 30, 2011. Dividends on the Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Preferred Stock of $1.0 million and $2.0 million during the three and six months ended June 30, 2011, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of June 30, 2011.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

	Backlog to be recognized:
(in millions)	Less than 1 year	Thereafter	Total Contracted Backlog
EnhancedView SLA	$150.0	$2,613.1	$2,763.1
EnhancedView cost-share amortization	-	384.0	384.0
NextView cost-share amortization	24.2	135.9	160.1
International	54.9	38.5	93.4
North American commercial	28.0	41.4	69.4
U.S. government	20.0	-	20.0
Total Backlog	$277.1	$3,212.9	$3,490.0

Total backlog includes all contractual commitments. These include the remaining portion of the ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts and value-added products and services, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational.  Additionally, there is $552.0 million of unfunded value-added products and services awarded under this part of the EnhancedView program on a specific delivery order basis and subject to annual contract ceiling amounts. In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment, as well as the design and procurement of additional infrastructure to support government operations. This award component will be initially recorded as deferred revenue and recognized as revenue over either the expected operational life of the satellite or the contractual term of the EnhancedView contract

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. Most of our government contracts, including the EnhancedView program, are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in our backlog.

Capital Expenditures

For the three and six months of 2011, our capital expenditures included $69.3 million and $143.9 million for satellites and ground systems and $6.6 million and $22.6 million for property, plant and equipment, respectively.

We currently expect that total capital expenditures for 2011 will be approximately $300.0 million, of which $260.0 million will be related to our continued construction of GeoEye-2 under the EnhancedView program. The remaining $40.0 million in capital expenditures relates to other ongoing capital expenditures. Our new lease agreement provided for a $4.9 million tenant improvement reimbursement allowance. Reimbursements under this provision were recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities.

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

Total rental expense under operating leases was $0.9 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new revenue recognition guidance we recently adopted.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The guidance modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories.  In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements.  The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited.  We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt and held-to-maturity short-term investments as of June 30, 2011, are fixed-rate. At June 30, 2011, the estimated fair value of our long-term debt instruments was approximately $579.5 million, compared with a carrying value of $509.6 million, excluding the $15.4 million unamortized discount. While changes in interest rates impact the fair value of our debt and held-to-maturity short-term investments, there is no impact to earnings and cash flows, because we intend to hold these investments and carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 4.  Controls and Procedures.

a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

b)     Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Annual Report.

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit 10.1*	Amendment to GeoEye, Inc. 2010 Omnibus Incentive Plan

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2	Rule 13a-14(a) Certification of Joseph F. Greeves

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

Exhibit 101
The following financial information from GeoEye, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

____________
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

Date: August 2, 2011