Form 10-Q
period 2011-09-30
GeoEye, Inc.
filed 2011-11-01
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of GeoEye’s common stock, par value $0.01, or the Common Stock, as of October 27, 2011 was 22,186,922 shares.

In this Quarterly Report on Form 10-Q, or Quarterly Report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARtm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; VESSEL TRACKINGtm; ELEVATING INSIGHTtm; GEOEYE ANALYTICStm; EARTHWHEREtm; SIGNATURE ANALYSTtm; GEOEYE 3D AIRPORTtm; and GEOEYE 3D HARBORtm

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$209,328	$283,233
Short-term investments	9,220	50,124
Accounts receivable - trade and unbilled receivables (net of allowances: 2011 - $837; 2010 - $957)	36,014	42,868
Income tax receivable	20,014	34,385
Restricted cash	4,207	3,952
Prepaid expenses and other current assets	13,427	16,183
Total current assets	292,210	430,745
Property, plant and equipment, net	48,097	35,924
Satellites and related ground systems, net	867,480	697,126
Goodwill	71,250	71,568
Intangible assets, net of accumulated amortization: 2011 - $18,083; 2010 - $15,417	12,277	14,943
Non-current restricted cash	7,862	10,822
Other non-current assets	8,366	7,957
Total assets	$1,307,542	$1,269,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,464	$70,936
Current portion of deferred revenue	55,122	50,533
Current deferred tax liabilities	6,656	6,656
Total current liabilities	116,242	128,125
Long-term debt	510,275	508,160
Long-term deferred revenue, net of current portion	139,406	161,673
Deferred tax liabilities	45,492	21,336
Other non-current liabilities	7,713	6,548
Total liabilities	819,128	825,842
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Series B junior participating preferred stock	-	-
Common stock	222	221
Additional paid-in capital	376,141	367,723
Retained earnings	112,050	75,298
Total stockholders’ equity	488,414	443,243
Total liabilities and stockholders’ equity	$1,307,542	$1,269,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues	$85,769	$86,452	$259,601	$247,802

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	28,508	26,722	91,246	77,905
Depreciation and amortization	17,986	16,363	52,204	48,585
Selling, general and administrative	15,516	14,219	44,606	41,384
Total operating expenses	62,010	57,304	188,056	167,874
Income (loss) from operations	23,759	29,148	71,545	79,928
Interest expense, net	(1,122)	(5,719)	(8,249)	(21,714)
Other non-operating expense	-	(16,047)	-	(24,466)
Gain from investments	-	700	-	700
Loss from early extinguishment of debt	-	-	-	(37)
Write-off of prepaid financing costs	-	(6,412)	-	(6,412)
Income before provision for income taxes	22,637	1,670	63,296	27,999
Provision for income taxes	(8,549)	(8,046)	(23,552)	(21,452)
Net income (loss)	14,088	(6,376)	39,744	6,547
Preferred stock dividends	(1,008)	(99)	(2,992)	(99)
	13,080	(6,475)	36,752	6,448
Income allocated to participating securities	(1,416)	-	(3,984)	(27)
Net income (loss) available to common stockholders	$11,664	$(6,475)	$32,768	$6,421

Earnings (loss) per share
Basic	$0.53	$(0.30)	$1.48	$0.30
Diluted	$0.51	$(0.30)	$1.44	$0.29
Shares used to compute basic earnings per share	22,147	21,792	22,107	21,544
Shares used to compute diluted earnings per share	22,789	21,792	22,767	21,982

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$39,744	$6,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,204	48,585
Non-cash recognition of deferred revenue	(24,880)	(23,755)
Non-cash amortization of deferred costs	2,667	3,218
Amortization of debt discount and issuance costs	2,845	2,657
Amortization of premium/discount on investments	124	29
Loss from early extinguishment of debt	-	37
Bad debt expense and other	1,126	866
Change in fair value of financial instrument	-	24,466
Write-off of prepaid financing costs	-	6,412
Gain from investments	-	(700)
Deferred income taxes	23,533	21,437
Stock-based compensation	7,665	4,685
Changes in assets and liabilities:
Accounts receivable and other current assets	6,210	(8,963)
Net transfer from restricted cash	2,705	1,869
Other assets	30	(67)
Accounts payable and accrued expenses	(1,707)	7,860
Income taxes receivable/payable and reserves	14,994	(776)
Deferred revenue and other long term liabilities	6,442	588
Net cash provided by operating activities	133,702	94,995
Cash flows from investing activities:
Capital expenditures	(246,864)	(149,174)
Net transfer from restricted cash	-	47,757
Redemptions of short-term investments	40,780	-
Adjustment for SPADAC acquisition	319	-
Proceeds from sale of investment	-	1,700
Purchases of short-term investments	-	(50,188)
Net cash used in investing activities	(205,765)	(149,905)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	78,000
Preferred stock dividend payments	(2,992)	-
Prepaid financing costs	(118)	(4,530)
Proceeds from exercise of stock options and warrants, and other	1,268	19,269
Net cash (used in) provided by financing activities	(1,842)	92,739
Net (decrease) increase in cash and cash equivalents	(73,905)	37,829
Cash and cash equivalents, beginning of period	283,233	208,872
Cash and cash equivalents, end of period	$209,328	$246,701

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$-	$18,927
Income taxes paid	31	3,914
Transfer of derivative liability to preferred stock value	-	26,560
Non-cash surrender of common stock to cover employees' minimum tax liability	(1,302)	(42)
Non-cash issuance of common stock for services provided	-	250
Non-cash preferred stock dividend accrual	1,008	99
Non-cash consideration on customer transaction	1,920	-

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

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate three state-of-the-art high-resolution image processing and production facilities. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, in addition to our own enhanced satellite imagery information products and services, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can provide imagery services and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics, provider of geospatial predictive analytic solutions, has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns in order to gain insights that protect lives, optimize deployment of resources and mitigate risk.

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

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. Most of our government contracts are funded incrementally on a year-to-year basis.  Our largest government contract, the EnhancedView SLA (see Note 3), has up to nine additional one-year renewal options. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. For the three and nine months ended September 30, 2011, U.S. government agencies represented approximately 64 percent and 66 percent of our total revenues, respectively.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the amount reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of September 30, 2011, the Company had $12.1 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.2 million is available within one year and is classified as current, and the remaining $7.9 million is available through 2022.

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

As of September 30, 2011, and December 31, 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

Goodwill

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

In assessing the recoverability of goodwill, we calculate the fair market value at the reporting unit level. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company compares the implied value of goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill.

Effective on October 1, 2011, the Company elected to change the annual impairment test date for goodwill from December 31 to October 1. The Company’s management believes this change in testing date is preferable under the circumstances because it provides the Company with additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process. The Company does not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge. The Company will apply the new annual impairment testing date beginning October 1, 2011.

Preferred Stock

In September 2010, the Company issued Series A Convertible Preferred Stock, or the Series A Preferred Stock, par value of $.01 per share. Cumulative dividends on the Series A Preferred Stock are payable at a rate of 5 percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available therefore, when, as and if declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings.

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

Revenue Recognition

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, associated ground processing technology upgrades and operations and maintenance services.  We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information products. Additionally, new sources of revenue include the dissemination and hosting of imagery and the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

We record revenues from the sale of satellite imagery directly to end users or value-added resellers based on the delivery of the imagery. This revenue is recognized when the products are delivered to the customer, and, generally, these arrangements are contracted for separately on a stand-alone basis.

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer in a bundled arrangement. Previously, to determine revenue recognition for multiple element arrangements, we considered whether individual customer arrangement elements had value to the customer on a standalone basis, whether there was objective and reliable evidence of fair value of undelivered item(s) and whether the arrangement included a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) was considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services, and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services. In other arrangements when the separation criteria are met, total arrangement consideration is allocated to each separate unit of accounting using relative fair value. Revenues are recognized over the appropriate service period: access and operations and maintenance are recognized over the contract term; and ground processing technology upgrades are recognized when delivery and acceptance is complete. We consider a deliverable to have standalone value if the product or service provides value to the customer independent from other elements in the arrangement or if the product or service is sold separately by us or if it could be resold by the customer. Our revenue arrangements generally do not include a general right of return relative to the delivered products.

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

 Revenues for consultation and professional services are recognized as the services are performed. Revenues from time and materials contracts are recognized based on man-hours utilized, plus other reimbursable contract costs incurred during the period. Revenues from firm-fixed price contracts are recognized on a percentage of completion basis, utilizing the relationship of contract costs incurred and management’s estimate of total contract costs.

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

In September 2011, the FASB issued an update to the guidance related to goodwill impairment testing. The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If a company concludes that this is the case, it must perform the two-step test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

Under the NextView contract, the NGA agreed to support the GeoEye-1 project with a cost-share totaling approximately $237.0 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost-share obligation in full. GeoEye had deferred recognition of the cost-share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During each of the three months ended September 30, 2011 and 2010, we recognized $6.0 million of deferred revenue under the NextView contract, and during each of the nine months ended September 30, 2011 and 2010, we recognized $18.1 million of deferred revenue under the NextView contract.

The NextView Service Level Agreement, or SLA, provided for monthly payments of $12.5 million, subject to a maximum reduction of 10 percent based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized $25.0 million and $99.6 million of imagery revenue under the SLA during the three and nine months ended September 30, 2010, respectively.

(3) EnhancedView Program

On August 6, 2010, the NGA awarded us contracts under its EnhancedView program worth up to $3.8 billion over ten years, assuming the NGA exercises all of its options and we perform as specified. The award provides for a new satellite imagery delivery SLA; the engineering, construction and launch of GeoEye-2; the design and procurement of associated ground station equipment; and the design and procurement of additional infrastructure to support government operations, value-added products and other services, including Web-based delivery of information. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense. During the second quarter of 2011, the Company successfully completed the Space System Critical Design Review milestone related to the GeoEye-2 satellite development under the EnhancedView contract.

On October 4, 2011, the Company entered into an amendment to the EnhancedView SLA with the NGA exercising the first renewal option under the contract to extend the EnhancedView SLA for the period of October 5, 2011, through August 31, 2012. Previously, on August 30, 2011, the Company signed an amendment to its SLA with the NGA to extend the performance period of the base year to October 4, 2011. The amendment also changed the date by which the NGA may exercise its first of nine one-year renewal options under the EnhancedView SLA from August 31, 2011, to October 31, 2011. The first of the one-year renewal options was shortened by the amount that the base year was extended by this amendment, so that the date by which NGA may exercise the second option year is August 31, 2012.

The EnhancedView program award provides for a new satellite imagery delivery SLA with the NGA valued at up to $2.8 billion. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent in the base year and 15 percent in the option years based on performance metrics. Under the EnhancedView SLA, to the extent that less than $12.5 million is paid by the NGA for any month, the shortfall can be applied to future products and services or used to fund an extension of the contract.  When GeoEye-2 becomes operational and meets NGA certification requirements, which we currently expect will occur in 2013, EnhancedView SLA payments are expected to increase by an additional $15.3 million per month ($183.6 million per year), also subject to a maximum reduction of 15 percent based on performance metrics. The initial term of the EnhancedView SLA was one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational.

As part of the EnhancedView contract, the NGA has agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. This award component will be initially recorded as deferred revenue and recognized as revenue over the expected operational life of the satellite. At the time the final cost-share payment is made, it is expected that any credits due to the government will be determined and will be factored into the final payment amount.

The EnhancedView program award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA. This award component includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $36.8 million and $109.8 million of imagery and other revenue under the EnhancedView SLA during the three and nine months ended September 30, 2011, respectively. We recognized $12.3 million of imagery revenue under the EnhancedView SLA during the three and nine months ended September 30, 2010.

(4) Investments

Short-term investments consisted of the following at September 30, 2011, and December 31, 2010 (in thousands):

		Gross unrecognized
September 30, 2011	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities: Variable-rate demand notes	9,220	-	-	9,220
Total short-term investments	9,220	-	-	9,220

		Gross unrecognized
December 31, 2010	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	10,000	-	-	10,000

Held-to-maturity securities:
Commercial paper	19,969	4	-	19,973
Corporate bonds	5,155	5	-	5,160
Agency notes	5,000	-	-	5,000
Certificates of deposit	10,000	-	-	10,000

Total short-term investments	50,124	9	-	50,133

As of September 30, 2011, there were no other-than-temporary impairments of the Company’s investments.

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Land and buildings	$7,435	$7,297
Furniture, computers, equipment and software	55,369	42,724
Leasehold improvements	18,324	3,460
Vehicles and airplanes	2,210	2,228
Accumulated depreciation	(37,218)	(29,467)
Subtotal	46,120	26,242
Property, plant and equipment in process	1,977	9,682
Property, plant and equipment, net	$48,097	$35,924

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process includes computer hardware and software costs and costs incurred in connection with the move to our new corporate headquarters. Depreciation expense related to property, plant and equipment was $3.4 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $9.0 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(6)  Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Satellites	$414,158	$414,158
Ground systems	89,985	89,268
Accumulated depreciation	(158,682)	(118,198)
Subtotal	345,461	385,228
Satellites and ground systems in process	522,019	311,898
Satelllites and related ground systems, net	$867,480	$697,126

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

As of September 30, 2011, and December 31, 2010, we have incurred total capitalized costs of $518.1 million and $309.9 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2. Included in these costs is capitalized interest of $49.7 million and $18.4 million, as of September 30, 2011 and December 31, 2010, respectively.

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of September 30, 2011, we carried $255.8 million of in-orbit insurance for GeoEye-1. This is comprised of $135.5 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires December 1, 2011, and $120.3 million of insurance in the event of a total loss of the satellite, which expires December 1, 2011.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $9.0 million of in-orbit coverage which expires on December 1, 2011.

Total satellite and related ground systems depreciation expense was $13.7 million and $13.4 million for the three months ended September 30, 2011 and 2010, respectively, and $40.5 million and $39.9 million for the nine months ended September 30, 2011 and 2010 respectively.

(7)  Income Taxes

The Company’s effective tax rate was 37.2% for the nine months ended September 30, 2011, and 39.5% before discrete items for the nine months ended September 30, 2010, respectively. Income tax expense was $8.5 million and $23.6 million for the three and nine months ended September 30, 2011, respectively. Income tax expense was $8.0 million and $21.5 million including discrete items for the three and nine months ended September 30, 2010, respectively. The Company’s effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits in 2011 partially offset by a related reserve, provision to return true-up adjustments, a benefit from a foreign tax rate differential, state and local income taxes, and certain expenses that are not deductible for tax purposes.

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

(8)  Long-Term Debt

On October 8, 2010, the Company issued $125.0 million aggregate principal of 8.625 percent Senior Secured Notes due 2016, or the 2016 Notes, in a publicly registered offering. Interest payments on the 2016 Notes are due semi-annually in arrears on April 1 and October 1 of each year. At any time on or after October 1, 2013, the Company may, on one or more occasions, redeem all or part of the 2016 Notes at 104.313 percent of principal for the subsequent 12-month period; at 102.156 percent of principal on October 1, 2014, for the subsequent 12-month period; and at 100 percent of principal on October 1, 2015, and thereafter.

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

Interest Expense, Net

The composition of interest expense, net, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense	$13,295	$10,647	$39,817	$31,906
Capitalized interest	(12,116)	(4,806)	(31,322)	(9,980)
Interest income	(57)	(122)	(246)	(212)
Total interest expense, net	$1,122	$5,719	$8,249	$21,714

Interest expense, net, for the three and nine months ended September 30, 2011, primarily includes interest expense on our 2016 Notes and 2015 Notes. Interest expense, net, for the three and nine months ended September 30, 2010, primarily includes interest expense on our 2015 Notes. Interest expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

(9)  Convertible Preferred Stock

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus for the sale of its Series A Convertible Preferred Stock, or Series A Preferred Stock. In September 2010, pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs. The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Series A Preferred Stock on September 22, 2010. During the three and nine months ended September 30, 2010, the change in the value of the financial instrument resulted in other non-operating expense of $16.0 million and $24.5 million, respectively.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of September 30, 2011. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million and $3.0 million during the three and nine months ended September 30, 2011, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of September 30, 2011.

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

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Available-for-sale securites	9,220	9,220	10,000	10,000
Senior Secured Notes (due 2016)	125,000	137,500	125,000	131,250
Senior Secured Notes (due 2015)	385,275	445,000	383,160	452,000

We classified the above instruments as Level 2 instruments due to the usage of quoted market prices and observable market data.

(11) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$10,248	$17,246
Accrued payroll	12,433	14,660
Accrued expenses - subcontractors	6,134	25,912
Accrued interest payable	24,641	12,111
Dividends payable	1,008	1,007
Total accounts payable and accrued expenses	$54,464	$70,936

(12) Stockholders’ Equity

Earnings per Share

Basic earnings per share, or EPS, is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of the Company’s Common Stock outstanding and other dilutive securities. Securities that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of basic EPS and diluted EPS pursuant to the two-class method. The Company’s Series A preferred shares are participating securities.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$14,088	$(6,376)	$39,744	$6,547
Preferred stock dividends	(1,008)	(99)	(2,992)	(99)
	13,080	(6,475)	36,752	6,448
Income allocated to participating securities	(1,416)	-	(3,984)	(27)
Net income (loss) available to common stockholders	$11,664	$(6,475)	$32,768	$6,421

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,147	21,792	22,107	21,544
Dilutive effect of:
Warrants	-	-	-	152
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	642	-	660	286
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,789	21,792	22,767	21,982

For each of the three and nine months ended September 30, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.2 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For the three months ended September 30, 2010, 2.7 million potential common shares from the conversion of Series A preferred stock and 0.4 million stock options, deferred stock units, employee stock purchase plan shares and non-vested stock were not included in the calculation of diluted EPS as we were in a loss position, and their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010, 2.7 million potential common shares from the conversion of Series A preferred stock and 0.3 million stock options were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2011, consisted of the following (in thousands):

Balance at January 1, 2011	$443,243
Net income for the nine months ended September 30, 2011	39,744
Issuance of common stock	1,287
Surrender of common stock to cover employees' minimum tax liability	(1,302)
Stock-based compensation	8,409
Other adjustments	25
Preferred stock dividends	(2,992)
Balance at September 30, 2011	$488,414

During 2011, we granted a total of 161,658 shares of nonvested stock, which vest over three- to four-year periods and 143,019 stock options, which vest over a four-year period. In addition, we granted 54,819 restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. These restricted stock units have both performance and service requirements that vest over a two-year period and are subject to a three-year restriction on the sale or transfer of the shares. We also granted 39,039 restricted stock units to executive officers associated with the EnhancedView program, which vest contingent upon certain events.

Stockholder Rights Plan

On June 8, 2011, the Board of Directors adopted a Stockholder Rights Agreement, or Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. The rights are designed to ensure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all stockholders a control premium.

In connection with the adoption of the Rights Agreement, the Board of Directors of the Company declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of Common Stock to stockholders of record as of the close of business on June 22, 2011. Subject to certain exceptions, the Rights will be exercisable if a person or group of affiliated or associated persons acquires 20% or more of the Company’s Common Stock or announces a tender offer for 20% or more of the Common Stock. In the case of a tender offer, the Board of Directors may determine a later date for the exercise of the Rights unless the person or group that announced the tender offer acquires 20% or more of the Company’s Common Stock. Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series B Junior Participating Preferred Stock of the Company at an exercise price of $175. The Company’s Board of Directors will be entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 20% or more of the outstanding Common Stock. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. The Rights will expire on June 7, 2012, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights.

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

The Company has 0.05 million authorized shares of Series B Junior Participating Preferred Stock. There is no Series B Junior Participating Preferred Stock issued or outstanding as of September 30, 2011, and December 31, 2010.

Comprehensive Income

For the three and nine months ended September 30, 2011 and 2010, there were no material differences between net income (loss) as reported and comprehensive income (loss).

(13)  Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $54.7 million and $55.2 million for the three months ended September 30, 2011 and 2010, representing 64 percent of total revenues in each period. For the nine months ended September 30, 2011 and 2010, the Company recognized revenue of $171.8 million and $164.9 million under its contract with the U.S. government, representing 66 percent and 67 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three or nine months ended September 30, 2011 or 2010.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Imagery	$63,503	$66,696	$184,060	$187,426
NextView cost-share	6,038	6,038	18,114	18,114
Production and other services	16,228	13,718	57,427	42,262
Total revenues	$85,769	$86,452	$259,601	$247,802

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic	$63,698	$62,523	$199,112	$184,409
International	22,071	23,929	60,489	63,393
Total revenues	$85,769	$86,452	$259,601	$247,802

Our property, plant and equipment and ground systems are held domestically.

(14)  Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations at September 30, 2011 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$-	$400,000	$125,000	$525,000
Interest expense on long-term debt (1)	49,281	49,281	49,281	49,281	30,031	5,391	232,546
Operating lease obligations	3,060	3,974	3,122	2,419	2,466	15,909	30,950
Purchase obligations (2)	140,891	59,028	840	630	-	-	201,389
Total contractual obligations	$193,232	$112,283	$53,243	$52,330	$432,497	$146,300	$989,885

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of September 30, 2011, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases was $0.9 million for each of the three month periods ended September 30, 2011 and 2010, and $3.3 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011, or 2010 Annual Report. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

●	risks associated with operating our in-orbit satellites;
●	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;
●
potential changes in the number of companies offering commercial satellite launch services and the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we have to pay for such launches;

●
our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

●	general U.S. and international economic, business and political conditions;
●	termination, suspension or other changes in purchase levels under our contracts with U.S. government agencies;
●	changes or delays in Congressional appropriations or uncertainty as to the completion of the federal budget process;
●	market acceptance of our products and services;
●	our ability to maintain and protect our Earth imagery content and our image archives against damage;
●	possible future losses on satellites that are not adequately covered by insurance;
●	domestic and international government regulation;
●	changes in our revenue backlog or expected revenue backlog for future services;
●	pricing pressure and overcapacity in the markets in which we compete;
●	inadequate access to capital markets or other financing;
●	the competitive environment in which we operate;
●	customer defaults on their obligations owed to us;
●	our international operations and other uncertainties associated with doing business internationally;
●	litigation;

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

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. We own one of the world’s largest libraries of commercial color digital satellite imagery; it contains more than 580 million square kilometers of color imagery of the Earth.

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate three state-of-the-art high-resolution image processing and production facilities. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, in addition to our own enhanced satellite imagery information products and services, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple satellite sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can provide imagery services and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics, provider of geospatial predictive analytic solutions, has industry-leading expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns in order to gain insights that protect lives, optimize deployment of resources and mitigate risk.

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

Our principal sources of revenue are from imaging services, the sale of satellite imagery directly to end users or value-added resellers, the provision of direct access to our satellites, associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production services where we combine our images with data and imagery from our own and other sources to create sophisticated information. Additionally, new sources of revenue include the dissemination and hosting of imagery and the provision of consultation, integration, data analysis and other professional services related to geospatial information systems.

Our Web site is www.geoeye.com. We make available free of charge on or through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. This reference to our Web site is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the Web site into this Form 10-Q or our other filings with the SEC.

Our Web site is also a key source of important information about us. We routinely post to the About Us/Investor Relations section of our Web site important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. We also have a Corporate Governance page in the Investor Relations section of our Web site that includes, among other things, copies of our Code of Business Conduct & Ethics and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Strategy Committee and the Risk Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request to our Corporate Secretary at GeoEye, Inc., 2325 Dulles Corner Boulevard, Herndon, Virginia 20171.

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

GeoProfessional.  Our GeoProfessional products consist of imagery that has been aligned and geographically corrected by our experienced production personnel to provide the most accurate and precise imagery currently available from a commercial satellite provider. Our production personnel can also combine various satellite and aerial images into a single, highly detailed and comprehensive image. Available in various levels of accuracy, these GeoProfessional products are suitable for feature extraction, change detection, base mapping and other similar geo-location applications.

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

Aerial Imagery

Our aerial imagery is designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging, or LiDAR, imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering. The Company is currently taking action to cut costs to improve the financial performance of our aerial imagery business, which comprises less than 2 percent of our total revenues, and may take further actions as it deems necessary.

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

●
Georectification.  This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

●	Tonal Correction. This is the scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

●
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

●
Orthorectification. This is the process of accurately registering imagery to ground coordinates and geometrically correcting it for Earth elevation differences at the image location. For example, orthorectification is used to make buildings and objects in an image appear to be standing straight instead of leaning. After processing, the image can be used for a variety of mapping applications, including land use and land-cover classification, terrain analysis, natural resource mapping, backdrops for maps, temporal-change analysis, multi-image fusion and more.

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

Information Services

We provide imagery information services, which combine our imagery with third-party data to create sophisticated and customized information for our customers. In 2010, we launched our information services business to provide our customers global on-demand access to imagery and related information over the Internet. This new Web-based services platform, which we call EyeQ, provides the core infrastructure for this new service and our new geospatial information services business. EyeQ commenced operations in April 2010 supporting the U.S. government’s NGA customers. In September 2010, EyeQ became available to our commercial customers.

EyeQ delivers imagery and other location-based information through annual subscriptions and user licenses. EyeQ offers a Web interface with tools that function as our customers’ data center. EyeQ serves up imagery and other standards-based content throughout the customers’ data network and out to their customers and partners.

With EyeQ, our customers have access to secure, timely and accurate location information delivered into their business environment. EyeQ is user friendly and available twenty-four hours a day and seven days a week. EyeQ serves our goal of simplifying access to and delivery of imagery and location information.

On December 15, 2010, GeoEye, Inc. completed the acquisition of 100 percent of the stock of SPADAC, Inc., or SPADAC, a geospatial predictive analytics company, which became a wholly owned subsidiary named GeoEye Analytics. GeoEye Analytics provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security. Our highly trained geospatial and multi-source analysts utilize proprietary software and algorithms to combine location-based information, geographic data, human geography, historic events and a wide range of other information sources to generate unique location-based analysis that enables customers to gain the insight they need to support mission critical operations around the world. Our teams and technology are used daily in mission areas such as counter terrorism, law enforcement, oil and gas exploration, fraud detection and risk management. Predictive geospatial analysis enables our customers to analyze where events are likely to occur and in that way to provide the insight they need so they can best manage risk, optimize deployment of resources and ensure efficient utilization of key assets.

Results of Operations

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Revenues	$85,769	100.0%	$86,452	100.0%	$(683)	(0.8)%	$259,601	100.0%	$247,802	100.0%	$11,799	4.8%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	28,508	33.2	26,722	30.9	1,786	6.7	91,246	35.1	77,905	31.4	13,341	17.1
Depreciation and amortization	17,986	21.0	16,363	18.9	1,623	9.9	52,204	20.1	48,585	19.6	3,619	7.4
Selling, general and administrative	15,516	18.1	14,219	16.4	1,297	9.1	44,606	17.2	41,384	16.7	3,222	7.8
Total operating expenses	62,010	72.3	57,304	66.3	4,706	8.2	188,056	72.4	167,874	67.7	20,182	12.0
Income (loss) from operations	23,759	27.7	29,148	33.7	(5,389)	(18.5)	71,545	27.6	79,928	32.3	(8,383)	(10.5)
Interest expense, net	(1,122)	(1.3)	(5,719)	(6.6)	4,597	80.4	(8,249)	(3.2)	(21,714)	(8.8)	13,465	62.0
Other non-operating expense	-	-	(16,047)	(18.6)	16,047	100.0	-	-	(24,466)	(9.9)	24,466	100.0
Gain from investments	-	-	700	0.8	(700)	(100.0)	-	-	700	0.3	(700)	(100.0)
Loss from early extinguishment of debt	-	-	-	-	-	-	-	-	(37)	(0.0)	37	100.0
Write-off of prepaid financing costs	-	-	(6,412)	(7.4)	6,412	100.0	-	-	(6,412)	(2.6)	6,412	100.0
Income before provision for income taxes	22,637	26.4	1,670	1.9	20,967	1,255.5	63,296	24.4	27,999	11.3	35,297	126.1
Provision for income taxes	(8,549)	(10.0)	(8,046)	(9.3)	(503)	(6.3)	(23,552)	(9.1)	(21,452)	(8.7)	(2,100)	(9.8)
Net income (loss)	14,088	16.4	(6,376)	(7.4)	20,464	321.0	39,744	15.3	6,547	2.6	33,197	507.1
Preferred stock dividends	(1,008)	(1.2)	(99)	(0.1)	(909)	(918.2)	(2,992)	(1.2)	(99)	(0.0)	(2,893)	(2,922.2)
	13,080	15.3	(6,475)	(7.5)	19,555	302.0	36,752	14.2	6,448	2.6	30,304	470.0
Income allocated to participating securities	(1,416)	(1.7)	-	-	(1,416)	(100.0)	(3,984)	(1.5)	(27)	(0.0)	(3,957)	(14,655.6)
Net income (loss) available to common stockholders	$11,664	13.6	$(6,475)	(7.5)	$18,139	280.1	$32,768	12.6	$6,421	2.6	$26,347	410.3

Revenues

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Imagery	$63,503	74.0%	$66,696	77.1%	$(3,193)	(4.8)%	$184,060	70.9%	$187,426	75.6%	$(3,366)	(1.8)%
NextView cost-share	6,038	7.0	6,038	7.0	-	-	18,114	7.0	18,114	7.3	-	-
Production and other services	16,228	18.9	13,718	15.9	2,510	18.3	57,427	22.1	42,262	17.1	15,165	35.9
Total revenues	$85,769	100.0	$86,452	100.0	$(683)	(0.8)	$259,601	100.0	$247,802	100.0	$11,799	4.8

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost-share revenues are based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery services, GeoEye Analytics, and EyeQ, our Web-based dissemination services.

Imagery revenues decreased for the three and nine months ended September 30, 2011, compared to the same period in 2010, primarily due to decreased levels of imagery and equipment deliveries to regional affiliate customers in 2011 and a decrease due to a lower level of achievement under the NGA EnhancedView Service Level Agreement, or SLA performance metrics. These decreases were partially offset by an increase in deliveries to domestic commercial customers in 2011.

Production and other services revenues increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010 due to the inclusion of revenues from the sale of GeoEye Analytics products and services in 2011 and EyeQ Web-based dissemination services revenues, which commenced in April 2010, partially offset by a decline in our value-added production services.

Total domestic and international revenues were as follows:

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Domestic	$63,698	74.3%	$62,523	72.3%	$1,175	1.9%	$199,112	76.7%	$184,409	74.4%	$14,703	8.0%
International	22,071	25.7	23,929	27.7	(1,858)	(7.8)	60,489	23.3	63,393	25.6	(2,904)	(4.6)
Total revenues	$85,769	100.0	$86,452	100.0	$(683)	(0.8)	$259,601	100.0	$247,802	100.0	$11,799	4.8

Domestic revenues include those from the SLAs, recognition of deferred revenue related to the NextView cost-share payments from the NGA, commercial imagery sales, sales of value-added products and services and EyeQ, our Web-based dissemination services. International revenues are derived from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers, commercial imagery sales and sales of ground stations.

Domestic revenues increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the inclusion of revenues from the sale of GeoEye Analytics products and services in 2011 and an increase in deliveries to domestic commercial customers. These increases were partially offset by a decline in our value-added production services in 2011 and a decrease in domestic revenues due to a lower level of achievement under the NGA EnhancedView SLA performance metrics for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

International revenues decreased primarily due to the decreased level of imagery and equipment deliveries to regional affiliate customers during the three and nine months ended September 30, 2011, compared to the same period in 2010.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Labor and overhead	$18,029	21.0%	$14,022	16.2%	$4,007	28.6%	$58,202	22.4%	$39,397	15.9%	$18,805	47.7%
Subcontractor	5,111	6.0	6,717	7.8	(1,606)	(23.9)	18,243	7.0	22,375	9.0	(4,132)	(18.5)
Satellite insurance	1,567	1.8	1,540	1.8	27	1.8	4,690	1.8	4,639	1.9	51	1.1
Other direct costs	3,801	4.4	4,443	5.1	(642)	(14.4)	10,111	3.9	11,494	4.6	(1,383)	(12.0)
Total direct costs of revenue	$28,508	33.2	$26,722	30.9	$1,786	6.7	$91,246	35.1	$77,905	31.4	$13,341	17.1

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

Labor and overhead costs increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the inclusion of GeoEye Analytics.

Subcontractor expenses decreased during the three and nine months ended September 30, 2011, compared to the same period in 2010, primarily due to a lower level of engineering and consulting costs incurred in 2011.

 Other direct costs of revenue decreased during the three and nine months ended September 30, 2011, compared to the same period in 2010, primarily due to costs related to the delivery of imagery system upgrades sold in 2010.

Depreciation and Amortization

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Depreciation	$17,119	20.0%	$15,702	18.2%	$1,417	9.0%	$49,539	19.1%	$46,603	18.8%	$2,936	6.3%
Amortization	867	1.0	661	0.8	206	31.2	2,665	1.0	1,982	0.8	683	34.5
Total depreciation and amortization	$17,986	21.0	$16,363	18.9	$1,623	9.9	$52,204	20.1	$48,585	19.6	$3,619	7.4

Depreciation increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the increase in capital expenditures related to computer hardware and software for the EyeQ platform as well as the GeoEye-1 ground station backup at our Thornton, Colorado facility. Additionally, there was an increase in depreciation related to costs incurred in connection with the move to our new corporate headquarters during the second quarter of 2011.

Amortization expense is primarily associated with acquired contracts and customer relationship intangibles from our acquisition in prior years of MJ Harden, Space Imaging LLC and GeoEye Analytics.

Amortization increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the intangible amortization recognized in connection with the acquisition of GeoEye Analytics in December 2010.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Payroll, commissions, and related costs	$6,636	7.7%	$6,220	7.2%	$416	6.7%	$18,515	7.1%	$18,898	7.6%	$(383)	(2.0)%
Stock-based compensation	1,412	1.6	1,416	1.6	(4)	(0.3)	5,152	2.0	3,650	1.5	1,502	41.2
Professional fees	2,752	3.2	2,736	3.2	16	0.6	7,988	3.1	7,940	3.2	48	0.6
Research and development	765	0.9	496	0.6	269	54.2	1,992	0.8	1,279	0.5	713	55.7
Other	3,951	4.6	3,351	3.9	600	17.9	10,959	4.2	9,617	3.9	1,342	14.0
Total selling, general and administrative expenses	$15,516	18.1	$14,219	16.4	$1,297	9.1	$44,606	17.2	$41,384	16.7	$3,222	7.8

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

Total selling, general and administrative expenses increased for the nine months ended September 30, 2011, compared to the same period in 2010, primarily as a result of increases in stock-based compensation expense as well as facilities, computer and telecommunication costs incurred in connection with the move to our new corporate headquarters during the second quarter of 2011.

Interest Expense, Net

The composition of interest expense, net, was as follows:

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2011		2010		2011 and 2010		2011		2010		2011 and 2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Interest expense	$13,295	15.5%	$10,647	12.3%	$2,648	24.9%	$39,817	15.3%	$31,906	12.9%	$7,911	24.8%
Capitalized interest	(12,116)	(14.1)	(4,806)	(5.6)	(7,310)	(152.1)	(31,322)	(12.1)	(9,980)	(4.0)	(21,342)	(213.8)
Interest income	(57)	(0.1)	(122)	(0.1)	65	53.3	(246)	(0.1)	(212)	(0.1)	(34)	(16.0)
Total interest expense, net	$1,122	1.3	$5,719	6.6	$(4,597)	(80.4)	$8,249	3.2	$21,714	8.8	$(13,465)	(62.0)

Interest expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount.

Interest expense increased during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the increase in our average outstanding long-term debt as a result of the issuance of the 2016 Notes. The increase in capitalized interest during the three and nine months ended September 30, 2011, compared to the same periods in 2010 was due to increased capitalized interest associated with the increased construction costs of the GeoEye-2 satellite during 2011, on which interest is capitalized.

Other Non-Operating Expense

 We recorded other non-operating expense of $16.0 million and $24.5 million during the three and nine months ended September 30, 2010, related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Preferred Stock Purchase Agreement. The Preferred Stock Commitment fair value was marked to market and reflected as an adjustment to earnings and added to additional paid-in capital when Cerberus purchased the Series A Preferred Stock on September 22, 2010.

Write-Off of Prepaid Financing Costs

During the third quarter of 2010, we wrote-off unamortized prepaid financing costs of $6.5 million, including a $2.0 million non-refundable commitment fee related to costs incurred on the debt financing under the Notes Purchase Agreement with Cerberus.

Provision for Income Taxes

The Company’s effective tax rate was 37.2% for the nine months ended September 30, 2011, and 39.5% before discrete items for the nine months ended September 30, 2010, respectively. Income tax expense was $8.5 million and $23.6 million for the three and nine months ended September 30, 2011, respectively. Income tax expense was $8.0 million and $21.5 million including discrete items for the three and nine months ended September 30, 2010, respectively. The increase in income tax expense for the three and nine months ended September 30, 2011, compared to the same periods in 2010, is primarily a result of provision to return true-up adjustments and higher pretax income in the current periods.

Our effective tax rate differs from the federal tax rate primarily due to a benefit from research tax credits in 2011 partially offset by a related reserve, provision to return true-up adjustments, a benefit from a foreign tax rate differential, state and local income taxes and certain expenses that are not deductible for tax purposes.

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

The use of adjusted EBITDA as an analytical tool has limitations, and it should not be considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

●	It does not reflect our cash expenditures, or future requirements, for all contractual commitments;

●	It does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

●	It does not reflect cash requirements for the payment of income taxes when due;

●
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

●
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

A reconciliation of net income to adjusted EBITDA is as follows:

	For the Three Months Ended September 30,		Change Between	For the Nine Months Ended September 30,		Change Between
	2011	2010	2011 and 2010	2011	2010	2011 and 2010
		(in thousands)			(in thousands)
Net income (loss)	$14,088	$(6,376)	$20,464	$39,744	$6,547	$33,197
Adjustments:
Interest expense, net	1,122	5,719	(4,597)	8,249	21,714	(13,465)
Loss from early extinguishment of debt	-	-	-	-	37	(37)
Write-off of prepaid financing costs	-	6,412	(6,412)	-	6,412	(6,412)
Provision for income taxes	8,549	8,046	503	23,552	21,452	2,100
Depreciation and amortization	17,986	16,363	1,623	52,204	48,585	3,619
Non-cash stock-based compensation expense	1,928	1,844	84	7,665	4,685	2,980
Non-cash change in fair value of financial instrument	-	16,047	(16,047)	-	24,466	(24,466)
Gain from investments	-	(700)	700	-	(700)	700
Adjusted EBITDA	$43,673	$47,355	$(3,682)	$131,414	$133,198	$(1,784)

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

Cash Flow Items

As of September 30, 2011, we had $209.3 million of cash and cash equivalents and $9.2 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $133.7 million and $95.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase of $38.7 million in the nine months ended September 30, 2011, compared to the same period in 2010 was primarily related to an increase in net income as well as cash collections from income tax refunds and accounts receivable balances year over year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $205.8 million and $149.9 million for the nine months ended September 30, 2011 and 2010, respectively, and was primarily related to capital expenditures partially offset by the redemption of short-term investments. The increase in capital expenditures of $97.7 million compared to the same period in 2010 was primarily due to expenditures related to the construction of GeoEye-2 that were incurred in 2011. As of September 30, 2011, we have incurred total capitalized costs of $518.1 million for the EnhancedView program, primarily consisting of costs for the construction of GeoEye-2.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities was $(1.8) million and $92.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease of $94.5 million in the nine months ended September 30, 2011, compared to the same period in 2010 was primarily related to the issuance of the Series A convertible preferred stock to Cerberus as well as the issuance of common stock due to the exercise of warrants that occurred in 2010, which did not recur in 2011.

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

As of September 30, 2011, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of original issue discount of $14.7 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of September 30, 2011, we were in compliance with all covenants associated with each of our borrowings.

Equity Sources and Uses

In March 2010, the Company entered into a Stock Purchase Agreement and a Note Purchase Agreement with Cerberus Satellite LLC, or Cerberus, for the sale of its Series A Convertible Preferred Stock, or Series A Preferred Stock. In September 2010, pursuant to the terms of the Stock Purchase Agreement and as a result of the EnhancedView award by the NGA being made without the letter-of-credit requirement, Cerberus purchased 80,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs. The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future. It was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Series A Preferred Stock on September 22, 2010. During the three and nine months ended September 30, 2010, the change in the value of the financial instrument resulted in $16.0 million and $24.5 million of other non-operating expense, respectively.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of September 30, 2011. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million and $3.0 million during the three and nine months ended September 30, 2011, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of September 30, 2011.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog reduces the volatility of our net cash provided by operating activities more than would be typical for a company outside our industry.

	Backlog to be recognized:
(in millions)	Less than 1 year	Thereafter	Total Contracted Backlog
EnhancedView SLA	$150.0	$2,548.4	$2,698.4
EnhancedView cost-share amortization	-	384.0	384.00
NextView cost-share amortization	24.2	129.9	154.10
International	46.0	32.9	78.90
North American commercial	25.1	36.6	61.70
U.S. government	42.8	0.20	43.00
Total Backlog	$288.1	$3,132.0	$3,420.1

Total backlog includes all contractual commitments. These include the remaining portion of the ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts, value-added products and services, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational.  Additionally, there is $560.1 million of unfunded value-added products and services awarded under the EnhancedView program on a specific delivery order basis and subject to annual contract ceiling amounts. In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment, as well as the design and procurement of additional infrastructure to support government operations.

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. Most of our government contracts, including the EnhancedView program, are funded incrementally on a year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in our backlog.

Capital Expenditures

For the three and nine months of 2011, our capital expenditures included $72.3 million and $221.6 million for satellites and ground systems and $2.7 million and $25.3 million for property, plant and equipment, respectively.

We currently expect that total capital expenditures for 2011 will be approximately $295.0 million, of which $260.0 million, excluding capitalized interest, will be related to our continued construction of GeoEye-2 under the EnhancedView program.  The remaining $35.0 million in capital expenditures relates to other ongoing capital expenditures.  Our new lease agreement provided for a $4.9 million tenant improvement reimbursement allowance. Reimbursements under this provision were recorded as a deferred lease incentive and will reduce rent expense over the remaining lease term. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities.

Off-Balance-Sheet Arrangements

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance and minimum lease payments. Some of our leases have options to renew.

We do not have any other significant off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Total rental expense under operating leases was $0.9 million for each of the three month periods ended September 30, 2011 and 2010, and $3.3 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010, other than changing the annual impairment test date for goodwill. This change did not have a material impact on our financial statements. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new revenue recognition guidance we recently adopted and the change in the annual impairment test date for goodwill.

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

In September 2011, the FASB issued an update to the guidance related to goodwill impairment testing. The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If a company concludes that this is the case, it must perform the two-step test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this accounting guidance at the beginning of its fourth quarter of 2011 on a prospective basis for goodwill impairment tests. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of September 30, 2011, is fixed-rate. At September 30, 2011, the estimated fair value of our long-term debt instruments was approximately $582.5 million, compared with a carrying value of $510.3 million, excluding the $14.7 million unamortized discount. While changes in interest rates impact the fair value of our debt, there is no impact to earnings and cash flows, because we intend to hold these investments and carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 4.  Controls and Procedures.

a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

 We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Annual Report.

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit 10.1*	Modification P00009 to Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency

Exhibit 10.2*	Modification P00011 to Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency

Exhibit 18.1	Preferability Letter Issued by KPMG LLP regarding a change in accounting principle

Exhibit 31.1	Rule 13a-14(a) Certification of Matthew M. O’Connell

Exhibit 31.2	Rule 13a-14(a) Certification of Joseph F. Greeves

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Matthew M. O’Connell

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Joseph F. Greeves

Exhibit 101
The following financial information from GeoEye, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

 * Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

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

Date: November 1, 2011