Form 10-K
period 2011-12-31
GeoEye, Inc.
filed 2012-03-13
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-33015

GeoEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2759725
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 Dulles Corner Boulevard	20171
Herndon, VA	(Zip Code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants was approximately $526.6 million, based upon the closing price on the NASDAQ Global Market for such equity on June 30, 2011.

The number of shares outstanding of Common Stock, par value $0.01, as of March 7, 2012 was 22,244,065 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of GeoEye, Inc.’s 2011 Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2012, to be filed within 120 days after the close of the Registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K.

In this Annual Report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, and the documents incorporated by reference herein, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in this Annual Report.  The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes or delays in Congressional appropriations or uncertainty as to the completion of the federal budget process;
•	risks associated with operating our in-orbit satellites;
●	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;
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

●	termination, suspension or other changes in purchase levels under our contracts with U.S. government agencies;
●	general U.S. and international economic, business and political conditions;
•	domestic and international government regulation;
●	market acceptance of our products and services;
●	our ability to maintain and protect our Earth imagery content and our image archives against damage;
●	changes in our revenue backlog or expected revenue backlog for future services;
●	pricing pressure and overcapacity in the markets in which we compete;
●	the competitive environment in which we operate, as some of our competitors may have greater financial, personnel and operating resources;
●	inadequate access to capital markets or other financing;
●	customer defaults on their obligations owed to us;
●	our international operations and other uncertainties associated with doing business internationally;

as well as other factors disclosed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control.  These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements or cautionary factors, except as required by law.

Trademarks

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; MJ HARDEN®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARtm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; VESSEL TRACKINGtm; ELEVATING INSIGHTtm; GEOEYE ANALYTICStm; EARTHWHEREtm; SIGNATURE ANALYSTtm; GEOEYE 3D AIRPORTtm; GEOEYE 3D HARBORtm; and GEOTRACKERtm

PART I

Item 1.	Business

Overview

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s Earth imagery, geospatial expertise and enabling technology to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

In 2011, we increased total revenues to $356.4 million from $330.3 million in 2010, a growth rate of 7.9 percent. Over the same period, we increased net income to $56.6 million from $24.6 million, a growth rate of 129.8 percent, and increased Adjusted EBITDA, a non-GAAP measure (see reconciliation on page 24), to $183.0 million from $176.9 million, a growth rate of 3.5 percent.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. Our next satellite, GeoEye-2, will have even higher resolution. It is on track to launch and go into operations in 2013. We own one of the world’s largest libraries of commercial panchromatic and color digital satellite imagery; it contains more than 614 million square kilometers of color Earth imagery.

In addition to our high-resolution Earth imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate state-of-the-art high-resolution image processing and production facilities in St. Louis, Missouri and Thornton, Colorado. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, including our own enhanced satellite imagery, to produce an expanded variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple Earth imagery sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s Earth imagery, geospatial expertise and enabling technology allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see, understand and respond to changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, provides on-demand access to GeoEye imagery, making this valuable information accessible to new audiences.

GeoEye Analytics builds on our heritage of providing multi-source value-added geospatial services by bringing advanced geospatial analytics expertise. Our analysts leverage proprietary tools and tradecraft to process and exploit multiple layers of geospatial data to better understand the characteristics of a location and anticipate where events may occur. Our teams support many important national security, law enforcement and risk management missions.

We believe the combination of our Earth imagery, geospatial expertise, and enabling technology differentiates us from our competitors. This combination enables us to provide “elevated insight” in the geospatial industry by delivering solutions that help our customers protect lives, manage risk and optimize resources.

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

Our Web site is also a key source of important information about us. We routinely post to the About Us/Investor Relations section of our Web site important information about our business, our operating results and our financial condition and prospects, including our earnings releases and supplemental financial information. We also have a Corporate Governance page in the Investor Relations section of our Web site that includes, among other things, copies of our Code of Business Conduct & Ethics and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee; the Strategy Committee and the Risk Committee.

Products and Services

Our principal sources of revenue are from the sale of Earth imagery directly to end users or value-added resellers, the provision of direct access to our satellites, associated ground processing technology upgrades and operations and maintenance services. We also derive significant revenue from value-added production and analytic services where we combine imagery GeoEye collects with other sources of data from our customers to create sophisticated value-added geospatial products. Additionally, we earn revenue from the dissemination and hosting of imagery.

Satellite Imagery

We offer a wide range of high-resolution satellite imagery that provides our customers archive data and new collection services in three key formats:

●
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

●
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

●
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

Aerial Imagery

Our aerial imagery collection services are designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging, or LiDAR, imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering. We are currently evaluating strategic alternatives for our aerial imagery services, which comprised less than two percent of our total revenues in the year ended December 31, 2011.

Production Services

Value-added products and services generated by our production service operations are purchased by U.S. government agencies and domestic and international commercial customers, including international governments and state and local governments. Production services typically involve the processing and production of specific data and imagery information products that are built to stringent customer specifications. We have developed advanced processing systems that enable us to process raw data from a wide range of both government and commercial sensors (imaging satellites) and then merge the source images into very precise information and imagery products to meet the needs of a broad range of customers. Our production services range from the generation of precision imagery products (for example, digital elevation maps) to the extraction of site-specific features (for example, airports, highways and buildings) for our customers’ database development.

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

Information Services

We provide imagery information services, which combine our satellite imagery with third-party data to create sophisticated and customized information for our customers. In 2010, we launched our information services business to provide our customers global on-demand access to imagery and related information over the Internet. This Web-based services platform, which we call EyeQ, provides the infrastructure for this service and our geospatial information services business. EyeQ commenced operations in April 2010 supporting the U.S. government’s National Geospatial-Intelligence Agency, or NGA, customers.

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

On December 15, 2010, GeoEye completed the acquisition of 100 percent of the stock of SPADAC, Inc., or SPADAC, a geospatial predictive analytics company, which became a wholly owned subsidiary named GeoEye Analytics. GeoEye Analytics provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security. Our highly trained geospatial and multi-source analysts utilize proprietary software and algorithms to combine location-based information, geographic data, human geography, historic events and a wide range of other information sources to generate unique location-based analysis that enables customers to gain the insight they need to support mission critical operations around the world. Our teams and technology are used daily in mission areas such as counter terrorism, law enforcement, oil and gas exploration, fraud detection and risk management. Predictive geospatial analysis enables our customers to analyze where events are likely to occur and provides the insight they need so they can best manage risk, optimize deployment of resources and ensure efficient utilization of key assets.

Customers

Our products and services are sold and provided to many U.S. government agencies, including the national security community, foreign governments and North American and international commercial customers.

We sell our imagery by means of image collection orders, both satellite and aerial, and from our satellite imagery library, which currently comprises over 614 million square kilometers of high-resolution imagery. Our imagery products and services are sold through direct and indirect sales channels, resellers, direct salespeople, strategic partners and through our customer service and production services personnel. Our imagery customers can buy imagery from us through various sales arrangements, including purchasing imagery by the square kilometer, or by buying monthly subscription-based access to one of our satellites and associated ground processing technology and support services. Certain international government customers pay for direct access to our satellites, giving them the right to task the satellites and to receive direct downlinks from the satellite. We can deliver imagery products by means of electronic delivery or by the use of physical media such as CDs, DVDs, hard drives or electronic distribution. The key factors in determining the appropriate delivery method depend on the customer’s needs and the file size of the imagery product ordered.

U.S. Government

Our products and services are provided to various U.S. government, defense, intelligence and law enforcement agencies and civil agency customers. Under the NextView program and the EnhancedView program, the NGA acquires imagery and imagery derived products on behalf of its clients in the U.S. defense, intelligence and law enforcement agencies. Other U.S. government agencies that purchase satellite imagery include the U.S. Air Force, U.S. Army, U.S. Department of Interior, U.S. Geological Survey, U.S. Fish and Wildlife Service, National Park Service, National Aeronautics and Space Administration and the U.S. Department of Agriculture. For the year ended December 31, 2011, we recognized aggregate revenues of $227.8 million from the U.S. government, which represented approximately 64 percent of our total revenues.

International

Our international customers, who represented 26 percent of our total revenues for the year ended December 31, 2011, are primarily comprised of foreign governments but also include commercial customers. Most foreign countries currently do not have satellite collection programs as technically sophisticated as the programs in the United States and must either rely on their own limited aerial imagery collection for their imagery applications or purchase imagery from reliable commercial satellite providers, such as GeoEye. Our international customers primarily use imagery for national defense, intelligence programs, agricultural planning and monitoring, resource monitoring, national border monitoring, environmental and infrastructure monitoring and construction planning.

North American Commercial and Other

Our North American commercial customers, who represented 10 percent of our revenues for the year ended December 31, 2011, purchased both aerial imagery and satellite imagery from us. Our North American commercial customers operate in a variety of different market segments, including online mapping, GIS, precision mapping, infrastructure, oil and gas, environmental monitoring, agriculture, mining, utilities and transportation. We sell imagery and products to our resellers and they in turn add additional value to the products for sale to the end user. Examples of our commercial relationships include arrangements with Esri and our multi-year agreement with Google, Inc. to provide satellite imagery for its online consumer and commercial applications.

Government Programs

EnhancedView Program

On August 6, 2010, the NGA awarded us contracts under its EnhancedView program. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense.

The EnhancedView program award provides for a new satellite imagery delivery Service Level Agreement, or SLA, with the NGA valued at up to $2.8 billion. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent in the base year and 15 percent in the option years based on performance metrics. Under the EnhancedView SLA, to the extent that less than $12.5 million is paid by the NGA for any month, the shortfall can be applied to future products and services or used to fund an extension of the contract.  When GeoEye-2 becomes operational and meets NGA certification requirements, which we currently expect will occur in 2013, EnhancedView SLA payments are expected to increase by an additional $15.3 million per month ($183.6 million per year), also subject to a maximum reduction of 15 percent based on performance metrics. The initial term of the EnhancedView SLA was one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational.

As part of the EnhancedView contract, the NGA has agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contribution will be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. This award component will be initially recorded as deferred revenue and recognized as revenue over the expected operational life of the satellite. At the time the final cost-share payment is made, it is expected that any credits due to the government will be determined and will be factored into the final payment amount. During 2011, the Company successfully completed all critical design review milestones related to the GeoEye-2 satellite development under the EnhancedView contract.

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

If the NGA exercises all of its options and we perform as specified, the EnhancedView contracts are worth up to $3.8 billion over ten years.

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

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $147.0 million and $49.0 million of imagery and other revenue under the EnhancedView SLA during the years ended December 31, 2011 and 2010, respectively.

Satellites

GeoEye-1

GeoEye-1 has been designed to collect 0.41-meter (approximately equivalent to 16.1 inches) resolution black-and-white imagery (known in the industry as panchromatic) and 1.65-meter (approximately equivalent to 65.0 inches) resolution color imagery (known in the industry as multispectral) of the Earth’s surface, both individually and simultaneously. Although imagery can be collected at 0.41-meter resolution for the U.S. government, due to current U.S. licensing restrictions, products for non-government customers must be re-sampled to no better than 0.5-meter resolution before being made available for sale to non-U.S. government customers. For more details on this restriction, see “—Government Regulation — United States” below.

In addition to 0.5-meter resolution imagery, GeoEye-1 offers geo-location accuracy, which is currently better than five meters. This means that customers can map natural and man-made features to within five meters of their true location on the Earth’s surface without ground control points.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of December 31, 2011, we carried $260.3 million in-orbit insurance for GeoEye-1, comprised in part by $195.8 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires on December 1, 2012. We also carry $64.5 million of insurance in the event of a total loss of the satellite, which expires December 1, 2012.

In 2009, we experienced an irregularity with GeoEye-1 that affected the transmission of imagery to certain ground stations and subsequently thereto, we experienced an unrelated aberration that affected the collection of some color imagery by GeoEye-1. We have successfully implemented modifications that we believe significantly reduce or eliminate the business impacts of these issues. Nonetheless, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications that may have a material adverse effect on our imagery collection operations, and could materially affect our financial condition and results from operations.

IKONOS

GeoEye acquired this satellite through the acquisition of Space Imaging in 2006. IKONOS provides 0.82-meter resolution black-and-white and 3.2-meter resolution color imagery with a geo-location accuracy of approximately 7.8-meters. IKONOS can collect about 200,000 square kilometers of imagery per day. Like GeoEye-1, IKONOS is designed to downlink imagery to a customer and to accept imaging collection orders directly from customers. In addition, like GeoEye-1, IKONOS has the ability to take simultaneous black-and-white and color imagery, allowing us to deliver “pan sharpened multispectral” imagery. It can also capture stereo images on the same orbital pass. The Company maintains $4.3 million of in-orbit insurance for IKONOS, which expires December 1, 2012, to be paid if the satellite’s capabilities become impaired as measured against a set of specifications. The IKONOS satellite was launched in September 1999.

OrbView-2

We ceased operating OrbView-2 in early 2011, an event we had been anticipating for some time. OrbView-2 was the first commercial satellite to image the Earth’s entire surface on a daily basis in color. OrbView-2 was launched in August 1997, and far outlived its expected operational life; it was thirteen years old when we ceased operating it. OrbView-2 collected 1.0 kilometer, low-resolution color imagery, downlinking the imagery to both our primary and backup ground stations and to various regional receiving stations around the world. OrbView-2 revenues for 2011 and 2010 were immaterial. Since discontinuance of OrbView-2 operations, we have been using other available sources of low-resolution imagery.

GeoEye-2

As noted, on August 6, 2010, the NGA awarded us a contract under its EnhancedView program. One component of the award is a cost-share of up to $337.0 million for the development and launch of GeoEye-2. GeoEye-2 has been designed to collect 0.34-meter (approximately equivalent to 13.4 inches) resolution black-and-white imagery and 1.34-meter resolution color imagery (approximately equivalent to 53.5 inches).  The satellite also incorporates control moment gyros which makes it more agile for adhoc imagery collection.

GeoEye-2 is on track to launch and go into operations in 2013. On January 26, 2012, the NGA approved the System Critical Design Review for the EnhancedView program. This review was the final step to verify that GeoEye's space, ground and overall system level designs meet the stringent operational and security requirements of the NGA. Completion of these four critical design reviews also confirms the system will support all mission requirements for the EnhancedView Program.  As of December 31, 2011, we have incurred total capitalized costs of $578.7 million for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2, including $63.0 million of capitalized interest.

Production Facilities

GeoEye operates production facilities that provide advanced image processing products, engineering analysis and related services. We also operate or contract with other facilities that provide satellite control and communications services.

The following table summarizes the primary characteristics of production facilities and satellite control and communications services:

	Satellite Control	Satellite Communications and Image Receiving	Image Order Tasking	Imagery Processing Center
Thornton, Colorado	✓	✓	✓	✓
Herndon, Virginia	✓	✓	✓
St. Louis, Missouri				✓
Point Barrow, Alaska		✓
Fairbanks, Alaska	✓	✓
Mission, Kansas				✓
Kiruna, Sweden		✓
Tromso, Norway		✓
Troll, Antarctica		✓

Company History

GeoEye was initially organized as ORBIMAGE Holdings, Inc., a Delaware corporation, on April 4, 2005, and is the successor registrant of ORBIMAGE Inc. On January 10, 2006, we adopted the brand name GeoEye. On September 28, 2006, the stockholders of the Company voted to formally change the legal name of the Company from ORBIMAGE Holdings, Inc. to GeoEye, Inc.

Strategic acquisitions have expanded our product and service offerings. On January 10, 2006, we completed the acquisition of Space Imaging, or SI, pursuant to the terms of an asset purchase agreement to acquire the operating assets of SI. The final cash purchase price, including acquisition costs, was approximately $51.5 million. On December 15, 2010, we acquired SPADAC, for a net purchase price of $44.3 million in cash and stock, which includes an adjustment for changes to the tangible net worth of SPADAC, as defined in the merger agreement. With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics, Inc. GeoEye Analytics provides geospatial predictive analytics solutions to customers in key markets of defense, intelligence and homeland security, enabling customers to gain the insight they need to support mission-critical operations around the world.

Additionally, in December 2009, we established a new foreign subsidiary in Singapore to serve our expanding Asia customer base, GeoEye Asia Pte. Ltd.

In January 2010, we changed the names of the Company’s subsidiaries as follows:

Old Name	New Name
ORBIMAGE Inc.	GeoEye Imagery Collection Systems Inc.
ORBIMAGE SI Holdco Inc.	GeoEye Solutions Holdco Inc.
ORBIMAGE SI Opco Inc.	GeoEye Solutions Inc.
ORBIMAGE License Corp.	GeoEye License Corp.

Competition

We compete against various public and private companies, systems owned by the U.S. government and foreign state-sponsored entities that provide satellite and aerial imagery products and related information services to the commercial market.

Our major competitor for high-resolution satellite imagery is DigitalGlobe, Inc., or DigitalGlobe, a publicly listed commercial vendor of space imagery. International competitors for high-resolution satellite imagery and imagery products include Astrium, an EADS Company, the National Remote Sensing Centre, Department of Space (government of India), RADARSAT International (Canada) and ImageSat International N.V. (Israel).

Employees

As of December 31, 2011, we had 743 employees. Generally, our employees are retained on an at-will basis. We have entered into employment agreements with certain of our key employees. Certain of our employees have non-competition agreements that prohibit them from competing with us for various periods following termination of their employment.

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

Our DoC licenses generally include the following key operating conditions:

●	We are required to maintain positive operational control of our satellite systems from a location within the United States at all times;

●
We are restricted from disseminating to anyone other than the U.S. government panchromatic imagery with a resolution better than 0.5-meters or multispectral imagery with a resolution better than 2.0-meters within 24 hours of collection;

●
The U.S. government reserves the right to exercise “shutter control” — the interruption of service by limiting imagery collection and/or distribution as necessary to meet significant U.S. government national security or foreign policy interests or international obligations. Although the U.S. government has never exercised “shutter control” with respect to our satellite systems, the exercise of this authority would require us to make imagery data available exclusively to the U.S. government by means of approved re-keyable encryption on the downlink. We cannot anticipate whether or under what circumstances the U.S. government would exercise its “shutter control” authority, nor can we reasonably determine what costs and terms would be negotiated between us and the U.S. government in such an event;

●
We are required to obtain DoC approval before implementing “significant or substantial” agreements with foreign nations, entities or consortiums (foreign persons) to protect the national security, foreign policy interests and international obligations of the U.S. government. Transfers of “significant or substantial” agreements also require DoC approval. Examples of “significant or substantial” agreements include customer agreements for high-resolution imagery collection and distribution, operating agreements and agreements relating to equity investments in the Company of 20 percent or more of the total outstanding shares or that entitle a foreign person to a position on our Board of Directors. Foreign persons entering into “significant or substantial” agreements with us are required to comply with our DoC license imagery collection and distribution restrictions and are subject to the U.S. government’s exercise of “shutter control,” which could adversely affect our ability to collect imagery products for distribution to our foreign customers; and

●	We are restricted from disseminating imagery of the state of Israel with a resolution better than 2.0 meters.

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

In March 2011, we completed the successful de-orbit of the OrbView-3 satellite and surrendered the OrbView-3 FCC and NOAA licenses. Additionally, we decommissioned the OrbView-2 satellite later in 2011. We recently filed an application to modify our GeoEye-1 satellite FCC license to add the GeoEye-2 satellite and associated ground stations and expect to obtain the FCC licenses and approvals necessary for GeoEye-2 operations before GeoEye-2 launch in 2013.

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

●
International Telecommunication Union, or ITU, Regulations — ITU regulations for a satellite system define the technical operating parameters, including a range of technical parameters that determine the potential interference to and from other services and users of the spectrum.  The FCC, on our behalf, has completed the ITU advance publication and notification processes for our IKONOS and GeoEye-1 satellite systems. After completion of the ITU notification process, ongoing coordination with other satellite systems could occur from time to time.

●
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

●
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

The risks described below, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

We depend heavily on U.S. government contracts. Termination of these contracts would materially reduce our revenue and have a material adverse effect on our business.

Revenues from U.S. government contracts accounted for 64 percent of our total revenues for the year ended December 31, 2011. Our contracts with U.S. government agencies are subject to risks of termination, with or without cause, or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various government agencies. Our primary contract with the U.S. government, through the NGA, is the EnhancedView SLA, which was awarded and authorized on August 6, 2010. Any inability on our part to meet the performance requirements of the EnhancedView SLA could result in a breach of our contract with the NGA. The EnhancedView SLA is structured as a one-year agreement, with nine one-year renewal options, exercisable at the NGA’s option.  In October 2011, the NGA exercised its first renewal option under the contract. This contract amendment extended the EnhancedView SLA for an 11-month period beginning October 5, 2011 and ending August 31, 2012. Eight additional one-year renewal options remain under the EnhancedView SLA.  A breach of our contract with the NGA resulting in its termination, or a decision by the NGA not to exercise its remaining renewal options under the EnhancedView SLA, or any other U.S. government contract, would have a material adverse effect on our business, financial condition and results of operations.

As part of the EnhancedView award, we have entered into a cost-share agreement with the NGA that provides for approximately $337.0 million of funding for the development and launch of GeoEye-2; this amount represents approximately 42 percent of our expected GeoEye-2 development and launch expense. If the cost-share agreement is terminated or funding is significantly reduced, it will be difficult for us to obtain a similar level of financing on comparable or acceptable terms, if at all. If such termination is accompanied by a termination or non-renewal of the EnhancedView SLA, we will experience significant difficulty in obtaining financing for the construction and development of future satellites, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenues are generated from contracts with U.S. government agencies, particularly the NGA, that are subject to annual renewal and Congressional appropriations. A failure or delay by Congress to make appropriations to the NGA or other U.S. government agencies could materially reduce our revenue and have a material adverse effect on our business.

Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and, as a result, the NGA may not continue to fund these contracts at current or anticipated levels. If the NGA terminates, significantly reduces in scope or suspends any of its contracts with us, or changes its policies, priorities or funding levels, these actions would have a material and adverse effect on our business, financial condition and results of operations. We recognized $147.0 million of revenue under the EnhancedView SLA for the year ended December 31, 2011, which accounted for approximately 41 percent of our revenue during the year ended December 31, 2011.

Funding of U.S. government contracts are subject to congressional budget authorization and appropriation processes. We cannot predict the extent to which total funding and/or funding for our contracts will be included, increased or reduced as part of the 2012 budget and subsequent budgets ultimately approved by Congress or will be included in separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, economic policies adopted or to be adopted by the U.S. government, and pressures on the federal budget could also adversely affect the total funding and/or funding for our contracts. In the event that appropriations for any of our contracts become unavailable, or are reduced or delayed, one or more of our contracts may be terminated or adjusted by the U.S. government, which could have a material adverse effect on our business, financial condition and results of operations.

When the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay or cancel funding we expect to receive on work we are already performing. Additionally, when operating under a continuing resolution, U.S. government agencies may delay or cancel new initiatives and programs, which could materially adversely affect our business, financial condition and results from operations.

In addition, when the U.S. government approaches its existing statutory limit on the amount of permissible federal debt that may be incurred, this limit must be raised in order for the U.S. government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. government would prioritize its payments and where our payments would fall in that priority list. A significant portion of our work is performed under U.S. government contracts that provide generally that we will continue to perform on the contract even if the U.S. government is unable to make timely payments. Failure to continue performance under the contract may place us at risk of termination for default. Such conditions are unprecedented in the history of U.S. government fiscal policy administration, and there is no assurance that should the U.S. government fail to pass legislation in time to avoid reaching the debt ceiling, such legislation would be forthcoming in the near term. Should conditions occur such that the U.S. government or others are unable to pay us timely for work performed, we would need to finance that work from our available cash resources, credit facilities and access to the capital markets, if available. It is unclear how long the U.S. government’s payment capacity might be constrained, and therefore, how long we may be required to finance; however, it is likely that there are practical limitations on how long we could finance our operations under these circumstances. An extended delay in the timely payments by the U.S. government would likely result in a material adverse effect on our business, financial condition and results of operations.

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

A breach or breaches of our information, security or network systems could materially adversely affect our business. Our business involves the transmission and storage of large quantities of electronic data, including the imagery comprising our global imagery library. In addition, our business is becoming increasingly Web-based, allowing our customers to access and take delivery of imagery from our digital imagery library over the Internet. From time to time, we have experienced computer viruses and other forms of third-party attacks on our systems that, to date, have not had a material adverse effect on our business.

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

Because the techniques used to obtain unauthorized access, or to otherwise infect or sabotage information, security and network systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these new techniques or to implement adequate preventive measures. We may also need to expend significant people and financial resources to protect against security breaches or remedy any breaches that might occur. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Web-based products and services we offer and increase the number of countries within which we do business.

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

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe.  DigitalGlobe currently operates three high-resolution satellites able to collect sub meter resolution imagery: Quickbird, launched in 2001; WorldView-1, launched in September 2007; and WorldView-2, launched in October 2009. DigitalGlobe’s three satellite constellation offers more collection capacity than GeoEye’s two satellite constellation of GeoEye-1 and IKONOS. While we believe GeoEye-1 offers the highest-resolution and positional accuracy of any commercial imagery satellite in the world, some customers may value collection capacity over image quality. In 2011, Astrium successfully launched their Pleiades satellite which collects sub meter imagery.  DigitalGlobe also announced intentions to expand their distribution option for international customers, known as the Direct Access Program. The emergence of Astrium as a commercial imagery vendor that offers radar, medium resolution, and high resolution imaging capabilities and DigitalGlobe’s increased investment in international growth could lead to increased pricing competition and put our market share at risk.

If competitors develop and launch satellites with comparable or more advanced technologies than ours, or offer services at lower prices than ours, then our business, financial position and results of operations could be adversely affected.

U.S. and foreign government agencies may build and operate their own systems, which could affect the current and potential market share of our products and services and could lead to pricing pressure.

The U.S. government currently relies, and is likely to continue to rely, on government-owned and operated systems for classified satellite-based high-resolution imagery. The U.S. government could reduce its purchases from commercial satellite imagery providers or decrease the number of companies to which it contracts with no corresponding increase in the total amount spent.

The U.S. government and foreign governments also develop, construct, launch and operate their own imagery satellites, with comparable or higher resolution and accuracy, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell Earth imagery from their satellites in the commercial market and thereby compete on price and technological capabilities with the sales of our imagery products and services. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors and subsidize the pricing of imagery from their satellites, which could lead to additional pricing pressure. Pricing pressure could lead to potential market share losses if we choose not to lower our prices to retain our existing customer base. Any reduction in purchases of our products and services by the U.S. government could have a material adverse effect on our business, operations and financial condition.

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

The availability of our products and services depends on the continuing operation of our infrastructure, information technology and communications systems, including our satellite and ground network systems. Any system downtime, damage to, or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial-of-service attacks or other attempts to harm our systems. Our data centers and ground stations can be powered by backup generators. However, if our primary source of power and the backup generators also fail, our daily operations and results of operations would be materially and adversely affected.

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

We rely principally on foreign regional resellers to market and sell our imagery from the GeoEye-1 and IKONOS satellites in various international markets. We are currently expanding our efforts to further develop our current and future operations in international markets. Our foreign regional resellers may not have the skill or experience to further develop international regional commercial markets for our products and services. If we fail to enter into additional foreign regional distribution agreements, or if our foreign regional resellers fail to market and sell our imagery products and services successfully abroad, these marketing failures could negatively affect our business operations and financial condition.

We rely on domestic and foreign value-added resellers to develop, market and sell our products and services to address certain target domestic and foreign markets, including certain industries and geographical markets. If our value-added resellers fail to develop, market and sell our products and services successfully, this failure could negatively affect our business, financial condition and results of operations.

Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding any future satellite, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

The implementation of our business strategies, such as expanding our satellite constellation and our value-added products and services offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures, and there can be no assurance that we will be able to satisfy our capital requirements in the future. We currently expect that our ongoing liquidity requirements for sustaining our operations will be satisfied by cash on hand, cash generated from our existing and future operations and proceeds from the U.S. government cost-share. However, we cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that future borrowings will be available in amounts sufficient to enable us to execute our business strategies.

Lending institutions have suffered and may continue to suffer losses due to their lending policies and their other financial relationships, especially because of the continued challenges and uncertainties in the U.S. and global economies. As a result, changes in the capital markets may impact our ability to obtain new financing or refinance our existing debt on reasonable terms and in adequate amounts, if at all. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategies. We can provide no assurance that we will be able to raise sufficient capital to continue funding our satellite constellation and expand our other products and services.

The continuing economic challenges and uncertainty may affect our business operations, financial condition and financial results in ways that we currently cannot predict.

The continuing economic challenges in the financial markets, national debt concerns and uncertainty regarding the global economy may have an impact on our business, our business operations, financial condition and financial results. As the cost of capital has increased substantially and the availability of funds from the capital markets has diminished significantly, our ability to access the capital markets may be restricted or be available only on terms we do not consider favorable. Limited access to the capital markets could adversely affect our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely affect our strategy.

The current economic situation could affect our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results of operations and cash flows. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have a further adverse effect on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate. The uncertainty about future economic conditions also makes it more challenging for us to forecast our operation results, make business decisions, and identify and prioritize the risks that may affect our business, our business operations, financial condition and financial results.

Our success depends upon our ability to recruit and motivate key personnel.

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

A number of factors can affect the expected operational lives of our satellites, including the quality of construction, the supply of fuel, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits in which the satellites are placed. Certain advanced components, such as its cameras, are integral to a satellite’s design functionality and expected operational life. The failure of satellite components can cause damage to, or loss of, the use of a satellite before the end of its expected operational life. Electromagnetic storms or collisions with other objects could damage our satellites, which could in turn impair their design functionality and expected operational life. Such objects could include debris from exploded satellites and spent rocket stages, dead satellites and meteoroids. We cannot assure you that each satellite will remain in operation for its expected operational life. We expect the performance of any satellite to decline gradually near the end of its expected operational life.

Our GeoEye-1 satellite was launched in September 2008 and has an expected operational life of nine years. IKONOS, another of our satellites, launched in September 1999, was fully depreciated in June 2008. An updated study on IKONOS was completed in 2011, and the results indicate that there are no impending sources of loss of mission through the end of 2012. However, there can be no assurance that IKONOS will continue to operate adequately to remain commercially viable.

Replacing a satellite is expensive. We are currently building GeoEye-2, which we expect to be operational in 2013. We expect to use $111.0 million, the first installment of the federal government cost-share funds, current cash balances and funds generated from operations to develop and launch GeoEye-2. If our cost-share agreement with the NGA is terminated by the NGA, or if Congress fails to make appropriations to fund payments by the NGA under this cost-share agreement, we will have to seek additional financing from outside sources, which we may be unable to obtain on terms we find acceptable. If we do not generate sufficient funds from operations and we cannot obtain financing from outside sources on favorable terms, we will not be able to deploy a new satellite to replace GeoEye-1 at the end of its expected operational life. We cannot assure investors that we will be able to generate sufficient funds from operations or be able to raise additional capital on acceptable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

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

In 2009, we experienced an irregularity with GeoEye-1 that affected the transmission of imagery to certain ground stations and subsequently thereto, we experienced an unrelated aberration that affected the collection of some color imagery by GeoEye-1. We have successfully implemented modifications that we believe significantly reduce or eliminate the business impacts of these issues. Nonetheless, any failure of our cameras on any of our satellites or other loss of satellite capacity or functionality could require different satellite operational modifications that may have a material adverse effect on our imagery collection operations, and could materially affect our financial condition, liquidity and results from operations.

New or proposed satellites are subject to construction and launch delays, the occurrence of which can materially and adversely affect our operations.

We have in the past experienced delays in satellite construction and launch, which have adversely affected our operations. Such interruptions can result from delays in the construction of satellites and the procurement of requisite components and launch vehicles; limited availability of appropriate launch windows; possible delays in obtaining regulatory approvals and launch failures. Failure to meet a satellite’s construction schedule, resulting in a significant delay in the future delivery of a satellite, could also adversely affect our marketing strategy for the satellite. Even after a satellite has been manufactured and is ready for launch, an appropriate launch date may not be available for several months. Further, any significant delay in the commencement of service of any of our satellites would allow customers who pre-purchased or agreed to utilize capacity on the satellite to terminate their contracts, which could affect our plans to replace an in-orbit satellite prior to the end of its service life.

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

Our insurance policies contain various exclusions from coverage based upon commercial realities and the types of coverage available in the market. For example, the anomalies we have experienced in the operation of GeoEye-1 are excluded from our present policies, and any costs we have experienced to mitigate such anomalies are not covered by insurance. If we experience other operational anomalies associated with our satellites that could degrade their performance or our ability to collect the amount and/or quality of imagery that we anticipate, we may not have access to proceeds to cover our added costs or loss of revenue.

Our 2015 Notes and 2016 Notes require us to obtain launch and in-orbit insurance for our satellites, which is costly and may be difficult or impossible to obtain.  A loss of a high-resolution satellite such as GeoEye-1 will require us to offer to repurchase our 2015 Notes and 2016 Notes, and we may lack sufficient insurance to cover that cost.

The terms of the 2015 Notes and 2016 Notes, or Indentures, require us to obtain launch and in-orbit insurance for any future satellites we construct and launch and require us to maintain specified levels of in-orbit operation insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. With respect to GeoEye-1, we currently carry $260.3 million of in-orbit insurance, consisting of $195.8 million of in-orbit insurance, expiring December 1, 2012, and $64.5 million of in-orbit insurance in the event of the total loss of the satellite, expiring December 1, 2012.  We believe, that under current market conditions, the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2015 Notes and the 2016 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2015 Notes and the 2016 Notes. We will seek to obtain insurance coverage for GeoEye-2 and all future satellites as required under the 2015 Notes and the 2016 Notes. However, any failure to obtain required insurance could cause a default under the 2015 Notes and the 2016 Notes.

We have a substantial amount of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

●	limits our ability to borrow additional funds;

●	limits our ability to pay dividends;

●	limits our flexibility in planning for, or reacting to, changes in our business and our industry;

●	increases our vulnerability to general adverse economic and industry conditions;

●	limits our ability to make strategic acquisitions;

●
requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

●	places us at a competitive disadvantage compared to competitors that have less debt.

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

The terms of the Indentures will permit us and our subsidiaries to incur substantial additional indebtedness in the future, including secured indebtedness with first-priority liens or pari passu liens, which could further exacerbate the risks described above.

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

For the year ended December 31, 2011, our interest expense totaled $53.1 million, before considering the impact of capitalized interest. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flows are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, or that we will be able to refinance on commercially reasonable terms or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could have a material adverse effect on our financial condition, the value of our outstanding debt and our ability to make any required cash payments under our indebtedness.

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

Our operation of satellites and ground stations also requires licenses from, and is subject to regulation by, the FCC. The FCC regulates the launch and operation of our satellites, the use of satellite spectrum and the licensing of our ground station terminals located within the United States. The FCC also regulates the ownership and control of its licensees, and must consent to certain changes in such ownership or control. We currently have all required FCC licenses necessary to operate our business as it is currently conducted and recently filed an application to modify the GeoEye-1 satellite FCC license to add the GeoEye-2 satellite and associated ground stations. However, these licenses have expiration dates, which are expected to occur while the satellites and ground systems are still in use. The FCC generally renews licenses in the ordinary course, but there can be no assurance that our licenses will be renewed at their expiration dates for full terms or without adverse conditions, or that our application to modify our GeoEye-1 satellite FCC license will be granted. Failure to renew or modify these licenses, obtain FCC authorization to launch and operate any new satellites or otherwise maintain our existing licenses (for example, as the result of our failure to comply with our licenses or applicable regulations) could have a material adverse effect on our ability to generate revenue and conduct our business as currently planned. See “Government Regulation – United States – Federal Communications Commission Regulation.”

International Registration and Approvals.  The use of satellite spectrum is subject to the requirements of the ITU. Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground station terminals within such countries. Our customers or distributors are responsible for obtaining local regulatory approval from the governments in the countries in which they receive imagery downlinked directly from our satellites to ground stations within such countries. If the necessary approvals are not obtained, we will not be able to distribute real-time imagery in those regions, and this inability to offer real-time service in a foreign country could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies or limiting the provision of our products and services.

Our international business exposes us to risks relating to increased regulation and political or economic instability in foreign markets.

For the year ended December 31, 2011, approximately 26 percent of our total revenues were derived from international sales. We intend to continue to pursue international contracts, and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

●	Changes in domestic and foreign governmental regulations and licensing requirements;

●	Deterioration of relations between the United States and a particular foreign country;

●	Increases in tariffs and taxes and other trade barriers;

●
Changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; and

●	Difficulties in obtaining or enforcing judgments in foreign jurisdictions.

These risks are beyond our control and could have a material adverse effect on our business, financial position and results of operations.

Government audits of our contracts could result in a decrease in our earnings and/or have a negative effect on our cash position following an audit adjustment.

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

The properties used in our operations consist principally of satellite ground stations and terminals, production facilities and administrative and executive offices. The following table sets forth certain information about the location of each property used in our business:

Location	Sq. Ft.	Lease/Own	Purpose
Herndon, Virginia	81,236	Lease	Headquarters - satellite operations, information services and principal executive offices
Thornton, Colorado	42,106	Own	Satellite operations and production services - back-up for GeoEye-1
St. Louis, Missouri	21,060	Lease	Production services
Mission, Kansas	13,521	Lease	MJ Harden aerial imagery and production services
Fairbanks, Alaska	5,041	Lease	Ground terminal station and IKONOS backup command and control
Point Barrow, Alaska	620	Lease	Ground terminal station
McLean, Virginia	35,079	Lease	GeoEye Analytics operations
Singapore, Asia	436	Lease	Sales, marketing and customer service activities

Item 3.	Legal Proceedings

In the normal course of business, we may be party to various lawsuits, legal proceedings and claims arising out of our business. We believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

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

As of December 31, 2011, we had approximately 530 holders of record of our common stock. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at Depository Trust Company, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Information concerning the stock prices as reported on the NASDAQ composite transaction tape is as follows:

	2011		2010
	High	Low	High	Low
4th Quarter	$36.65	$18.25	$46.06	$39.86
3rd Quarter	41.65	27.22	40.48	30.80
2nd Quarter	41.57	33.17	32.98	26.10
1st Quarter	44.55	37.09	29.75	23.61

We have 80,000 shares of 5 percent Series A Convertible Preferred Stock, or the Preferred Stock, authorized at $0.01 par value per share, of which 80,000 shares were issued and outstanding as of December 31, 2011, with a liquidation preference of $1,000 per share.

We have 50,000 shares of Series B Junior Participating Preferred Stock, authorized at no par value. There is no Series B Junior Participating Preferred Stock issued or outstanding as of December 31, 2011.

Dividends

We have never paid any cash dividends on our common stock, nor do we anticipate paying cash dividends on our common stock at any time in the foreseeable future. We are prohibited, with certain exceptions allowed under the indentures, from paying dividends under instruments governing our 2015 and 2016 Notes until the principal amount of all such notes has been repaid. These restrictions are more fully discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Cash Flows” below.

Cumulative dividends on the Preferred Stock are payable at a rate of 5 percent per annum of the $1,000 liquidation preference per share. At the Company’s option, dividends may be declared and paid in cash out of funds legally available, when, as and if declared by the Board of Directors of the Company. If not paid in cash, an amount equal to the cash dividends due is added to the liquidation preference. Dividends payable in cash are recorded in current liabilities. All dividends payable, whether in cash or as an addition to the liquidation preference, are recorded as a reduction to our retained earnings. The Company paid quarterly dividends of $1.0 million during each of the three month periods ended March 31, 2011; June 30, 2011; September 30, 2011; and December 31, 2011. As of December 31, 2011, we had $1.0 million of unpaid dividends. These dividends were paid on January 3, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Equity Awards (1)	Weighted-Average Exercise Price per Share (2)	Securities Available for Future Issuance

Equity compensation plans approved by security holders	1,852,564	$24.54	776,235
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,852,564	$24.54	776,235

(1)	Includes stock options, time-based nonvested stock, time-based director stock units, performance-based restricted stock units and performance-based nonvested stock awards.

(2)	Includes weighted-average exercise price of outstanding stock options only.

Item 6.	Selected Financial Data

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2011, which has been derived from the audited consolidated financial statements of GeoEye. The following consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Revenues	$356,407	$330,345	$271,102	$146,659	$183,023

Income before provision (benefit) for income taxes	$89,925	$47,989	$14,488	$10,348	$68,005
Net income	56,612	24,637	32,061	26,615	28,470
Net income available to common stockholders	46,911	22,747	32,061	26,615	28,470

Earnings per common share - basic	$2.12	$1.05	$1.71	$1.48	$1.62
Earnings per common share - diluted	2.06	1.02	1.55	1.36	1.44

Adjusted EBITDA	$183,034	$176,928	$132,172	$39,707	$100,743
Capital expenditures	314,524	233,736	79,090	127,937	60,159

Cash, cash equivalents and short-term investments	$197,958	$333,357	$208,872	$110,546	$234,324
Total assets	1,334,585	1,269,085	947,207	794,605	853,090
Long-term debt	511,019	508,160	380,594	247,502	246,789
Stockholders' equity	507,287	443,243	279,955	230,404	193,209

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income before interest expense, net, provision for income taxes, depreciation and amortization expenses, non-cash stock-based compensation expense and other items. We present adjusted EBITDA to enhance understanding of our operating performance. We use adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, adjusted EBITDA is not a recognized term of financial performance under GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

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

A reconciliation of net income to adjusted EBITDA is as follows:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income	$56,612	$24,637	$32,061	$26,615	$28,470
Adjustments:
Interest expense, net	8,249	27,918	31,020	11,452	14,189
Loss from early extinguishment of debt	-	37	27,127	-	-
Write-off of prepaid financing costs	-	6,412	-	-	-
Provision (benefit) for income taxes	33,313	23,352	(17,573)	(16,267)	39,535
Depreciation and amortization	71,840	65,262	57,166	11,357	16,474
Non-cash stock based compensation expense	10,520	6,877	2,371	3,396	2,075
Non-cash loss on inventory and investment impairments	-	-	-	3,154	-
Non-cash change in fair value of financial instrument	-	24,466	-	-	-
Gain from investments	-	(3,200)	-	-	-
Goodwill impairment	2,500	-	-	-	-
Acquisition costs	-	1,167	-	-	-
Adjusted EBITDA	$183,034	$176,928	$132,172	$39,707	$100,743

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This management discussion and analysis, or MD&A, is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. We organized our MD&A into the following sections:

•	Executive Summary — a brief description of our business.
•	Business and Industry Factors — a discussion of our plans to grow our business and industry trends that may impact our results.
•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.
•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and, the impact of inflation.
•	Critical Accounting Policies and Estimates — a discussion of key accounting policies requiring critical judgments and estimates.
•	Quantitative and Qualitative Disclosures about Market Risk — an analysis of the interest rate and foreign exchange exposure.

Executive Summary

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on our Earth imagery, geospatial expertise and enabling technology to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, we have evolved into a complete provider of geospatial intelligence solutions.

Business and Industry Factors

Business Strategy

We believe we are well positioned as a leading provider of geospatial information and insight due to our broad range of imagery collection assets, world class image processing and production facilities, deep geospatial expertise, and a strong global distribution network. Key elements of our strategy to take advantage of our competitive position and grow our business include:

●
Expand our satellite constellation.  With the NGA EnhancedView award, we will continue to develop and grow our constellation and add capacity to serve our customer base and expand our services. GeoEye-2 is on track to launch and go into operations in 2013. As of December 31, 2011, we have incurred total capitalized costs of $578.7 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2, including $63.0 million of capitalized interest. Our EnhancedView award from the NGA included a cost-share of up to $337.0 million to help fund the development of GeoEye-2.

●
Further expand our value-added products and service offerings.  We believe our industry-leading Earth imagery resolution and accuracy, high-scale image production capabilities, and expert personnel establish us as a leader in the field of imagery production and enhancement. We have classified facilities and cleared staff certified to process imagery from multiple Earth imagery providers to meet the needs of our government customers.  Our acquisition of SPADAC, Inc. expanded our expertise, tools, and tradecraft in the area of advanced geospatial analysis.  We believe these and continued investments will enable our customers to gain new insights that help them better support their missions.

●
Further commercialize our industry-leading high-resolution Earth imagery.  We plan to develop new platforms and distribution technologies to make our Earth imagery more accessible to our current and potential customers. For example, our EyeQ Web services platform provides access to imagery on a subscription basis, rather than selling imagery pixels on a square kilometer basis. By managing Earth imagery in the cloud, customers can save money and more easily share insights with a broader audience.

●
Expand our existing, geographically diverse customer base.  We will continue to build on our existing relationships with our customers and our international resellers. We have a strong global distribution network that includes regional affiliates that have invested in ground stations and a large number of global resellers. These partners offer a strong route to market for our Earth imagery and value-added products and services.

Industry Factors

The geospatial industry is affected by many different factors. Factors that drive market demand for our products and services include, but are not limited to, increased demand for technologies in response to national defense and environmental observation initiatives, commercial demand for satellite mapping technologies, global infrastructure project initiatives, and advances in communication technologies. Factors that could negatively affect market demand for our products and services include, but are not limited to, decreasing U.S. and foreign government budgets, U.S. and foreign governments developing and launching their own imagery programs, the proliferation of competing surveillance technologies such as unmanned aerial vehicles, and increases in U.S. export constraints.

Positive industry trends include the following:

●
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

•
The frequency of natural disasters such as tsunamis, hurricanes and earthquakes has increased awareness of the utility of imagery information products for humanitarian missions and the need for geospatial information in risk assessment, response and recovery. Satellite data is a valuable tool in assessing disaster response and recovery and planning logistical operations.

•
GeoEye is often the first to deliver commercial satellite imagery to the U.S. government, foreign governments, commercial customers and humanitarian agencies. In 2011, GeoEye supplied imagery for humanitarian support and emergency relief support for the earthquake and tsunami in Japan and the devastation of the Fukushima nuclear facility; the massive floods in Queensland, Australia; the catastrophic landslides in Brazil; and tornadoes in Tuscaloosa, Alabama and Joplin, Missouri. Commercial satellite imagery was put to immediate use following the January 2010 earthquake in Haiti. In March 2010, the entire world saw the practical application of commercial satellite imagery for understanding the extent and scope of the volcanic eruption in Iceland and the effect of its ash cloud on Western Europe. Also, in April 2010, GeoEye began supplying the U.S. Coast Guard with millions of kilometers of imagery to understand the scope of the man-made oil spill disaster in the Gulf of Mexico. GeoEye continued to supply the NGA and the U.S. Coast Guard with current imagery throughout the summer so that federal agencies could make better response decisions as the crisis evolved.

●
Commercial demand for satellite imagery and geospatial expertise continues to grow. We expect the commercial market for imagery better than three-meter ground resolution from high-resolution imaging satellites to grow over the next few years. We believe that growth will be fueled in part by the broad awareness created by the online mapping search engines such as Google EarthTM and Microsoft Virtual Earth TM. Consumers are beginning to utilize location-based technologies for everything from navigation to social networking. The convergence of imagery with GPS and personal navigation devices, combined with inexpensive access to broadband communications networks, appears to have generated a development of new commercial applications incorporating Earth imagery.

●
Our technology is well suited for infrastructure project management. Both satellite and aerial imagery, along with other location-based enabling technologies, can help the U.S., other countries and large commercial enterprises achieve their infrastructure goals more efficiently and cost effectively, since every infrastructure project has a reference to a physical location on the surface of the globe. According to an industry trade group, a significant portion of the new stimulus programs proposed by the current U.S. administration will require geospatial data or services, particularly in the areas of design and planning for infrastructure projects, wildfire mapping, environmental infrastructure projects, surveying and charting and airport improvements.

●
Rapid advancements in IT infrastructure capabilities such as cloud computing, mobile communications and broadband may have dramatic effects on the industry. While digital information, including satellite imagery and products, is easily distributed to customers over the Internet, there is increasing customer interest in having others host imagery for them while adding value to it in a service-oriented environment. As a result, we anticipate growth in the increasing use of cloud computing where data and applications reside in the cloud rather than on company servers or hard drives. The NGA’s EnhancedView SLA is an example of how agencies may utilize geospatial technology rather than just buying imagery pixels by the square kilometer.

●
We believe the heightened focus on the global environment could increase the use of Earth imagery for global observation to support climate change initiatives or to verify or monitor carbon reduction projects established through legislation or done voluntarily.

Negative industry trends include:

●
Due to the federal budgetary problems arising from the economic recession, the U.S. government is considering broad reductions in expenditures including possible reductions to expenditures on commercial satellite imagery.  The U.S. government drives a substantial portion of commercial imaging demand and our revenues, including EnhancedView.  This program is subject to annual funding appropriations.  At this time, the U.S. government’s ongoing budget process is underway and the amounts of any funding reductions to EnhancedView are unknown.  In addition, challenging economic conditions at the international, state and local level can negatively impact our ability to expand in these areas, particularly in commercial markets.

●
The U.S. government may build and launch its own classified satellite imaging program and produce imagery similar to or better than that currently provided by commercial data providers. While the current and last two government administrations in the U.S. developed commercial remote sensing policies that are favorable for the commercial satellite imagery industry, the intelligence community may make efforts to fund U.S. government-owned satellite systems that could compete with the commercial satellite imagery data providers. The current economic demands on the U.S. government resources and the inherent time it takes to design and deploy new satellite imagery systems may mitigate any near-term impact should the government decide to develop competing assets. We continue to monitor for any change in the U.S. government’s policy toward commercial imagery providers.

●
More countries are increasingly interested in developing and launching their own satellite imagery systems. According to a EuroConsult study released in January 2011, it is possible that over 30 high-resolution satellite imagery systems could be launched and in operation across all regions in the 2013 to 2018 timeframe. While none of these imaging systems can currently match the resolution and accuracy of U.S. commercial systems, several countries are planning to launch systems with capabilities similar to our imagery assets. The development and launch of such systems does involve significant risk and uncertainty, including technological, launch and financing risk. We are mindful of this trend as we consider how best to grow our business.

●
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

●
While not new, the U.S. government continues to place onerous restrictions on the export of remote sensing satellites and associated ground station components to foreign persons. Many commentators believe that ITAR, has, in effect, hampered U.S. competitiveness overseas. Such strict government licensing restricts exchange of technical data and export of commercial remote sensing hardware, such as ground stations, thereby encouraging development of foreign manufacturing capability.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,
	2011		2010		Change Between 2011 and 2010
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$356,407	100.0%	$330,345	100.0%	$26,062	7.9%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	122,972	34.5	104,010	31.5	18,962	18.2
Depreciation and amortization	71,840	20.2	65,262	19.8	6,578	10.1
Selling, general and administrative	60,921	17.1	57,451	17.4	3,470	6.0
Goodwill impairment	2,500	0.7	-	0.0	2,500	100.0
Total operating expenses	258,233	72.5	226,723	68.6	31,510	13.9
Income from operations	98,174	27.5	103,622	31.4	(5,448)	(5.3)
Interest expense, net	(8,249)	(2.3)	(27,918)	(8.5)	19,669	70.5
Other non-operating expense	-	0.0	(24,466)	(7.4)	24,466	100.0
Gain from investments	-	0.0	3,200	1.0	(3,200)	(100.0)
Loss from early extinguishment of debt	-	0.0	(37)	(0.0)	37	100.0
Write-off of prepaid financing costs	-	0.0	(6,412)	(1.9)	6,412	100.0
Income before provision for income taxes	89,925	25.2	47,989	14.5	41,936	87.4
Provision for income taxes	(33,313)	(9.3)	(23,352)	(7.1)	(9,961)	(42.7)
Net income	56,612	15.9	24,637	7.5	31,975	129.8
Preferred stock dividends	(4,000)	(1.1)	(1,107)	(0.3)	(2,893)	(261.3)
Net income less preferred stock dividends	52,612	14.8	23,530	7.1	29,082	123.6
Income allocated to participating securities	(5,701)	(1.6)	(783)	(0.2)	(4,918)	(628.1)
Net income available to common stockholders	$46,911	13.2	$22,747	6.9	$24,164	106.2

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments. The totals shown above may not appear to sum due to rounding.

Revenues

	For the Year Ended December 31,				Change Between 2011 and 2010
	2011		2010
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Imagery	$256,280	71.9%	$249,698	75.6%	$6,582	2.6%
NextView cost-share	24,153	6.8	24,153	7.3	-	-
Production and other services	75,974	21.3	56,494	17.1	19,480	34.5
Total revenues	$356,407	100.0	$330,345	100.0	$26,062	7.9

Imagery revenues primarily include imagery sales, affiliate access fees and operations and maintenance fees. NextView cost-share revenues are based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery services, GeoEye Analytics and EyeQ, our Web-based dissemination services.

Imagery revenues increased primarily due to an increased level of deliveries to domestic commercial customers and international resellers.  Production and other services revenues increased in 2011, compared to 2010, primarily due to the inclusion of GeoEye Analytics, partially offset by a decline in our value-added production services over last year.

Total domestic and international revenues were as follows:

	For the Year Ended December 31,				Change Between 2011
	2011		2010		and 2010
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Domestic	$263,828	74.0%	$244,826	74.1%	$19,002	7.8%
International	92,579	26.0	85,519	25.9	7,060	8.3
Total revenues	$356,407	100.0	$330,345	100.0	$26,062	7.9

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

Domestic revenues increased in 2011, compared to 2010, primarily due to the inclusion of revenues from the sale of GeoEye Analytics products and services in 2011, and increased deliveries to commercial customers.

International revenues increased in 2011, compared to 2010, primarily due to an increase in imagery deliveries to international resellers.

Operating Expenses

Direct Costs of Revenue

	For the Year Ended December 31,				Change Between 2011
	2011		2010		and 2010
	(in thousands, except percentages)
Direct Costs of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Labor and overhead	$77,102	21.6%	$53,537	16.2%	$23,565	44.0%
Subcontractor	25,080	7.0	29,541	8.9	(4,461)	(15.1)
Satellite insurance	6,171	1.7	6,202	1.9	(31)	(0.5)
Other direct costs	14,619	4.1	14,730	4.5	(111)	(0.8)
Total direct costs of revenue	$122,972	34.5	$104,010	31.5	$18,962	18.2

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

Labor and overhead costs increased in 2011, compared to 2010, primarily due to the inclusion of GeoEye Analytics. Subcontractor expenses decreased during 2011, compared to 2010, primarily due to a lower level of engineering and consulting costs incurred in 2011.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2011
	2011		2010		and 2010
	(in thousands, except percentages)
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Depreciation	$67,424	18.9%	$62,620	19.0%	$4,804	7.7%
Amortization	4,416	1.2	2,642	0.8	1,774	67.1
Total depreciation and amortization	$71,840	20.2	$65,262	19.8	$6,578	10.1

During the Company’s annual evaluation of intangibles and long-lived assets, the implied fair value of certain identified assets related to our aerial imagery collection services, was lower than carrying value. This resulted in a $1.6 million adjustment, $0.7 million is included in depreciation and $0.9 million is included in amortization for the year ended December 31, 2011.

The increase in depreciation is primarily due to the deployment of several EyeQ system releases and related hardware, the inclusion of GeoEye Analytics, our move to the new Herndon headquarters in 2011 and the asset impairment noted above.

The increase in amortization expense is primarily associated with the inclusion of GeoEye Analytics intangibles and the asset impairment noted above, partially offset by Space Imaging intangible assets becoming fully amortized early in 2011.

Selling, General and Administrative Expenses

	For the Year Ended December 31,				Change Between 2011
	2011		2010		and 2010
	(in thousands, except percentages)
Selling, General and Administrative Expenses	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Payroll, commissions, and related costs	$25,593	7.2%	$25,431	7.7%	$162	0.6%
Stock-based compensation	7,075	2.0	5,276	1.6	1,799	34.1
Professional fees	10,056	2.8	12,528	3.8	(2,472)	(19.7)
Research and development	2,690	0.8	1,647	0.5	1,043	63.3
Other	15,507	4.4	12,569	3.8	2,938	23.4
Total selling, general and administrative expenses	$60,921	17.1	$57,451	17.4	$3,470	6.0

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

Total selling, general and administrative expenses increased in 2011, compared to 2010, primarily as a result of increased stock-based compensation expense, as well as other selling, general and administrative expenses related to facilities, computer and telecommunication costs incurred in connection with the move to our new corporate headquarters during the second quarter of 2011.

Professional fees decreased in 2011, compared to 2010, primarily due to consulting fees incurred in 2010 associated with the EnhancedView bid that completed in March 2010 and other non-recurring 2010 accounting fees incurred with the acquisition of SPADAC in the fourth quarter of 2010 that were not incurred in 2011.

Goodwill Impairment

The loss from goodwill impairment for the year ended December 31, 2011 was $2.5 million for the excess of the carrying value of goodwill over the implied fair value of goodwill for GeoEye Analytics resulting from our annual impairment test. This non-cash charge reduces goodwill recorded in connection with the acquisition we made in 2010 and does not impact our overall business operations, including cash flows and debt covenants.

Interest Expense, net

	For the Year Ended December 31,				Change Between 2011
	2011		2010		and 2010
	(in thousands, except percentages)
Interest Expense, Net	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Interest expense	$53,138	14.9%	$44,902	13.6%	$8,236	18.3%
Capitalized interest	(44,600)	(12.5)	(16,580)	(5.0)	28,020	169.0
Interest income	(289)	(0.1)	(404)	(0.1)	(115)	(28.5)
Total interest expense, net	$8,249	2.3	$27,918	8.5	$(19,669)	(70.5)

Interest expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount offset by capitalized interest and interest income.

Interest expense increased during 2011, compared to 2010, primarily due to the issuance of $125 million senior notes in October 2010. The increase in capitalized interest during 2011, as compared to 2010, was due to the increased construction costs of the GeoEye-2 satellite during 2011, upon which interest is applied.

Other Non-Operating Expense

We recorded other non-operating expense of $24.5 million in 2010 related to the fair value measurement of the Preferred Stock Commitment associated with the Cerberus Stock Purchase Agreement. The Preferred Stock Commitment fair value was adjusted to market and reflected as an adjustment to earnings and added to additional paid-in-capital when Cerberus purchased the Preferred Stock on September 22, 2010.

Gain from Investments

In connection with the acquisition of SPADAC in 2010, we recognized a gain of $2.5 million resulting from the increase in the estimated fair value of our non-controlling interest in SPADAC prior to the acquisition. During the third quarter of 2010, we liquidated our holdings in another cost-method investment and recorded a gain of $0.7 million.

Write-off of Prepaid Financing Costs

In 2010 we wrote-off unamortized prepaid financing costs of $6.4 million, including a $2.0 million non-refundable commitment fee, related to costs incurred on the debt financing under the Notes Purchase Agreement with Cerberus. In August 2010, the NGA awarded the Company the EnhancedView contract without a letter-of-credit requirement, and, as a result, the debt facility was cancelled, and these financing costs were expensed.

Provision for Income Taxes

We recorded income tax expense of $33.3 million and $23.4 million for 2011 and 2010, respectively. Tax provisions were calculated using our annual effective tax rate of approximately 37.0 percent and 48.7 percent for 2011 and 2010, respectively. The decrease in our annual effective tax rate is primarily due to the tax benefit of the research and development credit, offset by certain expenses that are not deductible for tax purposes, mainly the non-recurring, non-deductible book charges related to the goodwill impairment adjustment in 2011 and the fair value adjustment of the preferred stock commitment in 2010.

The total federal and state net operating loss carryforwards are approximately $276.2 million and $150.0 million as of 2011 and 2010, respectively. The net operating loss carryforwards will expire between tax years 2024 and 2031 and are expected to be fully realized.  We had tax credit carryforwards of approximately $10.1 million, of which $8.8 million expire on various dates through 2026.

The statutes of limitation for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2006 through 2010 have not expired; thus, these years remain subject to examination by the IRS and state jurisdictions.  Significant state jurisdictions that remain subject to examination include Colorado and Missouri for tax years 2006 through 2010 and Virginia for tax years 2007 through 2010.  For tax years for which we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenues	$330,345	100.0%	$271,102	100.0%	$59,243	21.9%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	104,010	31.5	94,693	34.9	9,317	9.8
Depreciation and amortization	65,262	19.8	57,166	21.1	8,096	14.2
Selling, general and administrative	57,451	17.4	46,608	17.2	10,843	23.3
Total operating expenses	226,723	68.6	198,467	73.2	28,256	14.2
Income from operations	103,622	31.4	72,635	26.8	30,987	42.7
Interest expense, net	(27,918)	(8.5)	(31,020)	(11.4)	3,102	10.0
Other non-operating expense	(24,466)	(7.4)	-	-	(24,466)	(100.0)
Gain from investments	3,200	1.0	-	-	3,200	100.0
Loss from early extinguishment of debt	(37)	(0.0)	(27,127)	(10.0)	27,090	99.9
Write-off of prepaid financing costs	(6,412)	(1.9)	-	-	(6,412)	(100.0)
Income before (provision) benefit for income taxes	47,989	14.5	14,488	5.3	33,501	231.2
(Provision) benefit for income taxes	(23,352)	(7.1)	17,573	6.5	(40,925)	(232.9)
Net income	24,637	7.5	32,061	11.8	(7,424)	(23.2)
Preferred stock dividends	(1,107)	(0.3)	-	-	(1,107)	(100.0)
Net income less preferred stock dividends	23,530	7.1	32,061	11.8	(8,531)	(26.6)
Income allocated to participating securities	(783)	(0.2)	-	-	(783)	(100.0)
Net income available to common stockholders	$22,747	6.9	$32,061	11.8	$(9,314)	(29.1)

Revenues

	For the Year Ended December 31,				Change Between 2010 and 2009
	2010		2009
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Imagery	$249,698	75.6%	$206,417	76.1%	$43,281	21.0%
NextView cost-share	24,153	7.3	21,062	7.8	3,091	14.7
Production and other services	56,494	17.1	43,623	16.1	12,871	29.5
Total revenues	$330,345	100.0	$271,102	100.0	$59,243	21.9

Imagery revenues increased primarily due to the increased level of deliveries to the NGA and other regional affiliate and domestic commercial customers using GeoEye-1 for the full twelve months of 2010, as compared to ten-and-a-half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009 and revenues related to the delivery of customer imagery system upgrades in 2010. NextView cost-share revenues increased in 2010, as compared to 2009, primarily due to revenue being recognized for the full twelve months of 2010, as compared to ten-and-one-half months in 2009 as a result of commencement of GeoEye-1 operations in February 2009.

Production and other services revenues increased in 2010, compared to 2009, primarily due to an increase in our value-added production services resulting from higher customer demand and system process improvements and enhancements and resulting from the commencement of our Web-based dissemination services in 2010.

Total domestic and international revenues were as follows:

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Domestic	$244,826	74.1%	$196,722	72.6%	$48,104	24.5%
International	85,519	25.9	74,380	27.4	11,139	15.0
Total revenues	$330,345	100.0	$271,102	100.0	$59,243	21.9

Domestic revenues increased in 2010, compared to 2009, primarily due to the increase in imagery provided by GeoEye-1 under the NextView and EnhancedView SLA agreements for a full twelve months of 2010 compared to ten-and-a-half months in 2009, and an increase in deliveries to commercial customers in 2010. Additionally, there was an increase in production services due to higher customer demand and system process improvements and enhancements.

International revenues increased in 2010, compared to 2009, primarily due to an increase from the recognition of revenues from ground system upgrades and an increase in deliveries to regional affiliate customers, including the delivery of a customer imagery system upgrade.

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

Labor and overhead costs increased in 2010, compared to 2009, primarily due to the increase in our value-added production services resulting from higher customer demand.

Subcontractor expenses increased during 2010, compared to 2009, primarily due to 2010 costs incurred related to the GeoEye-1 satellite irregularity that occurred in the end of 2009, offset by a decrease related to one-time projects and contracts in 2009 not continued in 2010.

Satellite insurance decreased during 2010, compared to 2009, due to the reduction in insurance premiums.

Other direct costs of revenue increased during 2010, compared to 2009, primarily due to the costs related to the delivery of imagery system upgrades sold in the second and third quarters of 2010 and the recognition of costs of ground system upgrades that are being recognized over the combined delivery term of the service in 2010.

Depreciation and Amortization

	For the Year Ended December 31,				Change Between 2010
	2010		2009		and 2009
	(in thousands, except percentages)
Depreciation and Amortization	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Depreciation	$62,620	19.0%	$54,516	20.1%	$8,104	14.9%
Amortization	2,642	0.8	2,650	1.0	(8)	(0.3)
Total depreciation and amortization	$65,262	19.8	$57,166	21.1	$8,096	14.2

Depreciation increased during 2010, compared to 2009, primarily due to the full twelve months of depreciation of GeoEye-1 in 2010, compared to ten-and-a-half months of depreciation in 2009 as a result of commencement of operations of the GeoEye-1 satellite in February 2009.

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

Total selling, general and administrative expenses increased in 2010, compared to 2009, primarily as a result of an increase in stock-based compensation and bonus expense, as well as headcount growth and business development costs related to our sales and marketing efforts to expand our product and service offerings to current and new customers. We also incurred transaction-related expenses in connection with the acquisition of SPADAC in the fourth quarter of 2010. Additionally, we have incurred rental-related costs in the fourth quarter for our new corporate headquarters in Herndon, Virginia to accommodate our growth and to consolidate our operations.

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

Interest expense increased during 2010, compared to 2009, primarily due to an increase in our average outstanding long-term debt. Partially offsetting this increase was a reduction in our cost of capital from a floating rate of at least 12 percent related to the 2012 Notes compared to a fixed coupon rate of 9.625 percent and 8.625 percent related to the 2015 and 2016 Notes, respectively. The increase in capitalized interest during 2010 as compared to 2009 was due to the increased construction costs of the GeoEye-2 satellite during 2010, on which interest is applied.

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

Gain from Investments

In connection with the acquisition of SPADAC in 2010, we recognized a gain of $2.5 million resulting from the increase in the estimated fair value of our non-controlling interest in SPADAC prior to the acquisition. During the third quarter of 2010, we liquidated our holdings in another cost-method investment and recorded a gain of $0.7 million.

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

Write-off of Prepaid Financing Costs

In 2010, we wrote-off unamortized prepaid financing costs of $6.4 million, including a $2.0 million non-refundable commitment fee, related to costs incurred on the debt financing under the Notes Purchase Agreement with Cerberus. In August 2010, the NGA awarded the Company the EnhancedView contract without a letter-of-credit requirement, and as a result, the debt facility was cancelled, and these financing costs were expensed.

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

The total federal and state net operating loss carryforwards are approximately $150.0 million and $70.3 million as of 2010 and 2009, respectively. The net operating loss carryforwards will expire between tax years 2024 and 2030.  We had tax credit carryforwards of approximately $7.4 million, of which $6.5 million expires on various dates through 2026.

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

Liquidity and Capital Resources

December 31,	2011	2010	2009
	(in thousands, except ratios)
Cash and cash equivalents	$188,738	$283,233	$208,872
Short-term investments	9,220	50,124	-
Working capital	166,737	302,620	259,332
Current ratio	2.5:1	3.4:1	3.8:1
Year ended December 31, cash from (used in):
Operating activities	$182,908	$126,693	$100,207
Investing activities	(274,425)	(265,921)	(123,034)
Financing activities	(2,978)	213,589	124,966
Capital expenditures (included in investing activities above)	(314,524)	(233,736)	(79,090)

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents, short-term investments and accounts receivable. Our primary cash needs are for capital expenditures, working capital and debt service.

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

As of December 31, 2011, we had $188.7 million of cash and cash equivalents and $9.2 million in short-term investments. We are in a strong cash position and continue to make investments in GeoEye-2’s development and in the development of new product and service offerings to current and new customers. We expect to continue to fund our capital expenditures with our existing cash balances, cash flows from operating activities and cost-share payments from the U.S. government. Our total long-term debt consists of $400.0 million of 2015 Notes, net of unamortized discount of $14.0 million, and $125.0 million of 2016 Notes as of December 31, 2011.

Cash Flow Items

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $182.9 million, $126.7 million and $100.2 million in 2011, 2010 and 2009, respectively.

The increase of $56.2 million in 2011, compared to 2010, was primarily related to improved operating performance and collection of income tax refunds, combined with an increase in deferred revenues and a decrease in accounts receivable as compared to the prior year.

The increase of $26.5 million in 2010, compared to 2009, was primarily related to improved operating performance and collection of income tax refunds, offset by a decline in deferred revenues as compared to the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $274.4 million, $265.9 million and $123.0 million in 2011, 2010 and 2009, respectively.

During 2011, cash used in investing activities of $274.4 million was primarily attributable to capital expenditures of $314.5 million, including $44.6 million of capitalized interest, and redemptions of short-term investments of $40.8 million. The increase in net cash used in investing activities of $8.5 million compared to 2010 was primarily due to increased expenditures related to the construction of GeoEye-2 in 2011, and the transfer from restricted cash of $47.8 million in 2010, which reduced the total cash used in investing activities in 2010. These increases were partially offset by redemptions of short-term investments in 2011, and the acquisition of SPADAC in 2010 and purchases of short-term investments in 2010. As of December 31, 2011, we have incurred total capitalized costs of $578.7 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2, including $63.0 million of capitalized interest.

During 2010, cash used in investing activities of $265.9 million was primarily attributable to capital expenditures of $233.7 million and cash consideration of $31.5 million related to the acquisition of SPADAC. Transfers in from restricted cash were offset by purchases of short-term investments for net cash used of $2.4 million. The increase in capital expenditures of $154.6 million compared to 2009 was primarily due to expenditures related to the construction of GeoEye-2 that were incurred in 2010. As of December 31, 2010, we had incurred total capitalized costs of $309.9 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

In 2009, we incurred $36.9 million of capital expenditures for GeoEye-2. In addition, there was a net transfer to restricted cash of $47.8 million in the fourth quarter of 2009 as a result of the net proceeds of the 2015 Notes that are restricted for construction of a new high-resolution satellite. As of December 31, 2009, we had incurred total capitalized costs of $66.8 million for EnhancedView, primarily consisting of costs for the construction of GeoEye-2.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities was $(3.0) million, $213.6 million and $125.0 million in 2011, 2010 and 2009, respectively.

During 2011, the primary use of cash for financing activities was the payment of $4.0 million of preferred stock dividends.

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

As of December 31, 2011, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of original issue discount of $14.0 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of December 31, 2011, we were in compliance with all covenants associated with each of our borrowings.

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

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future. It was therefore, presented as a liability and was initially and subsequently measured at fair value until Cerberus purchased the Series A Preferred Stock on September 22, 2010. During the year ended December 31, 2010, the change in the value of the financial instrument resulted in other non-operating expense of $24.5 million.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of December 31, 2011. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $4.0 million and $1.1 million during the years ended December 31, 2011 and 2010, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of December 31, 2011 and 2010.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog increases the visibility of our revenues and net cash provided by operating activities. The following table represents our estimated backlog as of December 31, 2011:

Backlog to be recognized:	Contract Backlog			Funded and Unfunded Backlog
	2012	Beyond 2012	Total	Funded	Unfunded	Total
	(in millions)
EnhancedView SLA	$150.0	$2,435.2	$2,585.2	$13.6	$2,571.6	$2,585.2
EnhancedView cost-share amortization	-	336.9	336.9	181.0	155.9	336.9
NextView cost-share amortization	24.2	123.8	148.0	148.0	-	148.0
Other U.S. government	36.7	673.2	709.9	81.2	628.7	709.9
Subtotal - Total U.S. government	210.9	3,569.1	3,780.0	423.8	3,356.2	3,780.0
International	42.9	18.1	61.0	61.0	-	61.0
North American commercial	34.7	32.7	67.4	55.3	12.1	67.4
Total Backlog	$288.5	$3,619.9	$3,908.4	$540.1	$3,368.3	$3,908.4

Total contract backlog includes all contractual commitments, the expected amounts to be awarded and funded under these contracts and the amount of future option periods under these contract awards that are expected to be exercised and funded.   Of our contract backlog as of December 31, 2011, we expect to realize as revenue $288.5 million in 2012 and the balance of $3.62 billion in future periods, subject to funding and contract performance.  Of our contract backlog as of December 31, 2011, $540.1 million is currently funded; the remaining balance of $3.37 billion represents the value of our current contracts, including their unexercised option years, which the Company currently expects to be exercised or funded in future periods.

Total contract backlog includes the following items:  the remaining portion of the ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, the value of unfunded value-added products and services awarded under the EnhancedView program on a specific delivery order, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts, other value-added products and services, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational.

In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment.  The GeoEye-2 cost share payments are included in the backlog table and will be paid to the Company upon completion of the performance milestones and will be recorded as deferred revenue until full acceptance by the NGA.  Upon acceptance, revenue from the cost share payments will be recognized over the expected operational life of the satellite.

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. On October 4, 2011, the Company entered into an amendment to the EnhancedView SLA with the NGA exercising the first renewal option year which extended the SLA performance period through August 31, 2012.  As of December 31, 2011 the amount of the SLA currently funded was $13.6 million.  After year end, the Company received $25.8 million of incremental funding for the current year’s SLA from the NGA.

Most of our government contracts, including the EnhancedView program, are funded incrementally on a month-to-month or year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which could result in a reduction in our backlog.  As a result, these backlog amounts may and will fluctuate and may not be a reliable indicator of future revenues.  For risks associated with our business and government contracts, please see Item 1A, Risk Factors.

Capital Expenditures

For 2011, our capital expenditures included $284.9 million for satellites and ground systems, including $44.6 million of capitalized interest, and $29.6 million for property, plant and equipment.

We currently expect that total capital expenditures for 2012 will be approximately $315.0 million, of which $288.0 million should be related to our continued construction of GeoEye-2 and related insfrastructure under the EnhancedView program, including $53.0 million of capitalized interest. Also during 2012, we expect to incur additional capital expenditures of approximately $27.0 million. We intend to fund our capital expenditure requirements through cash on hand, cash provided by operating activities and the EnhancedView cost-share payment.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by year
Contractual Obligations	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$400,000	$125,000	$-	$525,000
Interest payments on long-term debt (1)	49,281	49,281	49,281	49,281	10,781	-	207,905
Operating lease obligations	11,489	15,993	18,283	17,374	17,752	15,324	96,215
Purchase obligations (2)	144,638	26,926	840	560	-	-	172,964
Total contractual obligations	$205,408	$92,200	$68,404	$467,215	$153,533	$15,324	$1,002,084

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of December 31, 2011, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $4.4 million, $3.3 million and $2.2 million, respectively.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended December 31, 2011. We cannot assure that future inflation will not have an adverse impact on our operating results and financial condition.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and are found in Note 2 of our Notes To Consolidated Financial Statements.

•	Revenue Recognition
•	Satellites and Related Ground Systems
•	Asset Impairment Assessments
•	Income Taxes
•	Stock-Based Compensation

Recent and Pending Accounting Pronouncements

See Note 2 of our Notes To Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of December 31, 2011 is fixed-rate. At December 31, 2011, the estimated fair value of our long-term debt instruments was approximately $574.5 million, compared with a carrying value of $511.0 million, excluding the $14.0 million unamortized discount. While changes in interest rates impact the fair value of our debt, there is no impact to earnings and cash flows, because we intend to carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher-income earning investments.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations in January 2010, our revenue contracts are denominated in U.S. dollars and the majority of our purchase contracts are denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

GEOEYE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited the accompanying consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoEye, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GeoEye, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 13, 2012

GEOEYE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,738	$283,233
Short-term investments	9,220	50,124
Accounts receivable - trade and unbilled receivables (net of allowances: 2011 - $718; 2010 - $957)	39,917	42,868
Income tax receivable	19,645	34,385
Restricted cash	4,207	3,952
Current deferred tax assets	2,148	-
Prepaid expenses and other current assets	14,805	16,183
Total current assets	278,680	430,745
Property, plant and equipment, net	48,065	35,924
Satellites and related ground systems, net	913,454	697,126
Goodwill	68,130	71,568
Intangible assets, net	10,526	14,943
Non-current restricted cash	6,875	10,822
Other non-current assets	8,855	7,957
Total assets	$1,334,585	$1,269,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,510	$70,936
Current portion of deferred revenue	53,433	50,533
Current deferred tax liabilities	-	6,656
Total current liabilities	111,943	128,125
Long-term debt	511,019	508,160
Long-term deferred revenue, net of current portion	131,968	161,673
Deferred tax liabilities	64,694	21,336
Other non-current liabilities	7,674	6,548
Total liabilities	827,298	825,842
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock, par value $.01: 80 shares authorized; 80 shares issued and outstanding at December 31, 2011 and 2010	1	1
Series B junior participating preferred stock, no par value: 50 shares authorized; 0 shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, par value $.01; 50,000 shares authorized; 22,215 and 22,061 shares issued and outstanding at December 31, 2011 and 2010, respectively	222	221
Additional paid-in capital	379,154	367,723
Retained earnings	127,910	75,298
Total stockholders’ equity	507,287	443,243
Total liabilities and stockholders’ equity	$1,334,585	$1,269,085

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues	$356,407	$330,345	$271,102

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	122,972	104,010	94,693
Depreciation and amortization	71,840	65,262	57,166
Selling, general and administrative	60,921	57,451	46,608
Goodwill impairment	2,500	-	-
Total operating expenses	258,233	226,723	198,467
Income from operations	98,174	103,622	72,635
Interest expense, net	(8,249)	(27,918)	(31,020)
Other non-operating expense	-	(24,466)	-
Gain from investments	-	3,200	-
Loss from early extinguishment of debt	-	(37)	(27,127)
Write-off of prepaid financing costs	-	(6,412)	-
Income before (provision) benefit for income taxes	89,925	47,989	14,488
(Provision) benefit for income taxes	(33,313)	(23,352)	17,573
Net income	56,612	24,637	32,061
Preferred stock dividends	(4,000)	(1,107)	-
Net income less preferred stock dividends	52,612	23,530	32,061
Income allocated to participating securities	(5,701)	(783)	-
Net income available to common stockholders	$46,911	$22,747	$32,061

Earnings per share
Earnings per common share - basic	$2.12	$1.05	$1.71
Earnings per common share - diluted	$2.06	$1.02	$1.55
Shares used to compute basic earnings per share	22,119	21,622	18,753
Shares used to compute diluted earnings per share	22,788	22,250	20,685

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained
			Series A Convertible		Additional	Earnings	Total
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
	(In thousands, except share amounts)

Balance as of December 31, 2008	18,422	$184	-	$-	$210,513	$19,707	$230,404
Net income	-	-	-	-	-	32,061	32,061
Warrants exercised	1,407	14	-	-	14,632	-	14,646
Issuance of common stock	94	1	-	-	749	-	750
Surrender of common stock to cover employees' minimum tax liability	(14)	-	-	-	(277)	-	(277)
Stock-based compensation	3	-	-	-	2,371	-	2,371
Balance as of December 31, 2009	19,912	199	-	-	227,988	51,768	279,955
Net income	-	-	-	-	-	24,637	24,637
Warrants exercised	1,832	18	-	-	18,305	-	18,323
Issuance of common stock	319	4	-	-	10,426	-	10,430
Surrender of common stock to cover employees' minimum tax liability	(3)	-	-	-	(137)	-	(137)
Foreign currency translation adjustment	-	-	-	-	(56)	-	(56)
Stock-based compensation	1	-	-	-	6,877	-	6,877
Issuance of preferred stock	-	-	80	1	104,320	-	104,321
Preferred stock dividends	-	-	-	-	-	(1,107)	(1,107)
Balance as of December 31, 2010	22,061	221	80	1	367,723	75,298	443,243
Net income	-	-	-	-	-	56,612	56,612
Issuance of common stock	154	1	-	-	1,158	-	1,159
Surrender of common stock to cover employees' minimum tax liability	-	-	-	-	(1,352)	-	(1,352)
Foreign currency translation adjustment and other	-	-	-	-	34	-	34
Stock-based compensation	-	-	-	-	11,591	-	11,591
Preferred stock dividends	-	-	-	-	-	(4,000)	(4,000)
Balance as of December 31, 2011	22,215	$222	80	$1	$379,154	$127,910	$507,287

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$56,612	$24,637	$32,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,840	65,262	57,166
Non-cash recognition of deferred revenue	(34,679)	(31,733)	(24,477)
Non-cash amortization of deferred costs	3,852	4,337	1,645
Amortization of debt discount and issuance costs	3,844	3,529	3,356
Loss from early extinguishment of debt	-	37	27,077
Change in fair value of financial instruments	-	24,466	11
Impairment and other write-offs	4,678	6,412	-
Gain from investments	-	(3,200)	-
Deferred income taxes	33,301	23,342	5,637
Stock-based compensation	10,520	6,877	2,371
Bad debt expense and other	214	379	194
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable and other current assets	2,153	(6,729)	(12,474)
Net transfer from (to) restricted cash	3,692	2,831	(17,605)
Other assets	106	(4)	329
Accounts payable, accrued expenses and current liabilities	3,749	2,098	(8,768)
Income taxes receivable / payable and reserves	15,413	5,477	4,619
Deferred revenue and other long-term liabilities	7,613	(1,325)	29,065
Net cash provided by operating activities	182,908	126,693	100,207
Cash flows from investing activities:
Capital expenditures	(314,524)	(233,736)	(79,090)
Net transfer from (to) restricted cash	-	47,757	(47,757)
Redemptions of short-term investments	40,780	-	3,813
Acquisition of GeoEye Analytics	319	(31,454)	-
Investment (purchase)/sale	(1,000)	1,700	-
Purchases of short-term investments	-	(50,188)	-
Net cash used in investing activities	(274,425)	(265,921)	(123,034)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	-	120,962	377,094
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	77,761	-
Preferred stock dividend payments	(4,000)	(100)	-
Repayment of long-term debt	-	-	(266,965)
Prepaid financing costs	(118)	(4,547)	-
Proceeds from exercise of stock options and warrants, and other	1,140	19,513	14,837
Net cash (used in) provided by financing activities	(2,978)	213,589	124,966
Net (decrease) increase in cash and cash equivalents	(94,495)	74,361	102,139
Cash and cash equivalents, beginning of period	283,233	208,872	106,733
Cash and cash equivalents, end of period	$188,738	$283,233	$208,872

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest of $44,600, $16,580 and $4,771, respectively	$4,471	$21,598	$35,161
Income taxes paid	31	17,969	3,215
Transfer of derivative liability to preferred stock value	-	26,560	-
Non-cash surrender of common stock to cover employees' minimum tax liability	(1,352)	(137)	(277)
Non-cash issuance of common stock for services provided	-	250	-
Common stock issued for SPADAC acquisition	-	9,026	-
Non-cash dividend accrual	1,008	1,007	-
Non-cash consideration on customer transaction	1,920	-	-

See Accompanying Notes to the Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)	Business

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s Earth imagery, geospatial expertise and enabling technology to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite.

In addition to our imagery collection capacities, we are a global leader in the creation of enhanced satellite imagery information products and services. We operate state-of-the-art high-resolution image processing and production facilities in St. Louis, Missouri and Thornton, Colorado. Our St. Louis, Missouri facility processes imagery from numerous commercial and government sensors, in addition to our own enhanced satellite imagery information products and services, to produce a variety of value-added products. We believe we are the only major commercial imagery satellite operator who can produce imagery from multiple Earth imagery sources in addition to our own enhanced satellite imagery information products and services.

GeoEye’s information services allow its customers to collect, process and analyze vast amounts of geospatial data to quickly see precise changes on the ground and anticipate where events may occur in the future. Our Web-based information services platform, EyeQ, can provide imagery services and other layers of geospatial information on demand. EyeQ combines imagery products with on-demand tools for managing geospatial information and project-based collaboration. GeoEye Analytics, which provides geospatial predictive analytic solutions, has expertise in analyzing multiple layers of intelligence, including human geography, to discover patterns in order to gain insights that protect lives, optimize deployment of resources and mitigate risk.

We believe the combination of our highly accurate satellite and aerial imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—our color digital imagery library and our information services differentiate us from our competitors. This combination enables us to provide “elevated insight” by delivering a comprehensive range of Earth imagery, geospatial expertise and enabling technology to our diverse customer base.

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. Most of our government contracts are funded incrementally on a year-to-year basis. Our largest government contract, the EnhancedView Service Level Agreement, or SLA (see Note 3), has up to eight additional one-year renewal options. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. For the year ended December 31, 2011, U.S. government agencies represented approximately 64 percent of our total revenues.

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

Sales of direct access to our satellites ordinarily require us to provide access over the term of multi-year sales contracts under subscription-based arrangements. Accordingly, we recognize revenues on such imagery contracts on a straight-line basis over the delivery term of the contract. However, certain multi-year sales contracts are based on minimum levels of access time with adjustments based on usage. In addition to the sale of direct satellite access, we may separately sell ground processing technology upgrades and operations and maintenance services to a customer in a bundled arrangement. Prior to 2011, to determine revenue recognition for multiple element arrangements, we considered whether individual customer arrangement elements had value to the customer on a standalone basis, whether there was objective and reliable evidence of fair value of undelivered item(s) and whether the arrangement included a general right of return relative to the delivered item(s), and delivery performance of the undelivered item(s) was considered probable and substantially in the Company’s control. If the satellite access service is combined with the sale of ground processing technology upgrades and operations and maintenance services, and the requirements for separate revenue recognition are not met, we recognize revenues on a straight-line basis over the combined delivery term of the services. In other arrangements when the separation criteria are met, total arrangement consideration is allocated to each separate unit of accounting using relative fair value. Revenues are recognized over the appropriate service period: access and operations and maintenance are recognized over the contract term; and ground processing technology upgrades are recognized when delivery and acceptance is complete. We consider a deliverable to have standalone value if the product or service provides value to the customer independent from other elements in the arrangement or if the product or service is sold separately by us or if it could be resold by the customer. Our revenue arrangements generally do not include a general right of return relative to the delivered products.

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

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Costs associated with products not yet delivered at year-end are recorded as work in progress. Costs of $0.1 million were recorded in work in progress at both December 31, 2011 and 2010. Revenues recognized in advance of becoming billable are recorded as unbilled receivables. Such amounts generally do not become billable until after the products have been completed and delivered. Total unbilled accounts receivable were $6.6 million and $3.4 million at December 31, 2011 and 2010, respectively. Generally these arrangements are sold on a standalone basis and are not bundled with other product offerings. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known. Losses recognized during 2011 and 2010 were immaterial.

We record revenues generated from the information services base offerings, including dissemination and hosting of imagery, on a straight-line basis over the subscription period.

Revenues for consultation and professional services are recognized as the services are performed. Revenues from time and materials contracts are recognized based on man-hours utilized, plus other reimbursable contract costs incurred during the period. Revenues from firm-fixed price contracts are recognized on a percentage of completion basis, utilizing the relationship of contract costs incurred and management’s estimate of total contract costs. Revenues from cost-reimbursable contracts are recognized based on costs incurred, with applied estimated or contractually specified indirect cost rates and our contractually specified fee or profit margin.

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

The changes in our allowance for doubtful accounts are as follows (in thousands):

Allowances for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Write-offs	Balance at End of Period
Year ended December 31, 2009	$738	194	(9)	$923

Year ended December 31, 2010	$923	366	(332)	$957

Year ended December 31, 2011	$957	37	(276)	$718

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors based on the estimated fair value of the award at the grant date. The associated expense, net of estimated forfeitures, is recognized ratably over the requisite service period, which is generally the maximum vesting period of the award. Further information regarding stock-based compensation can be found in Note 19, “Stock Incentive Plans.”

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. These investments generally consist of money market investments.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of December 31, 2011, the Company had $11.1 million classified as restricted cash as a result of the irrevocable standby letters of credit. Approximately $4.2 million is available within one year and is classified as current, and the remaining $6.9 million is available through 2022.

Investments

We record our investments in debt securities at amortized cost or fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of debt securities that include commercial paper, corporate bonds, agency notes, variable rate demand notes and certificates of deposit. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are recorded at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale. As of December 31, 2011, short-term investments consisted of variable rate demand notes.

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

As of December 31, 2011 and 2010, we categorized our investments as either available-for-sale or held-to-maturity, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

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

Depreciation and amortization are provided using the straight-line method as follows:

Asset	Estimated Useful Life
Buildings	15 to 40 years
Furniture, computers, equipment and software	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term, generally 3 to 12 years
Vehicles	5 years
Airplanes	15 years
Ground systems	9 years
Satellites	9 years

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indenture. As of December 31, 2011, we carried $260.3 million in-orbit insurance for GeoEye-1, comprised in part by $195.8 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires on December 1, 2012. We also carry $64.5 million of insurance in the event of a total loss of the satellite, which expires December 1, 2012.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $4.3 million of in-orbit coverage, which expires on December 1, 2012.

Goodwill and Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. As a result of the acquisition of SPADAC in December 2010, we determined that a new reporting unit was created. As of December 31, 2011, GeoEye’s reporting units include GeoEye, Inc. and GeoEye Analytics.

In assessing the recoverability of goodwill, we calculate the fair market value at the reporting unit level, based upon discounted cash flows that utilize estimates in annual revenues, gross margins and other relevant factors for determining the fair value. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company compares the implied value of goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill.

Effective October 1, 2011, the Company elected to change the annual impairment test date for goodwill from December 31 to October 1. The Company’s management believes this change in testing date is preferable under the circumstances because it provides the Company with additional time for the completion of its annual impairment testing in conjunction with its December 31 year-end closing activities and is better aligned with the timing of its annual budget process. The Company does not believe that this change in annual impairment testing dates will accelerate or delay an impairment charge or otherwise avoid an impairment charge. The Company applied the new annual impairment testing effective October 1, 2011.

Intangible assets arising from business combinations are initially recorded at fair value. We amortize intangible assets with definitive lives on a straight-line basis over their estimated useful lives, which are generally two to ten years. We review for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Impairment losses are recognized in operating results when the sum of expected discounted net future cash flows is less than the carrying value of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its carrying value. Fair market value is determined primarily using the projected future cash flows.

Research and Development Costs

We record as research and development expense all internal and external services and supplies costs incurred in the development of the information services business. The Company incurred $2.7 million, $1.6 million and $1.4 million in research and development costs for the years ended December 31, 2011, 2010 and 2009, respectively. Any research and development expenses incurred are included in selling, general and administrative expenses in our consolidated statement of operations.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common stockholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, deferred stock units, employee stock purchase plan shares and nonvested stock (using the treasury stock method). For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

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

Recent and Pending Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or the FASB, issued an update to the guidance related to disclosures about offsetting assets and liabilities on the balance sheet.  The updated guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS.  The guidance is effective for interim and annual reporting periods beginning January 1, 2013, and retrospective application is required.  We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

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

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The guidance modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. We are currently evaluating the impact of this accounting guidance and do not expect any significant impact on our consolidated financial statements.

(3)	EnhancedView Program

On August 6, 2010, the National Geospatial-Intelligence Agency, or NGA, awarded us contracts under its EnhancedView program. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense. During 2011, the Company successfully completed all critical design review milestones related to the GeoEye-2 satellite development under the EnhancedView contract.

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

Assuming the NGA exercises all of its options and we perform as specified, the EnhancedView contracts are worth up to $3.8 billion over ten years.

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

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $147.0 million and $49.0 million of imagery and other revenue under the EnhancedView SLA during the years ended December 31, 2011 and 2010, respectively.

(4)	NextView Program

The U.S. government’s NGA announced in March 2003 that it intended to support, through the NextView program, the continued development of the commercial satellite imagery industry. The NGA also announced that it intended to award two imagery providers with contracts to support the engineering, construction and launch of the next generation of imagery satellites. On September 30, 2004, the NGA awarded us a contract as the second provider under the NextView program and, as a result, we contracted for the construction of a new satellite, GeoEye-1. Under the NextView program, we began delivering imagery to the NGA from our IKONOS satellite in February 2007 and from our GeoEye-1 satellite in the first quarter of 2009. GeoEye-1 was launched in September 2008 and started commercial operations and obtained certification from the NGA in February 2009, at which point GeoEye-1commenced full operations. Total capitalized costs (including financing and launch insurance costs) of the GeoEye-1 satellite and related ground systems incurred were $478.3 million.

Under the NextView contract, the NGA agreed to support the GeoEye-1 project with a final cost-share of approximately $217.4 million spread over the course of the project development and subject to various milestones. On March 19, 2009, the NGA had paid the Company its cost-share obligation in full. GeoEye had deferred recognition of the cost-share amounts from the NGA as revenue until GeoEye-1’s in-service date in February 2009. We recognize this revenue on a straight-line basis over the expected nine-year depreciable operational life of the satellite. During the years ended December 31, 2011, 2010 and 2009, we recognized $24.2 million, $24.2 million and $21.1 million, respectively, of deferred revenue under the NextView contract.

The NextView SLA provided for monthly payments of $12.5 million, subject to a maximum reduction of 10 percent based on performance metrics. Under the NextView SLA, to the extent that less than $12.5 million was paid by the NGA in any month, the shortfall was used to fund an extension of the contract. The EnhancedView SLA replaced the NextView SLA portion of the NextView program as of September 1, 2010. We recognized no imagery revenue during the year ended December 31, 2011 under the NextView SLA, and $99.2 million and $124.9 million of imagery revenue under the NextView SLA during the years ended December 31, 2010 and 2009, respectively.

(5)	Acquisition

On December 15, 2010, the Company completed the purchase of 100 percent of the stock of SPADAC, Inc., a geospatial predictive analytics company, for a net purchase price of $43.4 million, which includes adjustments for changes to the tangible net worth of SPADAC, as defined in the merger agreement. The purchase price consisted of $32.0 million in cash, $8.9 million in restricted stock and $2.5 million of equity in SPADAC owned by the Company prior to the acquisition. With the completion of the acquisition, SPADAC became a wholly owned subsidiary named GeoEye Analytics. GeoEye Analytics currently provides geospatial predictive analytic solutions to over 40 customers in key markets of defense, intelligence and homeland security, enabling their customers to gain the insight they need to support mission-critical operations around the world.

In connection with the acquisition of SPADAC, the Company assumed net assets of $1.1 million, recognized $5.9 million of intangibles assets, including $3.7 million related to customer relationships, $2.0 million related to developed technology and $0.2 million related to tradenames, with estimated useful lives ranging from two to five years, and recognized $36.4 million of goodwill. None of the goodwill is expected to be deductible for income tax purposes. See Note 11 for further discussion of goodwill.

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

For the years ended December 31, 2011, 2010 and 2009, there were no material differences between net income as reported and comprehensive income.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For The Years Ended December 31,
	2011	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$56,612	$24,637	$32,061
Preferred stock dividends	(4,000)	(1,107)	-
	52,612	23,530	32,061
Income allocated to participating securities	(5,701)	(783)	-
Net income available to common stockholders	$46,911	$22,747	$32,061

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,119	21,622	18,753
Dilutive effect of:
Warrants	-	118	1,710
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	669	510	222
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,788	22,250	20,685

For each of the years ended December 31, 2011 and 2010, 2.7 million potential common shares from the conversion of preferred stock and 0.3 million stock options and nonvested stock awards were excluded from the computation of dilutive EPS, as their inclusion would have been anti-dilutive. For the year ended December 31, 2009, outstanding stock options to purchase 0.2 million shares of our common stock were excluded from the computation of dilutive EPS, as the effect would have been anti-dilutive. See Note 19, “Stock Incentive Plans,” for information on option exercise prices and expiration dates and restricted stock units.

(8)	Investments

Short-term investments consisted of the following at December 31, 2011 and 2010 (in thousands):

		Gross unrecognized
December 31, 2011	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	$9,220	$-	$-	$9,220

Total short-term investments	$9,220	$-	$-	$9,220

		Gross unrecognized
December 31, 2010	Amortized cost	Gains	Losses	Estimated fair value
Available-for-sale securities:
Variable-rate demand notes	$10,000	$-	$-	$10,000

Held-to-maturity securities:
Commercial paper	19,969	4	-	19,973
Corporate bonds	5,155	5	-	5,160
Agency notes	5,000	-	-	5,000
Certificates of deposit	10,000	-	-	10,000

Total short-term investments	$50,124	$9	$-	$50,133

As of December 31, 2011, there were no other-than-temporary impairments of the Company’s investments.

(9)	Property, Plant and Equipment

Property, plant and equipment (excluding satellites and related ground systems) consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land and buildings	$7,419	$7,297
Furniture, computers, equipment and software	53,113	42,724
Leasehold improvements	19,405	3,460
Vehicles and airplanes	2,181	2,228
Accumulated depreciation	(36,713)	(29,467)
Subtotal	45,405	26,242
Property, plant and equipment in process	2,660	9,682
Property, plant and equipment, net	$48,065	$35,924

Depreciation expense related to property, plant and equipment was $12.6 million, $9.2 million and $7.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, an impairment of $0.7 million was recorded in depreciation expense in the year ended December 31, 2011 related to property, plant and equipment.

(10)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Satellites	$411,105	$414,158
Ground systems	89,984	89,268
Accumulated depreciation	(169,281)	(118,198)
Subtotal	331,808	385,228
Satellites and ground systems in process	581,646	311,898
Satelllites and related ground systems, net	$913,454	$697,126

Included in satellites and ground systems in process are total capitalized costs related to the Company’s development efforts to build our next Earth-imaging satellite, GeoEye-2.

As of December 31, 2011, and December 31, 2010, we have incurred total capitalized costs of $578.7 million and $309.9 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2. Included in these costs is capitalized interest of $63.0 million and $18.4 million, as of December 31, 2011 and December 31, 2010, respectively.

Total satellite and related ground systems depreciation expense was $54.1 million, $53.4 million and $46.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(11)	Goodwill and Intangible Assets

The following table contains details related to the recorded goodwill of our reporting units for the years ended December 31, 2011 and 2010 (in thousands):

	GeoEye, Inc.	GeoEye Analytics	Total
Net goodwill at December 31, 2009	$34,264	$-	$34,264
Goodwill acquired	-	37,304	37,304
Net goodwill at December 31, 2010	34,264	37,304	71,568
Goodwill adjustment	-	(938)	(938)
Goodwill impairment	-	(2,500)	(2,500)
Net goodwill at December 31, 2011	$34,264	$33,866	$68,130

In 2011, the Company made purchase price adjustments to reduce the goodwill balance related to GeoEye Analytics by $0.9 million.  Additionally, during the Company's annual impairment testing of goodwill, we determined that the carrying value of our GeoEye Analytics reporting unit exceeded the fair value and resulted in a $2.5 million impairment charge recorded within continuing operations. The impairment charge is primarily due to lower than expected performance in 2011 and a corresponding reduction to our originally projected near-term growth rate. As of December 31, 2011, the accumulated goodwill impairment losses were $2.5 million.

Intangible assets consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011				2010
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Contracts/customer relationships	8.3	$21,291	$(12,444)	$8,847	$22,671	$(10,241)	$12,430
Developed technology	5.0	2,000	(417)	1,583	2,000	-	2,000
Trade names	2.0	1,473	(1,377)	96	2,293	(1,785)	508
Patents and other	5.0	3,396	(3,396)	-	3,396	(3,391)	5
Intangible assets, net		$28,160	$(17,634)	$10,526	$30,360	$(15,417)	$14,943

Total amortization expense related to intangible assets was $3.5 million, $2.6 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, an impairment of $0.9 million was recorded in amortization expense in the year ended December 31, 2011 related to intangible assets. Estimated future amortization expense related to intangible assets at December 31, 2011, is as follows (in thousands):

For the Year Ending December 31,
2012	$3,189
2013	3,095
2014	3,095
2015	1,147
2016 and thereafter	-
Total expected future amortization	$10,526

(12)	Income Taxes

We file a consolidated U.S. federal income tax return with our wholly owned subsidiaries. The components of our income tax (provision) benefit are as follows (in thousands):

	2011	2010	2009
Current (provision) benefit:
Federal	$(12)	$(10)	$19,893
State	-	-	3,317
Total current (provision) benefit	(12)	(10)	23,210
Deferred (provision) benefit:
Federal	(31,361)	(20,266)	(3,296)
State	(1,940)	(3,076)	(2,341)
Total deferred (provision) benefit	(33,301)	(23,342)	(5,637)
Total (provision) benefit for income taxes	$(33,313)	$(23,352)	$17,573

The differences between the tax provision calculated at the statutory U.S. income tax rate and the actual tax provision are as follows (in thousands):

	2011	2010	2009
Federal tax at statutory rate	$(31,474)	$(16,796)	$(5,071)
State income taxes, net	(3,104)	(2,316)	(295)
Permanent items	(1,105)	(9,321)	-
Change in valuation allowance	(1,298)	(230)	(121)
Change in state effective rate, and other	(445)	(363)	37
Restored net operating losses	-	-	21,419
Research credits	6,195	7,995	515
Unrecognized tax benefits adjustment	(2,082)	(2,321)	1,089
Total (provision) benefit for income taxes	$(33,313)	$(23,352)	$17,573

The components of net deferred tax assets and liabilities were as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Deferred revenue	$7,023	$75,874
Accruals and reserves	6,171	5,741
Goodwill and intangibles	21	-
Net operating losses	105,456	56,412
Credit carryforwards, net	10,101	7,430
Deferred equity compensation	6,786	4,032
Other	100	454
Total gross deferred tax assets	135,658	149,943
Less: valuation allowance	(1,834)	(536)
Deferred tax assets	133,824	149,407
Deferred tax liabilities:
IRC 481(a) adjustment	(600)	(18,555)
Goodwill and intangibles	-	(1,131)
Property, plant and equipment	(195,356)	(157,455)
Other	(414)	(258)
Total deferred tax liabilities	(196,370)	(177,399)
Net deferred tax liabilities	$(62,546)	$(27,992)

The total federal and state net operating loss carryforwards are approximately $276.2 million and $150.0 million for 2011 and 2010. The net operating loss carryforwards will expire between tax years 2024 and 2031.  Certain net operating loss carryforwards that were generated at various dates prior to November 2004 (prior to December 2010 for GeoEye Analytics, Inc. acquired net operating loss carryforwards) are subject to limitations on their use pursuant to Internal Revenue Code Section 382, or Section 382, as a result of ownership changes as defined by Section 382. However, we do not expect these assets to expire unused.

As of December 31, 2011, we had tax credit carryforwards of approximately $10.1 million, of which $8.8 million expire on various dates through 2026.  Certain business tax credit carryforwards that were generated at various dates prior to December 2008 are subject to limitations on their use pursuant to the Internal Revenue Code, or IRC. However, we do not expect these business tax credits to expire unused.

The statutes of limitation for income tax returns in the U.S. federal jurisdiction and various state jurisdictions for tax years 2006 through 2010 have not expired, and, thus, these years remain subject to examination by the Internal Revenue Service, or IRS, and state jurisdictions. Significant state jurisdictions that remain subject to examination include Colorado and Missouri, for tax years 2006 through 2010, and Virginia, for tax years 2007 through 2010.  For tax years for which we are no longer subject to federal, state and local tax examinations by tax authorities, the tax attribute carryforwards generated from these years may still be adjusted upon examination by tax authorities.

 In May 2011, the Company finalized its method of tax accounting for the NextView cost-share payments with the IRS to allow the NextView cost-share payments to be treated for tax purposes the same as for book purposes. Amounts received from the U.S. government are now recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the useful life of the satellite, rather than when the Company was entitled to receive these payments from the U.S. government. The change in tax accounting method resulted in a reclassification of deferred tax items related to deferred revenues and IRC 481(a) adjustments into net operating losses and will have no material impact on cash flow or earnings.

 Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating our ability to realize deferred tax assets, we consider all available evidence, both positive and negative. Accordingly, we consider past operating results, forecasts of earnings and taxable income, the reversal of temporary differences and any prudent and feasible tax planning strategies. Management believes the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The change in the valuation allowance during the year is attributable to an additional valuation allowance recorded against separate company state net operating losses and state research and development credit carryforward amounts.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at beginning of year	$1,942	$24
Additions for tax positions in prior years	397	101
Additions for tax positions in current years	2,266	1,817
Balance at end of year	$4,605	$1,942

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense as well as any potential tax liability arising from these positions. Interest expense recorded through the income tax (provision) benefit related to uncertain tax positions was negligible for the year ended December 31, 2011 and $0.5 million for the year ended December 31, 2010. Penalties expense recorded through the income tax (provision) benefit related to uncertain tax positions were negligible for each of the years ended December 31, 2011 and 2010.

The amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was negligible at December 31, 2011 and $0.6 million at December 31, 2010. The amount of accrued penalties in the consolidated balance sheet associated with uncertain tax positions was negligible for both periods.

The total amount of unrecognized tax benefits that, if recognized, would benefit the effective tax rate as of December 31, 2011 and 2010 is $4.6 million and $1.9 million, respectively. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2011 is estimated to be negligible.

(13)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Accounts payable and accrued expenses	$18,054	$17,246
Accrued payroll	16,410	14,660
Accrued expenses - subcontractors	10,718	25,912
Accrued interest payable	12,320	12,111
Dividends payable	1,008	1,007
Total accounts payable and accrued expenses	$58,510	$70,936

(14)	Long-Term Debt

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

The composition of interest expense, net, is as follows (in thousands):

	For The Year Ended December 31,
	2011	2010	2009
Interest expense	$53,138	$44,902	$36,183
Capitalized interest	(44,600)	(16,580)	(4,771)
Interest income	(289)	(404)	(392)
Total interest expense, net	$8,249	$27,918	$31,020

(15)	Stockholder Rights Plan

On June 8, 2011, the Board of Directors adopted a Stockholder Rights Agreement, or Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent. The rights are designed to ensure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all stockholders a control premium. In connection with the adoption of the amended Rights Agreement, the Board of Directors of the Company declared a dividend of one preferred stock purchase right, or Right, for each outstanding share of Common Stock to stockholders of record as of the close of business on June 22, 2011. Subject to certain exceptions, the Rights will be exercisable if a person or group of affiliated or associated persons acquires 20 percent or more of the Company’s Common Stock or announces a tender offer for 20 percent or more of the Common Stock.  In the case of a tender offer, the Board of Directors may determine a later date for the exercise of the Rights unless the person or group that announced the tender offer acquires 25 percent or more of the Company’s Common Stock. Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series B Junior Participating Preferred Stock of the Company at an exercise price of $175. The Company’s Board of Directors will be entitled to redeem the Rights at $0.001 per right at any time before a person or group has acquired 25 percent or more of the outstanding Common Stock. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of Common Stock. The Rights will expire on June 7, 2012, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights will at no time have any voting rights. Subject to limited exceptions, if a person or group acquired 20 percent or more of the outstanding Common Stock of the Company or announces a tender offer for 20 percent or more of the Common Stock (we refer to such a person or group as an “acquiring person”), each Right will entitle the Right holder to purchase, at the Right’s then-current exercise price, a number of shares of Common Stock having a market value at that time of twice the Right’s exercise price. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the Rights become exercisable, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of twice the Right’s exercise price.

On December 9, 2011, the Company entered into an amendment of its Rights Agreement, which increased the percentage of the Company’s outstanding stock such that a person or group of affiliated or associated persons may beneficially own before becoming an acquiring person, as defined in the amended Rights Agreements from 20 percent to 25 percent.

On February 9, 2012, the Company entered into a second amendment of its Rights Agreement, which increased the percentage of the Company’s outstanding stock such that a person or group of affiliated or associated persons may beneficially own before becoming an acquiring person, as defined in the amended Rights Agreements from 25 percent to 30 percent.

(16)	Convertible Preferred Stock

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

The March 2010 Stock Purchase Agreement represented a financial instrument, not in the form of a share, which contained a conditional obligation on the part of the Company to redeem its equity shares by transferring assets in the future and was, therefore, presented as a liability. It was initially and subsequently measured at fair value until Cerberus purchased the Series A Preferred Stock on September 22, 2010. During the year ended December 31, 2010, the change in the value of the financial instrument resulted in other non-operating expense of $24.5 million.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of December 31, 2011. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $4.0 million and $1.1 million during the years ended December 31, 2011 and 2010, respectively. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of December 31, 2011 and 2010.

In connection with the February 9, 2012 second amendment to the Stockholder Rights Agreement, the Company entered into a standstill letter agreement with Cerberus Capital Management, L.P.  Under the standstill agreement, Cerberus and its affiliates have agreed, subject to certain exceptions, not to take certain actions with respect to the Company during the standstill period of February 9, 2012 through the earliest of certain specified events or June 30, 2013, including, among other things, not to effect or seek to effect any acquisition by the Cerberus parties of beneficial ownership of any securities, assets or businesses of the Company, or any of its subsidiaries if, upon acquisition, the aggregate beneficial ownership of Cerberus parties of beneficial ownership would exceed 29.99 percent of the number of common shares of the Company that are then outstanding, including the shares of the Company’s Series A Convertible Preferred Stock, on an as converted basis.

(17)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2011:

	Payments due by year
Contractual Obligations	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(in thousands)
Long-term debt obligations	$-	$-	$-	$400,000	$125,000	$-	$525,000
Interest payments on long-term debt (1)	49,281	49,281	49,281	49,281	10,781	-	207,905
Operating lease obligations	11,489	15,993	18,283	17,374	17,752	15,324	96,215
Purchase obligations (2)	144,638	26,926	840	560	-	-	172,964
Total contractual obligations	$205,408	$92,200	$68,404	$467,215	$153,533	$15,324	$1,002,084

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625% and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625%.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of December 31, 2011, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $4.4 million, $3.3 million and $2.2 million, respectively.

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

(18)	Employee Benefit Plan

The GeoEye Retirement Savings Plan, or the Plan, is a combination employee savings plan and discretionary profit-sharing plan that covers most GeoEye employees. The Plan qualifies under section 401(k) of the IRC. Under the Plan, participating employees may elect to voluntarily contribute on a pre-tax basis between 1 percent and 100 percent of their salary up to the annual maximum established by the IRC. Participating employees may also elect to contribute on an after-tax basis between 1 percent and 10 percent of their salary up to the annual maximum established by the IRC. Participants are always 100 percent vested in their accounts. Our matching contributions to the Plan are based on certain Plan provisions and at the discretion of the Board of Directors. Other than our matching obligations, profit sharing contributions are discretionary. The matching annual contribution expense was $1.6 million, $1.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(19)	Stock Incentive Plans

Employee Stock Plans

We adopted an Employee Stock Purchase Plan, or ESPP, on July 1, 2008. The ESPP allows eligible employees to purchase common stock at not less than 85 percent of the closing fair market value of a share of the common stock on the purchase date. The ESPP is considered to be compensatory as defined under current FASB accounting guidance. Unless modified by the ESPP administrator, each offering period under the ESPP will last six months and begin on January 1 and July 1. The purchase price is established on each new purchase date. Purchases are limited to 10 percent of each employee’s eligible compensation and subject to certain IRS restrictions. In general, all of our regular full-time employees are eligible to participate in the ESPP. The ESPP provides for a maximum of 500,000 shares in the aggregate to be issued.  Of the 100,000 shares of common stock reserved for issuance under the ESPP, 64,815 shares have been issued as of December 31, 2011.

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

During 2011, we granted awards only under the 2010 Plan.  Although future awards will be granted under the 2010 Plan, we currently have outstanding awards subject to vesting and or available for exercise under all three of our stock incentive plans.

We accounted for our stock incentive plan using the modified prospective method as of January 1, 2006. We recognize stock-based compensation expense based on the estimated grant date fair value over the requisite service period of the award. During 2011, 2010 and 2009, we recognized $10.5 million, $6.9 million and $2.4 million of stock-based compensation expense, respectively. Stock-based compensation expense of $3.4 million is included in direct costs of revenue, and $7.1 million is included in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2011. In addition, $1.1 million of stock-based compensation has been included in satellites and related ground systems.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated forfeiture rate is based on the Company’s historical experience of actual forfeitures. Information pertaining to stock options granted during the years ended December 31, 2011, 2010 and 2009 and related assumptions are noted in the following table:

	For The Year Ended December 31,
	2011	2010	2009
Volatility	41.54% - 58.30%	41.84% - 52.75%	75.93% - 83.59%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.08% - 2.74%	1.77% - 3.69%	1.90% - 3.39%
Expected average life	5.90 - 6.80 years	5.90 - 6.90 years	5.22 - 6.25 years
Exercise price per option	$19.01 - $42.04	$23.91 - $44.68	$19.52 - $32.69
Weighted average fair value of options granted during the year	$19.13	$14.67	$15.84

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

The following table summarizes stock option activity for the year ended December 31, 2011 (in thousands, except exercise price and contractual term data):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average- Remaining Contractual Term (in Years)
Outstanding at January 1, 2011	908	$21.67
Granted	155	40.11
Exercised	(56)	19.54
Forfeited/Canceled	(26)	28.05
Outstanding December 31, 2011	981	$24.54	$2,679	5.80
Exercisable at December 31, 2011	510	$18.63	$2,569	4.75
Vested and expected to vest at December 31, 2011	966	$24.44	$2,676	5.78

The intrinsic value of options exercised during 2011, 2010 and 2009 was $1.1 million, $2.2 million and $1.1 million, respectively. As of December 31, 2011, there was $5.6 million of total unrecognized compensation costs related to nonvested stock option awards. That cost, net of forfeitures, is expected to be recognized over a weighted-average period of 2.53 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $2.4 million, $1.5 million, and $1.0 million, respectively.

Nonvested Stock

In 2011, we granted a total of 157,454 shares of nonvested stock. This included grants of (i) 116,321 shares of nonvested stock at a grant price of $41.30 to employees for exceptional performance, and (ii) a total of 41,133 shares, granted at prices from $19.01 to $44.55 per share, to employees, executives and consultants for a range of purposes, including promotions, new hire incentives and consulting services.

A summary of the status of our nonvested shares as of December 31, 2011, and changes during the year are presented below (in thousands, except fair value price data):

Nonvested Stock	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	518	$32.72
Granted	157	39.51
Vested	(114)	30.75
Forfeited/Canceled	(45)	37.53
Nonvested at December 31, 2011	516	$34.79

As of December 31, 2011, there was $10.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.44 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $0.3 million, and $1.5 million, respectively.

Restricted Stock Units

In 2011, we granted 93,858 restricted stock units to executive officers as part of a Long Term Incentive Plan, or LTIP. Restricted stock unit awards under the LTIP have both performance and service requirements with vesting periods of two to three years, with the exception that 15,177 units granted in 2011 may vest earlier than two years from the grant date, provided certain performance metrics are met. All units granted vest, if at all, between 2012 and 2014 depending on performance measured at the end of the agreement term, at which time the vested units are converted into shares of common stock.

A summary of the status of our nonvested shares as of December 31, 2011, and changes during the year is presented below (in thousands, except fair value price data):

Nonvested Restricted Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	191	$24.91
Granted	94	37.77
Vested	(22)	16.98
Forfeited/Canceled	(7)	26.01
Nonvested at December 31, 2011	256	$30.27

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. We recognize compensation cost ratably over the requisite service period based on the achievement of the performance conditions and the estimated expected payout each reporting period. As of December 31, 2011, there was $3.2 million of total unrecognized compensation cost related to the nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.31 years. The total fair value of units vested during the year ended December 31, 2011 was $0.4 million.

Deferred Stock Units

Under the current non-employee director compensation plan, each January 1, non-employee directors receive annual grants of deferred stock units valued at $60,000. Deferred stock units vest in two installments: at six months after grant and at twelve months after grant. Deferred stock units are settled in shares of the Company’s common stock six months after the non-employee director’s separation from Board service.

A summary of the status of our nonvested shares as of December 31, 2011, and changes during the year is presented below (in thousands, except fair value price data):

Deferred Stock Units	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at January 1, 2011	87	$21.86
Granted	13	42.20
Forfeited/Canceled	(1)	42.20
Balance at December 31, 2011	99	$24.35

(20)	Fair Value Measurements

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

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010 (in thousands):
	December 31, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Available-for-sale securites	$9,220	$9,220	$10,000	$10,000
Senior Secured Notes (due 2016)	125,000	127,970	125,000	131,250
Senior Secured Notes (due 2015)	386,019	446,560	383,160	452,000

We classified the above instruments as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data.

During our annual goodwill impairment testing, we used Level 3 inputs to determine an implied fair value of $33.9 million for the goodwill of the GeoEye Analytics reporting unit at December 31, 2011.

(21)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides Earth imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, the Company’s largest customer, of $227.8 million, $218.6 million and $181.9 million for the years ended December 31, 2011, 2010 and 2009, representing 64 percent, 66 percent and 67 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues in 2011, 2010 and 2009.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For The Year Ended December 31,
	2011	2010	2009
Imagery	$256,280	$249,698	$206,417
NextView cost-share	24,153	24,153	21,062
Production and other services	75,974	56,494	43,623
Total revenues	$356,407	$330,345	$271,102

Total domestic and international revenues were as follows (in thousands):

	For The Year Ended December 31,
	2011	2010	2009
Domestic	$263,828	$244,826	$196,722
International	92,579	85,519	74,380
Total revenues	$356,407	$330,345	$271,102

Our property, plant and equipment and related ground systems are held domestically.

(22)	Summary of Quarterly Information (Unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized below (in thousands, except per share amounts):

	2011 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$86,626	$87,206	$85,769	$96,806
Income from operations (1)	24,194	23,592	23,759	26,629
Net income (1)	12,247	13,409	14,088	16,868
Net income available to common stockholders* (1)	10,037	11,067	11,664	14,144
Earnings per share - basic* (1)	0.46	0.50	0.53	0.64
Earnings per share - diluted* (1)	0.44	0.49	0.51	0.62

	2010 Quarters
	First	Second	Third	Fourth
	(Unaudited)
Revenues	$80,389	$80,961	$86,452	$82,543
Income from operations	26,504	24,276	29,148	23,694
Net income (loss)	774	12,149	(6,376)	18,090
Net income (loss) available to common stockholders*	774	12,149	(6,475)	15,211
Earnings (loss) per share - basic*	0.04	0.56	(0.30)	0.70
Earnings (loss) per share - diluted*	0.04	0.55	(0.30)	0.68

*
Net income (loss) available to common stockholders and earnings (loss) per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly net income (loss) available to common stockholders and earnings (loss) per share may not necessarily equal the total for the year.

(1)
 In the fourth quarter of 2011, as a result of the Company's annual impairment testing of goodwill, a $2.5 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for GeoEye Analytics.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel. The process provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board of Directors; and

●
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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, using the framework set forth in the report of the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in “Internal Control — Integrated Framework.”

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm that audited and reported on our consolidated financial statements included in this annual report, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears on page 41 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

c)	Changes in Internal Control over Financial Reporting

In addition, management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, under supervision of the Chief Executive Officer and Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GeoEye, Inc.

We have audited GeoEye, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GeoEye, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GeoEye, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GeoEye, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 13, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
March 13, 2012

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

An index to exhibits has been filed as part of this Annual Report beginning on page 71 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

	By:	/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on March 13, 2012.

Signature	Table
/s/ James A. Abrahamson	Chairman of the Board
James A. Abrahamson

/s/ Matthew M. O’Connell	President, Chief Executive Officer and Director
Matthew M. O’Connell	(Principal Executive Officer)

/s/ Joseph F. Greeves	Executive Vice President and Chief Financial Officer
Joseph F. Greeves	(Principal Financial Officer)

/s/ Jeanine J. Montgomery	Vice President, Accounting and Corporate Controller
Jeanine J. Montgomery	(Principal Accounting Officer)

/s/ Joseph M. Ahearn	Director
Joseph M. Ahearn

/s/ Michael P.C. Carns	Director
Michael P.C. Carns

/s/ Martin C. Faga	Director
Martin C. Faga

/s/ Michael F. Horn, Sr.	Director
Michael F. Horn, Sr.

/s/ Lawrence A. Hough	Director
Lawrence A. Hough

/s/ Roberta E. Lenczowski	Director
Roberta E. Lenczowski

/s/ James M. Simon, Jr.	Director
James M. Simon, Jr.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1a	Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware	S-1	333-122493	3.1	06/21/05

3.1b	Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware	10-K	001-33015	3.1	03/15/07

3.2	Fourth Amended and Restated Bylaws of Company	8-K	001-33015	3.2	11/06/07

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company, as filed with the Secretary of the State of Delaware	8-K	001-33015	4.1	09/24/10

3.4	Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of the Company, as filed with the Secretary of the State of Delaware					X

4.1	Specimen Common Stock Certificate	S-8	333-142758	4.4	05/09/07

4.2	Indenture, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Trustee, relating to the 9.625% Senior Secured Notes due 2015	10-K	001-33015	4.14	03/12/10

4.3	Form of 9.625% Senior Secured Note due 2015	10-K	001-33015	4.15	03/12/10

4.4	Security Agreement, dated as of October 9, 2009, between the Subsidiary Guarantors and The Bank of New York Mellon, as Collateral Agent	10-K	001-33015	4.16	03/12/10

4.5	Indenture, dated as of October 8, 2010, between the Subsidiary Guarantors and Wilmington Trust FSB, as Trustee, relating to the 8.625% Senior Secured Notes due 2016	8-K	001-33015	4.1	10/12/10

4.6	Form of Intercreditor Agreement by and among The Bank of New York Mellon, Wilmington Trust FSB, the Company and the grantors named therein	S-3	333-169706	4.6	10/01/10

4.7	Form of 8.625% Senior Secured Note due 2016	S-3	333-169706	4.6	10/01/10

4.8	Rights Agreement, dated as of June 8, 2011, between GeoEye, Inc. and Mellon Investor Services LLC (operating with the service name BNY Mellon Shareowner Services) (including the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares, attached thereto as Exhibits B and C, respectively)	8-K	001-33015	4.1	6/10/11

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.9	First Amendment to Rights Agreement, dated as of December 11, 2011, between GeoEye, Inc., and Mellon Investor Services LLC.	8-K	001-33015	4.1	12/12/11

4.10	Second Amendment to Rights Agreement, dated as of February 9, 2012, between GeoEye, Inc., and Computershare Shareowner Services, LLC (f/k/a Mellon Investor Services LLC)	8-K	001-33015	4.1	02/13/12

10.1+	2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.1	03/15/07

10.2a+	Employment-at-Will and Retention Agreement for Matthew O’Connell	10-12G	000-50933	10.6	09/13/04

10.2b+	Amendment to Amendment to Employment Agreement By and between Matthew M. O’Connell and GeoEye, Inc. as effective October 27, 2003	10-K	001-33015	10.2b	3/15/11

10.3a+	Employment-at-Will Agreement for William Schuster	S-1	333-122493	10.15	02/02/05

10.3b+	Amendment to Amendment to Employment Agreement By and between William Schuster and GeoEye, Inc. as effective December 6, 2004	10-K	001-33015	10.2b	3/15/11

10.4+	Employment Agreement for Joseph F. Greeves	10-Q	001-33015	10.1	08/10/09

10.5a+	Employment Letter Agreement with William L. Warren	10-K	001-33015	10.5a	3/15/11

10.5b+	GeoEye, Inc. Amendment to the Terms and Conditions of Employment of William Warren dated as of December 24, 2008	10-K	001-33015	10.5b	3/15/11

10.6a+	Employment Letter Agreement with Brian E. O’Toole	10-K	001-33015	10.6a	3/15/11

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.6b+	GeoEye, Inc. Amendment to the Terms and Conditions of Employment of Brian O’Toole dated as of December 24, 2008	10-K	001-33015	10.6b	3/15/11

10.7	Form of Indemnity Agreements for Directors and Executive Officers	10-12G	000-50933	10.10	09/13/04

10.8#	Contract No. HM1573-04-C-0003 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.12	01/28/05

10.9#	Contract No. HM1573-04-3-0001 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.13	01/28/05

10.10#	Contract No. HM1573-04-3-0014 with U.S. National Geospatial-Intelligence Agency	10-12G	000-50933	10.14	01/28/05

10.11#	Modification P00015 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.9	04/02/09

10.12+	2009 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.10	04/02/09

10.13#	Modification P00023 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.11	03/12/10

10.14#	Modification P00027 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.12	03/12/10

10.15#	Modification P00028 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-K	001-33015	10.13	03/12/10

10.16#	Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency	10-Q	001-33015	10.1	11/09/10

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17#	Contract No. HM0210-10-9-0001 with U.S. National Geospatial-Intelligence Agency	10-Q	001-33015	10.2	11/09/10

10.18a#	Modification P00034 to Contract HM1573-04-C-0014 of existing NextView contract with NGA on December 9, 2008	10-Q	001-33015	10.15	08/09/10

10.18b#	Modification P00032 to Contract HM157304C0014 of NextView contract with NGA, dated June 8, 2010	8-K	001-33015	10.1	06/09/10

10.19a#	Modification P00009 to Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency.	10-Q	001-33015	10.1	11/01/11

10.19b#	Modification P00011 to Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency.	10-Q	001-33015	10.2	11/01/11

10.20	Stock Purchase Agreement, dated March 22, 2010 between GeoEye, Inc. and Cerberus Satellite, LLC	8-K	001-33015	10.1	3/26/10

10.21	Standstill Agreement, dated as of February 9, 2012, by and between GeoEye, Inc. and Cerberus Capital Management, L.P.	8-K	001-33015	10.1	02/13/12

10.22a+	GeoEye, Inc. 2010 Omnibus Incentive Plan	10-K	001-33015	10.22	3/15/11

10.22b+	Amendment to GeoEye, Inc. 2010 Omnibus Incentive Plan	10-Q	001-33015	10.1	8/2/11

10.23+	2010 Annual Performance Award Policy to 2006 Omnibus Stock and Performance Incentive Plan Of ORBIMAGE Holdings Inc.	10-K	001-33015	10.23	3/15/11

10.24+	Key Employee Change in Control Severance Plan	8-K	001-33015	99.4	4/16/07

10.25+	2011 Annual Performance Award Policy to 2010 Omnibus Incentive Plan Of GeoEye, Inc.					X

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

21.1	Subsidiaries of the Registrant	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X