Form 10-Q
period 2012-03-31
GeoEye, Inc.
filed 2012-05-04
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

 (Registrant’s telephone number, including area code)
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

The number of shares outstanding of GeoEye’s common stock, par value $0.01, or the Common Stock, as of May 2, 2012 was 22,349,367 shares.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,968	$188,738
Short-term investments	9,220	9,220
Accounts receivable - trade and unbilled receivables (net of allowances: 2012 - $470; 2011 - $718)	37,133	39,917
Income tax receivable	19,634	19,645
Restricted cash	3,952	4,207
Current deferred tax assets	2,148	2,148
Prepaid expenses and other current assets	13,333	14,805
Total current assets	257,388	278,680
Property, plant and equipment, net	50,469	48,065
Satellites and related ground systems, net	961,201	913,454
Goodwill	68,130	68,130
Intangible assets (net of accumulated amortization: 2012 - $18,432; 2011 - $17,634)	9,728	10,526
Non-current restricted cash	5,889	6,875
Other non-current assets	8,385	8,855
Total assets	$1,361,190	$1,334,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,849	$58,510
Current portion of deferred revenue	58,620	53,433
Total current liabilities	117,469	111,943
Long-term debt	511,785	511,019
Long-term deferred revenue, net of current portion	124,561	131,968
Deferred tax liabilities	74,690	64,694
Other non-current liabilities	8,470	7,674
Total liabilities	836,975	827,298
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Series B junior participating preferred stock	-	-
Common stock	223	222
Additional paid-in capital	381,322	379,154
Retained earnings	142,669	127,910
Total stockholders’ equity	524,215	507,287
Total liabilities and stockholders’ equity	$1,361,190	$1,334,585

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues	$89,283	$86,626

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	30,416	31,312
Depreciation and amortization	17,739	16,726
Selling, general and administrative	15,428	14,394
Total operating expenses	63,583	62,432
Income from operations	25,700	24,194
Interest income (expense), net	53	(4,523)
Income before provision for income taxes	25,753	19,671
Provision for income taxes	(9,997)	(7,424)
Net income	15,756	12,247
Preferred stock dividends	(997)	(986)
Net income less preferred stock dividends	14,759	11,261
Income allocated to participating securities	(1,592)	(1,224)
Net income available to common stockholders	$13,167	$10,037

Earnings per share:
Basic	$0.59	$0.46
Diluted	$0.58	$0.44

Shares used to compute basic earnings per share	22,235	22,043
Shares used to compute diluted earnings per share	22,793	22,757

Other comprehensive loss:
Foreign currency translation adjustments	$(82)	$(28)
Income tax benefit related to items of other comprehensive loss	32	11
Other comprehensive loss, net of tax	(50)	(17)

Comprehensive income	15,706	12,230
Preferred stock dividends	(997)	(986)
Comprehensive income less preferred stock dividends	14,709	11,244
Comprehensive income allocated to participating securities	(1,587)	(1,222)
Comprehensive income available to common stockholders	$13,122	$10,022

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,756	$12,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,739	16,726
Non-cash recognition of deferred revenue	(8,308)	(7,926)
Non-cash amortization of deferred costs	714	1,119
Amortization of debt discount and issuance costs	-	925
Bad debt (recovery) expense and other	(313)	42
Stock-based compensation	2,741	2,845
Changes in assets and liabilities	11,424	11,344
Net cash provided by operating activities	39,753	37,322
Cash flows from investing activities:
Capital expenditures	(56,117)	(90,600)
Proceeds from sale of property, plant and equipment	337	-
Redemptions of short-term investments	-	15,000
Adjustment for SPADAC acquisition	-	340
Net cash used in investing activities	(55,780)	(75,260)
Cash flows from financing activities:
Preferred stock dividend payments	(1,008)	(1,007)
Proceeds from exercise of stock options and other	265	752
Net cash used in provided by financing activities	(743)	(255)
Net decrease in cash and cash equivalents	(16,770)	(38,193)
Cash and cash equivalents, beginning of period	188,738	283,233
Cash and cash equivalents, end of period	$171,968	$245,040

Supplemental disclosures of cash flow information:
Income taxes paid	$20	$27
Non-cash surrender of common stock to cover employees' minimum tax liability	(1,121)	(1,171)
Non-cash preferred stock dividend accrual	997	986

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  General Information

Business

GeoEye is a leading provider of geospatial information and insight for decision makers and analysts who need a clear understanding of our changing world to protect lives, manage risk and optimize resources. Each day, organizations involved in defense and intelligence, public safety, critical infrastructure, energy and online media rely on GeoEye’s Earth imagery, geospatial expertise and enabling technology to support important missions around the globe. Widely recognized as a pioneer in high-resolution satellite imagery, GeoEye has evolved into a complete provider of geospatial intelligence solutions.

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

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. Most of our government contracts are funded incrementally on a year-to-year basis. Our largest government contract, the EnhancedView Service Level Agreement, or SLA (see Note 2), has up to eight additional one-year renewal options. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. For the three months ended March 31, 2012, U.S. government agencies represented approximately 66 percent of our total revenues.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2011, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2011, has been derived from, but does not include, all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in GeoEye’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of March 31, 2012, the Company had $9.8 million classified as restricted cash as a result of the irrevocable standby letters of credit. $3.9 million is available within one year and is classified as current, and the remaining $5.9 million is available through 2022.

Investments

We record our investments in debt securities at fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of variable rate demand notes.

As of March 31, 2012, and December 31, 2011, we categorized all of our investments as available-for-sale, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

Goodwill and Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment annually on October 1 or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. As a result of the acquisition of SPADAC Inc. in December 2010, we determined that a new reporting unit was created. As of March 31, 2012 and December 31, 2011, GeoEye’s reporting units are GeoEye, Inc. and GeoEye Analytics.

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

Intangible assets arising from business combinations are initially recorded at fair value. We amortize intangible assets with definite lives on a straight-line basis over their estimated useful lives, which are generally two to ten years. We review for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Impairment losses are recognized in operating results when the sum of expected discounted net future cash flows is less than the carrying value of the assets. The amount of the impairment is measured as the difference between the asset’s estimated fair value and its carrying value. Fair value is determined primarily using projected future cash flows.

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

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Total unbilled accounts receivable were $4.4 million and $6.6 million at March 31, 2012 and December 31, 2011, respectively. Generally, these arrangements are sold on a standalone basis and are not bundled with other product offerings. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted the guidance on a retrospective basis on January 1, 2012. The guidance does not have a material impact on the Company’s financial position, results of operations or cash flows. However, it does result in a change to the Company’s presentation and disclosure of comprehensive income.

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The guidance modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. We adopted the new guidance effective January 1, 2012, which did not have a material impact on the Company’s financial statement disclosures.

(2)  EnhancedView Program

On August 6, 2010, the National Geospatial-Intelligence Agency, or NGA, awarded us a contract under its EnhancedView program. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense. During 2011, the Company successfully completed all critical design review milestones related to the GeoEye-2 satellite development under the EnhancedView contract.

The EnhancedView program award provides for a new satellite imagery delivery SLA with the NGA. The EnhancedView SLA initially provides for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent in the base year and 15 percent in the option years based on performance metrics. Under the EnhancedView SLA, to the extent that less than $12.5 million is paid by the NGA for any month, the shortfall can be applied to future products and services or used to fund an extension of the contract. When GeoEye-2 becomes operational and meets NGA certification requirements, which we currently expect will occur in 2013, the EnhancedView SLA provides for payments to increase by an additional $15.3 million per month ($183.6 million per year), also subject to a maximum reduction of 15 percent based on performance metrics. The initial term of the EnhancedView SLA was one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation, with GeoEye-2 to collect additional imagery when it becomes operational.

As part of the EnhancedView contract, the NGA agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The contract provides that the contribution should be made in two cost-share payments: the first payment of approximately $111.0 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. To date, the NGA has obligated funding of $181.0 million on this contract to cover these cost-share payments. We currently expect to receive the first cost-share payment in the third quarter of 2012. This award component will be initially recorded as deferred revenue and recognized as revenue over the expected operational life of the satellite. It is expected that any credits due to the government will be determined and will be factored into the final payment amount when the final cost-share payment is made.

The EnhancedView program award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA. A portion of this award includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

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

This program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $37.5 million and $36.4 million of imagery and other revenue under the EnhancedView SLA during the three months ended March 31, 2012 and 2011, respectively. Additionally, during the three months ended March 31, 2012 and 2011, we recognized $6.0 million of deferred revenue related to the recognition of the cost-share amounts from the NextView contract.

(3)  Investments

At March 31, 2012 and December, 31, 2011, GeoEye held short-term  investments, all of which are classified as available-for-sale. These investments consist of variable-rate demand  notes with a cost of $9.2 million, which equals their estimated fair value. There were no gross unrecognized gains or losses as of March 31, 2012 or December, 31, 2011.

(4)  Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Land and buildings	$6,818	$7,419
Furniture, computers, equipment and software	56,499	53,113
Leasehold improvements	19,702	19,405
Vehicles and airplanes	2,181	2,181
Accumulated depreciation	(39,365)	(36,713)
Subtotal	45,835	45,405
Property, plant and equipment in process	4,634	2,660
Property, plant and equipment, net	$50,469	$48,065

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process includes costs incurred in connection with our Thornton facilities expansion, as well as other additional computer hardware and software costs. In the first quarter of 2012, we disposed of our facility in Norman, Oklahoma, resulting in an immaterial gain. Depreciation expense related to property, plant and equipment was $3.4 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively.

(5)  Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Satellites	$411,105	$411,105
Ground systems	89,984	89,984
Accumulated depreciation	(182,785)	(169,281)
Subtotal	318,304	331,808
Satellites and ground systems in process	642,897	581,646
Satelllites and related ground systems, net	$961,201	$913,454

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

As of March 31, 2012, and December 31, 2011, we have incurred total capitalized costs of $639.1 million and $578.7 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2. Included in these costs is capitalized interest of $76.4 million and $63.0 million, as of March 31, 2012, and December 31, 2011, respectively.

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of March 31, 2012, we carried $260.3 million of in-orbit insurance for GeoEye-1, comprised in part by $195.8 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires on December 1, 2012. We also carry $64.5 million of insurance in the event of a total loss of the satellite, which expires December 1, 2012.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $4.3 million of in-orbit coverage which expires on December 1, 2012.

Total satellite and related ground systems depreciation expense was $13.5 million and $13.3 million for the three months ended March 31, 2012 and 2011, respectively.

(6)  Income Taxes

The Company’s effective tax rate was 38.8 percent and 37.7 percent for the three months ended March 31, 2012 and 2011, respectively. Income tax expense was $10.0 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate has increased over the prior year due to the expiration of the research and development credit on December 31, 2011. The Company’s effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

(7)  Long-Term Debt

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

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Interest expense	$13,347	$13,249
Capitalized interest	(13,346)	(8,592)
Interest income	(54)	(134)
Total interest (income) expense, net	$(53)	$4,523

Interest (income) expense, net, for the three months ended March 31, 2012 and 2011, primarily includes interest expense on our 2016 Notes and 2015 Notes, offset by capitalized interest. Interest (income) expense, net, also includes amortized prepaid financing costs and amortization of debt discount.

(8)  Convertible Preferred Stock

In September 2010, Cerberus Satellite LLC purchased 80,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs. The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of March 31, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended March 31, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011.

(9)  Fair Value Measurements

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

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Available-for-sale securites	$9,220	$9,220	$9,220	$9,220
Senior Secured Notes (due 2016)	125,000	130,470	125,000	127,970
Senior Secured Notes (due 2015)	386,785	439,250	386,019	446,560

We classified the above instruments as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data.

(10)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable and accrued expenses	$14,791	$18,054
Accrued payroll	10,355	16,410
Accrued expenses - subcontractors	8,065	10,718
Accrued interest payable	24,641	12,320
Dividends payable	997	1,008
Total accounts payable and accrued expenses	$58,849	$58,510

(11)  Stockholders’ Equity

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$15,756	$12,247
Preferred stock dividends	(997)	(986)
Net income less preferred stock dividends	14,759	11,261
Income allocated to participating securities	(1,592)	(1,224)
Net income available to common stockholders	$13,167	$10,037

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,235	22,043
Dilutive effect of:
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	558	714
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,793	22,757

For the three months ended March 31, 2012, 2.7 million potential common shares from the conversion of preferred stock and 0.8 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.1 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2012, consisted of the following (in thousands):

Balance at January 1, 2012	$507,287
Net income for the three months ended March 31, 2012	15,756
Issuance of common stock	265
Surrender of common stock to cover employees' minimum tax liability	(1,121)
Stock-based compensation	3,107
Foreign currency translation adjustment	(82)
Preferred stock dividends	(997)
Balance at March 31, 2012	$524,215

(12)  Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, directly or as a subcontractor, of $59.2 million and $61.1 million for the three months ended March 31, 2012 and 2011, representing 66 percent and 71 percent of total revenues, respectively. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three months ended March 31, 2012 or 2011.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Imagery	$62,519	$58,975
NextView cost-share	6,038	6,038
Production and other services	20,726	21,613
Total revenues	$89,283	$86,626

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Domestic	$65,832	$67,066
International	23,451	19,560
Total revenues	$89,283	$86,626

Our property, plant and equipment and ground systems are held domestically.

(13)  Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2012 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
Long-term debt obligations	$-	$-	$-	$400,000	$125,000	$-	$525,000
Interest payments on long-term debt (1)	49,281	49,281	49,281	49,281	10,781	-	207,905
Operating lease obligations	12,443	17,871	18,226	17,708	14,245	14,653	95,146
Purchase obligations (2)	127,357	17,844	840	350	-	-	146,391
Total contractual obligations	$189,081	$84,996	$68,347	$467,339	$150,026	$14,653	$974,442

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625 percent and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625 percent.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of March 31, 2012, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases for the three months ended March 31, 2012 and 2011 was approximately $1.2 million and $1.5 million, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 13, 2012, or 2011 Annual Report. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

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

•	termination, suspension or other changes in purchase levels under our contracts with U.S. government agencies;
•	general U.S. and international economic, business and political conditions;
•	domestic and international government regulation;
•	market acceptance of our products and services;
•	our ability to maintain and protect our Earth imagery content and our image archives against damage;
•	changes in our revenue backlog or expected revenue backlog for future services;
•	pricing pressure and overcapacity in the markets in which we compete;
•	the competitive environment in which we operate, as some of our competitors may have greater financial, personnel and operating resources;
•	inadequate access to capital markets or other financing;
•	customer defaults on their obligations owed to us;
•	our international operations and other uncertainties associated with doing business internationally; and

other factors disclosed in our subsequent filings under the Securities Exchange Act of 1934, as amended, which is referred to as the Exchange Act, and other factors beyond our control. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2011 Annual Report. In preparing the discussion and analysis contained in this Item 2, we assume that readers have read or have access to the discussion and analysis contained in the 2011 Annual Report and in our other Exchange Act filings. In addition, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and “Part I — Item 1A — Risk Factors,” which describes key risks associated with our operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2011 Annual Report.

The management discussion and analysis, or MD&A, is intended to assist in understanding and assessing the trends and significant changes in our results and financial condition. We organized our MD&A into the following sections:

•	Overview – a brief description of our business
•	Results of Operations – an analysis of our results of operations in our consolidated financial statements
•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, and commitments and contingencies
•	Critical Accounting Policies – a discussion of key accounting policies requiring critical judgments and estimates

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

In the first quarter of 2012, total revenue increased to $89.3 million from $86.6 million in 2011, a growth rate of 3.1 percent. Over the same period, net income increased to $15.8 million from $12.2 million, a growth rate of 28.7 percent. In addition, Adjusted EBITDA, a non-GAAP measure (see reconciliation on page 24), increased to $46.2 million from $43.8 million, a growth rate of 5.5 percent.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, and three airplanes with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. Our next satellite, GeoEye-2, will have even higher resolution. It is on track to launch and go into operations in 2013. We own one of the world’s largest libraries of commercial panchromatic and color digital satellite imagery; it contains more than 650 million square kilometers of color Earth imagery.

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

GeoEye Analytics builds on our heritage of providing multi-source value-added geospatial services by bringing advanced geospatial analytics expertise. Our analysts leverage proprietary tools and tradecraft to process and exploit multiple layers of geospatial data to better understand the characteristics of a location and anticipate where events may occur. Our teams support many important national security, law enforcement, and risk management missions.

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

Aerial Imagery

Our aerial imagery collection services are designed to support specific customer requests for high-resolution and highly accurate images. We offer two main types of aerial imagery collected by our dedicated fleet of three imaging aircraft: (1) digital aerial imaging; and (2) light detection and ranging, or LiDAR, imaging (an optical remote sensing technology using laser pulses to determine distances to an object or surface). The use of digital aerial imaging provides our commercial and government customers with complete digital images, which can be easily stored in a data management system. The LiDAR technology is a valuable tool for measuring and recording elevation data for use in topographic mapping and three-dimensional terrain and surface modeling, useful in the field of engineering. We are currently evaluating strategic alternatives for our aerial imagery services, which comprised less than two percent of our total revenues in the three months ended March 31, 2012.

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

•
Image Mosaicking.  This is the process of merging or stitching multiple images together. Since images are taken at different look angles, elevations, weather, times and seasons, etc., they do not match each other tonally or in exact location to the ground. Prior to mosaicking, images are tonally corrected as much as possible. They are also block adjusted — the images are shifted in relation to each other and to ground truth to improve accuracy. The result is a group of images that match each other in location and color, so they can be stitched together to create a mosaic that is as seamless as possible.

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

Our information services business provides our customers global on-demand access to imagery and related information over the Internet. This Web-based services platform, which we call EyeQ, provides the infrastructure for this service and our geospatial information services business.

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Revenues	$89,283	100.0%	$86,626	100.0%	$2,657	3.1%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	30,416	34.1	31,312	36.1	(896)	(2.9)
Depreciation and amortization	17,739	19.9	16,726	19.3	1,013	6.1
Selling, general and administrative	15,428	17.3	14,394	16.6	1,034	7.2
Total operating expenses	63,583	71.2	62,432	72.1	1,151	1.8
Income from operations	25,700	28.8	24,194	27.9	1,506	6.2
Interest income (expense), net	53	0.1	(4,523)	(5.2)	4,576	101.2
Income before provision for income taxes	25,753	28.8	19,671	22.7	6,082	30.9
Provision for income taxes	(9,997)	(11.2)	(7,424)	(8.6)	(2,573)	(34.7)
Net income	15,756	17.6	12,247	14.1	3,509	28.7
Preferred stock dividends	(997)	(1.1)	(986)	(1.1)	(11)	(1.1)
Net income less preferred stock dividends	14,759	16.5	11,261	13.0	3,498	31.1
Income allocated to participating securities	(1,592)	(1.8)	(1,224)	(1.4)	(368)	(30.1)
Net income available to common stockholders	$13,167	14.7	$10,037	11.6	$3,130	31.2

Revenues

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Imagery	$62,519	70.0%	$58,975	68.1%	$3,544	6.0%
NextView cost-share	6,038	6.8	6,038	7.0	-	-
Production and other services	20,726	23.2	21,613	24.9	(887)	(4.1)
Total revenues	$89,283	100.0	$86,626	100.0	$2,657	3.1

Imagery revenues primarily include imagery sales, affiliate access fees, equipment sales and operations and maintenance fees. NextView cost-share revenues are based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, our digital aerial imagery services, GeoEye Analytics and EyeQ, our Web-based dissemination services.

Imagery revenues increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increased levels of deliveries to international resellers and affiliate access fees. Production and other services revenues decreased for the three months ended March 31, 2012, compared to the same periods in 2011 due to the decline in our value-added production services.

Total domestic and international revenues were as follows:

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Domestic	$65,832	73.7%	$67,066	77.4%	$(1,234)	(1.8	) %
International	23,451	26.3	19,560	22.6	3,891	19.9
Total revenues	$89,283	100.0	$86,626	100.0	$2,657	3.1

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

Domestic revenues decreased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the decline in our value-added production services.

International revenues increased in 2012 primarily due to an increase in imagery deliveries to international resellers and affiliate access fees.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Labor and overhead	$18,748	21.0%	$20,616	23.8%	$(1,868)	(9.1	) %
Subcontractor	5,696	6.4	6,075	7.0	(379)	(6.2)
Satellite insurance	1,421	1.6	1,579	1.8	(158)	(10.0)
Other direct costs	4,551	5.1	3,042	3.5	1,509	49.6
Total direct costs of revenue	$30,416	34.1	$31,312	36.1	$(896)	(2.9)

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

Labor and overhead costs decreased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a greater portion of engineering and IT labor and associated overhead being capitalized to the EnhancedView program than in the prior year.

Subcontractor expenses decreased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a lower level of engineering and consulting costs incurred in 2012.

Other direct costs of revenue increased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to costs related to the delivery of customer systems and equipment in 2012.

Depreciation and Amortization

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Depreciation	$16,940	19.0%	$15,795	18.2%	$1,145	7.2%
Amortization	799	0.9	931	1.1	(132)	(14.2)
Total depreciation and amortization	$17,739	19.9	$16,726	19.3	$1,013	6.1

Depreciation increased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the deployment of several EyeQ system releases and related hardware, as well as additional leasehold improvements and infrastructure related to our Herndon headquarters.

Amortization decreased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to cost basis reductions from the write-off of MJ Harden intangibles in the fourth quarter of 2011.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Payroll, commissions, and related costs	$6,905	7.7%	$5,899	6.8%	$1,006	17.1%
Stock-based compensation	1,972	2.2	1,840	2.1	132	7.2
Professional fees	2,392	2.7	2,445	2.8	(53)	(2.2)
Research and development	749	0.8	563	0.6	186	33.0
Other	3,410	3.8	3,647	4.2	(237)	(6.5)
Total selling, general and administrative expenses	$15,428	17.3	$14,394	16.6	$1,034	7.2

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

Total selling, general and administrative expenses increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of increased labor and related costs from additional headcount associated with new product development and marketing efforts.

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows:

	For the Three Months Ended March 31,				Change Between
	2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)
Interest expense	$13,347	14.9%	$13,249	15.3%	$98	0.7%
Capitalized interest	(13,346)	(14.9)	(8,592)	(9.9)	(4,754)	(55.3)
Interest income	(54)	(0.1)	(134)	(0.2)	80	59.7
Total interest (income) expense, net	$(53)	(0.1)	$4,523	5.2	$(4,576)	(101.2)

Interest (income) expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount, offset by capitalized interest and interest income.

Interest (income) expense, net, decreased during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increased capitalized interest associated with the additional construction costs incurred for the GeoEye-2 satellite during 2012.

Provision for Income Taxes

The Company’s effective tax rate was 38.8 percent and 37.7 percent for the three months ended March 31, 2012 and 2011, respectively. Income tax expense was $10.0 million and $7.4 million for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate has increased over the prior year due to the expiration of the research and development credit on December 31, 2011. The Company’s effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income before interest (income) expense, net, provision for income taxes, depreciation and amortization expenses, non-cash stock-based compensation expense and other items. We present Adjusted EBITDA to enhance understanding of our operating performance. We use Adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Adjusted EBITDA is not a recognized term of financial performance under GAAP, and our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

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

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and,

•
It does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, but may nonetheless have a material impact on our results of operations.

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended March 31,		Change Between
	2012	2011	2012 and 2011
	(in thousands)
Net income	$15,756	$12,247	$3,509
Adjustments:
Interest (income) expense, net	(53)	4,523	(4,576)
Provision for income taxes	9,997	7,424	2,573
Depreciation and amortization	17,739	16,726	1,013
Non-cash stock-based compensation expense	2,741	2,845	(104)
Adjusted EBITDA	$46,180	$43,765	$2,415

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents and short-term investments. Our primary cash needs are for capital expenditures, working capital and debt service.

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

Our NextView agreement with NGA was replaced by the EnhancedView agreement which was signed during August 2010. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms. The Company has been notified by NGA that its EnhancedView SLA contract remains unchanged for the current contract year 2012. All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. The EnhancedView program, including the SLA as well as other unrelated work, accounted for approximately 55% of our consolidated revenue for the three months ended March 31, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations with existing cash and cash equivalents for the next twelve months. Further, notwithstanding the possibility that our contract may not be renewed, we believe that the U.S. government will require earth imagery and possibly other services commencing with the U.S. government fiscal year starting October 1, 2012. The Pentagon recently indicated its needs for commercial imagery were expected to be twice as large in 2015 as in 2011. We will have opportunities to offer such imagery and services at reasonable terms.  Additionally, to the extent capacity becomes available on our satellites due to lower U.S. government demand, we intend to make that capacity available to commercial and international customers at terms attractive to us.

Cash Flow Items

As of March 31, 2012, we had $172.0 million of cash and cash equivalents and $9.2 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $39.8 million and $37.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $2.5 million in the three months ended March 31, 2012, compared to the same period in 2011, was primarily related to improved operating performance.

Net Cash Used in Investing Activities

Net cash used in investing activities was $55.8 million and $75.3 million for the three months ended March 31, 2012 and 2011, respectively, and was primarily related to capital expenditures partially offset in the three months ended March 31, 2011 by the redemption of short-term investments. The decrease in capital expenditures of $34.5 million, compared to the same period in 2011, was primarily due to timing of expenditures incurred during the quarters related to the construction of GeoEye-2. As of March 31, 2012, we have incurred total capitalized costs of $639.1 million for the EnhancedView program, primarily consisting of costs for the construction of GeoEye-2.

Net Cash Used in by Financing Activities

Net cash used in financing activities was $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $0.4 million in the three months ended March 31, 2012, compared to the same period in 2011 was primarily related to a decrease in the issuance of common stock in 2012.

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

As of March 31, 2012, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of outstanding issue discount of $13.2 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of March 31, 2012, we were in compliance with all covenants associated with each of our borrowings.

Equity Sources and Uses

In September 2010, Cerberus Satellite, LLC purchased 80,000 shares of Series A Preferred Stock having a liquidation preference of $1,000 per share. This resulted in net proceeds to the Company of $78.0 million, after discounts and before issuance costs. The Series A Preferred Stock is convertible on issuance, at the option of the holders, at a conversion rate of $29.76 per common share, which is equivalent to a conversion rate of 2.7 million shares of common stock of the Company.

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 11 percent as of March 31, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended March 31, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog increases the visibility of our revenues and net cash provided by operating activities. The following table represents our estimated backlog as of March 31, 2012.

Backlog to be recognized:	Contract Backlog			Funded and Unfunded Backlog
	Less than 1 year	Thereafter	Total	Funded	Unfunded	Total
	(in millions)
EnhancedView SLA	$150.0	$2,397.7	$2,547.7	$39.5	$2,508.2	$2,547.7
EnhancedView cost-share amortization	-	336.9	336.9	181.0	155.9	336.9
NextView cost-share amortization	24.2	117.8	142.0	142.0	-	142.0
Other U.S. government	47.9	676.1	724.0	83.1	640.9	724.0
Total U.S. government	222.1	3,528.5	3,750.6	445.6	3,305.0	3,750.6
International	43.0	17.1	60.1	60.1	-	60.1
North American commercial	23.5	45.6	69.1	69.1	-	69.1
Total Backlog	$288.6	$3,591.2	$3,879.8	$574.8	$3,305.0	$3,879.8

Total contract backlog includes all contractual commitments, the expected amounts to be awarded and funded under these contracts and the amount of future option periods under these contract awards that are expected to be exercised and funded. Of our contract backlog as of March 31, 2012, we expect to realize as revenue $288.6 million within one year and the balance of $3.59 billion in future periods, subject to funding and contract performance. Of our contract backlog as of March 31, 2012, $574.8 million is currently funded; the remaining balance of $3.31 billion represents the value of our current contracts, including their unexercised option years, which the Company currently expects to be exercised or funded in future periods.

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

In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The GeoEye-2 cost share payments are included in the backlog table and will be paid to the Company upon completion of the performance milestones and will be recorded as deferred revenue until full acceptance by the NGA. Upon acceptance, revenue from the cost share payments will be recognized over the expected operational life of the satellite. To date, the NGA has obligated funding of $181.0 million towards the cost-share payments. Management foresees continued uncertainty regarding funding of this contract beyond the amount to which the NGA is currently obligated.

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. On October 4, 2011, the Company entered into an amendment to the EnhancedView SLA with the NGA exercising the first renewal option year which extended the SLA performance period through August 31, 2012. As of March 31, 2012, the amount of the SLA currently funded was $39.5 million. There remains substantial uncertainty regarding the U.S. government federal budget for commercial imagery for U.S. government fiscal years 2013 and beyond. Though we believe the U.S. government will continue to need to purchase imagery from us to meet defense intelligence needs, it is uncertain funding for the SLA will continue after September 1, 2012 at current levels or at any level.

Backlog Risks

Most of our government contracts, including the EnhancedView program, are funded incrementally on a month-to-month or year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Due to the federal budgetary problems arising from the economic recession, the U.S. government has continued to deliberate broad reductions in expenditures including possible reductions to expenditures on commercial satellite imagery. The U.S. government drives a substantial portion of commercial imaging demand and our revenues, including EnhancedView. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which would result in a reduction in our backlog. At this time, the U.S. government’s ongoing budget process is underway and the amounts of any funding reductions to EnhancedView are still unknown. As a result, these backlog amounts may and will fluctuate and may not be a reliable indicator of future revenues. Risks associated with our business and government contracts include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 13, 2012, or 2011 Annual Report.

Capital Expenditures

For the first quarter of 2012, our capital expenditures included $50.2 million for satellites and ground systems and $5.9 million for property, plant and equipment.

We currently expect that total capital expenditures for 2012 will be approximately $315.0 million, of which $285.0 million should be related to our continued construction of GeoEye-2 and related infrastructure under the EnhancedView program, including $54.0 million of capitalized interest. We expect to incur the remaining $30.0 million of capital expenditures for other operating equipment infrastructure. We intend to fund our capital expenditure requirements through cash on hand, cash provided by operating activities and the $111.0 million EnhancedView cost-share payment that we expect to receive in the third quarter of 2012.

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

Total rental expense under operating leases for the three months ended March 31, 2012 and 2011 was $1.2 million and $1.5 million, respectively.

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

During the three months ended March 31, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new guidance we recently adopted for the presentation of comprehensive income.

Recent Accounting Pronouncements

See Note 1 of our Notes To Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of March 31, 2012 is fixed-rate. At March 31, 2012, the estimated fair value of our long-term debt instruments was approximately $569.7 million, compared with a carrying value of $511.8 million, excluding the $13.2 million unamortized discount. While changes in interest rates impact the fair value of our debt, there is no impact to earnings and cash flows, because we intend to carry the debt to maturity unless market and other conditions are favorable. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure. Our subsidiary in Asia commenced operations during January 2010, our revenue contracts are denominated in U.S. dollars, and the majority of our purchase contracts are denominated in U.S. dollars.

Item 4.	Controls and Procedures.

a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors.

We do not believe that there have been any material changes to the risk factors previously disclosed in our 2011 Annual Report.

Item 6.	Exhibits.

(a)	Exhibits:

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.1	Rights Agreement Second Amendment, dated as of February 9, 2012, between GeoEye, Inc. and Computershare Shareowner Services, LLC (f/k/a Mellon Investor Services LLC)	8-K	001-33015	4.1	2/13/2012

10.1	Form of 2010 Omnibus Incentive Plan Performance Share Agreement					X

10.2	Form of 2010 Omnibus Incentive Plan Performance Cash Award Agreement					X

10.3	GeoEye, Inc. Key Employee Change In Control Severance Plan, as amended March 8, 2012	8-K	001-33015	10.1	3/14/2012

10.4	Standstill Agreement, dated as of February 9, 2012, by and between the Company and Cerberus Capital Management, L.P.	8-K	001-33015	10.1	2/13/2012

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from GeoEye, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text
X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

Date: May 3, 2012	/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

Date: May 3, 2012	/s/ Joseph F. Greeves
Joseph F. Greeves
Executive Vice President and Chief Financial Officer

Date: May 3, 2012	/s/ Jeanine J. Montgomery
Jeanine J. Montgomery
Vice President, Accounting and Corporate Controller