Form 10-Q
period 2012-06-30
GeoEye, Inc.
filed 2012-08-07
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of GeoEye’s common stock, par value $0.01, or the Common Stock, as of August 2, 2012 was 22,510,640 shares.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,889	$188,738
Short-term investments	8,600	9,220
Accounts receivable - trade and unbilled receivables (net of allowances: 2012 - $611; 2011 - $718)	45,248	39,917
Income tax receivable	2,685	19,645
Restricted cash	3,952	4,207
Current deferred tax assets	2,148	2,148
Prepaid expenses and other current assets	15,241	14,805
Total current assets	308,763	278,680
Property, plant and equipment, net	52,359	48,065
Satellites and related ground systems, net	1,028,425	913,454
Goodwill	67,945	68,130
Intangible assets (net of accumulated amortization: 2012 - $19,231; 2011 - $17,634)	8,929	10,526
Non-current restricted cash	4,902	6,875
Other non-current assets	8,377	8,855
Total assets	$1,479,700	$1,334,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$49,624	$58,510
Current portion of deferred revenue	58,902	53,433
Total current liabilities	108,526	111,943
Long-term debt	512,571	511,019
Long-term deferred revenue, net of current portion	228,306	131,968
Deferred tax liabilities	83,289	64,694
Other non-current liabilities	8,047	7,674
Total liabilities	940,739	827,298
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Series B junior participating preferred stock	-	-
Common stock	225	222
Additional paid-in capital	382,973	379,154
Retained earnings	155,762	127,910
Total stockholders’ equity	538,961	507,287
Total liabilities and stockholders’ equity	$1,479,700	$1,334,585

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$88,394	$87,206	$177,677	$173,832

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	30,294	31,426	60,710	62,738
Depreciation and amortization	17,756	17,492	35,495	34,218
Selling, general and administrative	18,219	14,696	33,647	29,090
Total operating expenses	66,269	63,614	129,852	126,046
Income from operations	22,125	23,592	47,825	47,786
Interest income (expense), net	1,307	(2,604)	1,360	(7,127)
Income before provision for income taxes	23,432	20,988	49,185	40,659
Provision for income taxes	(9,341)	(7,579)	(19,338)	(15,003)
Net income	14,091	13,409	29,847	25,656
Preferred stock dividends	(998)	(998)	(1,995)	(1,984)
Net income less preferred stock dividends	13,093	12,411	27,852	23,672
Income allocated to participating securities	(1,402)	(1,344)	(2,993)	(2,569)
Net income available to common stockholders	$11,691	$11,067	$24,859	$21,103

Earnings per share:
Basic	$0.52	$0.50	$1.11	$0.96
Diluted	$0.51	$0.49	$1.09	$0.93

Shares used to compute basic earnings per share	22,420	22,130	22,328	22,087
Shares used to compute diluted earnings per share	22,758	22,756	22,774	22,760

Other comprehensive income (loss):
Foreign currency translation adjustments	$35	$(32)	$(47)	$(60)
Income tax (provision)/benefit related to items of other comprehensive income	(14)	12	18	22
Other comprehensive income (loss), net of tax	21	(20)	(29)	(38)

Comprehensive income	14,112	13,389	29,818	25,618
Preferred stock dividends	(998)	(998)	(1,995)	(1,984)
Comprehensive income less preferred stock dividends	13,114	12,391	27,823	23,634
Comprehensive income allocated to participating securities	(1,404)	(1,342)	(2,990)	(2,565)
Comprehensive income available to common stockholders	$11,710	$11,049	$24,833	$21,069

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$29,847	$25,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,495	34,218
Non-cash recognition of deferred revenue	(18,515)	(16,452)
Non-cash amortization of deferred costs	2,043	1,821
Amortization of debt discount and issuance costs	-	1,873
Impairment and other write-offs	186	-
Bad debt (recovery) expense and other	(247)	839
Deferred income taxes	19,338	14,991
Stock-based compensation	5,176	5,737
Changes in deferred revenue	120,322	883
Changes in assets and other liabilities	6,811	15,706
Net cash provided by operating activities	200,456	85,272
Cash flows from investing activities:
Capital expenditures	(159,822)	(166,540)
Proceeds from sale of property, plant and equipment	3,125	-
Investment purchase	(500)	-
Redemptions of short-term investments	620	35,580
Adjustment for SPADAC acquisition	-	340
Net cash used in investing activities	(156,577)	(130,620)
Cash flows from financing activities:
Prepaid financing costs	-	(118)
Preferred stock dividend payments	(1,995)	(1,994)
Proceeds from exercise of stock options and other	267	858
Net cash used in financing activities	(1,728)	(1,254)
Net increase (decrease) in cash and cash equivalents	42,151	(46,602)
Cash and cash equivalents, beginning of period	188,738	283,233
Cash and cash equivalents, end of period	$230,889	$236,631

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized interest	$-	$5,232
Income taxes paid	501	27
Non-cash surrender of common stock to cover employees' minimum tax liability	(2,213)	(1,267)
Non-cash preferred stock dividend accrual	997	998
Conversion of note receivable to cost method investment	1,500	-
Non-cash consideration on customer transaction	-	1,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information

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

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite.

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

We believe the combination of our highly accurate satellite imaging assets, our high-resolution image processing and production facilities—especially our multi-source production capability—our color digital imagery library and our information services differentiate us from our competitors. This combination enables us to provide “elevated insight” by delivering a comprehensive range of Earth imagery, geospatial expertise and enabling technology to our diverse customer base.

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies. Most of our government contracts are funded incrementally on a year-to-year basis. Our largest government contract, the EnhancedView Service Level Agreement, or SLA (see Note 2), has up to eight additional one-year renewal options. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. For the three and six months ended June 30, 2012, U.S. government agencies represented approximately 69 percent and 67 percent of our total revenues, respectively.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of GeoEye and all of its wholly-owned subsidiaries. All balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of June 30, 2012, the Company had $8.9 million classified as restricted cash as a result of the irrevocable standby letters of credit. $4.0 million is available within one year and is classified as current, and the remaining $4.9 million is available through 2022.

Investments

We record our investments in debt securities at fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of variable rate demand notes.

As of June 30, 2012, and December 31, 2011, we categorized all of our investments as available-for-sale, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

Additionally, as of June 30, 2012, the Company holds a minor equity investment in a technology company servicing the solar energy industry, which is accounted for as a cost method investment.

Goodwill and Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment annually on October 1 or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. As a result of the acquisition of SPADAC Inc. in December 2010, we determined that a new reporting unit was created. As of June 30, 2012, and December 31, 2011, GeoEye’s reporting units are GeoEye, Inc. and GeoEye Analytics.

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

We considered as a potential indication of goodwill impairment, the circumstances of our negotiations with the National Geospatial-Intelligence Agency, or the NGA, regarding the terms of the renewal of our Enhanced View SLA and the situation at June 30, 2012 when the market value of our common stock traded below its book value. Subsequent to this date on July 22, 2012, we entered into a Merger Agreement with DigitalGlobe (see Note 14) and the market value of our common stock has appreciated above its book value. Based upon the expected closing of the Merger, we have concluded that there is no indication of goodwill impairment.

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

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is equal to net income less preferred stock dividends and income allocated to participating securities. The Company’s preferred shares are participating securities and require the two-class method of computing earnings per share. Diluted earnings per share is calculated by dividing net income available to common stockholders as adjusted for the effect of dilutive common equivalent shares by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible preferred shares and those issuable related to stock options, deferred stock units, employee stock purchase plan shares and nonvested stock. For purposes of computing diluted earnings per share, the if-converted method will be used to the extent that the result is more dilutive than the application of the two-class method.

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

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Total unbilled accounts receivable were $5.8 million and $6.6 million at June 30, 2012 and December 31, 2011, respectively. Generally, these arrangements are sold on a standalone basis and are not bundled with other product offerings. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted the guidance on a retrospective basis on January 1, 2012. The guidance does not have any impact on the Company’s financial position, results of operations or cash flows. However, it does result in a change to the Company’s presentation and disclosure of comprehensive income.

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

On August 6, 2010, the NGA originally awarded us a contract under its EnhancedView program. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense

The EnhancedView program award provides for a new satellite imagery delivery SLA with the NGA. The EnhancedView SLA initially provided for continued monthly payments by the NGA of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent in the base year and 15 percent in the option years based on performance metrics. Under the EnhancedView SLA, to the extent that less than $12.5 million is paid by the NGA for any month, the shortfall can be applied to future products and services or used to fund an extension of the contract. The EnhancedView SLA originally provided for payments to increase by an additional $15.3 million per month ($183.6 million per year), also subject to a maximum reduction of 15 percent based on performance metrics when GeoEye-2 becomes operational and meets NGA certification requirements, which we currently expect will occur in 2013. The initial term of the EnhancedView SLA was one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation.

On June 22, 2012, we were notified by the NGA that, due to funding shortfalls, it will not exercise the full year Enhanced View SLA option for the Contract Year September 1, 2012, through August 31, 2013. Instead, the NGA proposed a three-month option that the NGA intends to exercise providing for service revenue to the Company from September 1, 2012, through November 30, 2012, of $37.5 million and $2.25 million for SLA and additional web hosting services, respectively, or a total of $39.75 million, and a further nine-month option for the remainder of the Contract Year through August 31, 2013, providing for service revenue to the Company, based upon the availability of funding of $119.25 million.  Assuming the Company agrees to this proposal and NGA exercises both options, total service revenue to the Company for the full Contract Year would be $159.0 million. There can be no assurances, however, that funding will be available to NGA to exercise both options as proposed.  Although we believe the U.S. government will continue to need to purchase imagery from us to meet defense intelligence needs, it is uncertain funding for the SLA will continue after August 31, 2012 at current levels or at any level.

    As part of the EnhancedView contract, the NGA initially agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million, of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. GeoEye-2 satellite is currently scheduled for launch in the first half of 2013.  The contract provides that the contribution should be made in two cost-share payments: the first payment of $111.2 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. To date, the NGA has obligated funding of $181.0 million on this contract to cover these cost-share payments.  In June 2012, the Company received the first cost-share payment of $111.2 million, as a result of the Company meeting the NGA’s integration and testing requirements. This $111.2 million cost share payment will be initially recorded as deferred revenue and recognized as revenue over the expected operational life of the GeoEye-2 satellite.

Additionally on June 22, 2012, we were notified by the NGA that it is electing not to obligate additional funding under the GeoEye-2 cost share agreement.  After deducting the $111.2 million payment which was received by us in June 2012 upon completion of the first payment milestone, there is approximately $70.0 million left in obligated funding on the contract. The NGA has expressed an interest in restructuring the agreement to modify the specific milestones upon which the remaining obligated funds will be paid to us.  The parties are currently negotiating the terms of any such modification to the contract. Assuming no additional funds will be obligated by the U.S. government toward the overall cost of construction and launch of GeoEye-2, NGA will have contributed approximately 23 percent of the total original estimated cost of the GeoEye-2 program, and we will have contributed the rest.  We intend to complete GeoEye-2 on schedule in 2013.

The EnhancedView program award also provides for up to an estimated $702.0 million for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA, if requested by NGA. A portion of this award includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

The EnhancedView program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010.  We recognized $37.8 million and $75.3 million of imagery and other revenue under the EnhancedView SLA during the three and six months ended June 30, 2012, respectively. We recognized $36.6 million and $73.0 million of imagery and other revenue under the EnhancedView SLA during the three and six months ended June 30, 2011, respectively. Additionally, during each of the three and six months ended June 30, 2012 and 2011, we recognized $6.0 million and $12.1 million, respectively, of deferred revenue related to the recognition of the cost-share amounts for the GeoEye-1 satellite from the NextView contract.

(3)	Investments

At June 30, 2012, and December, 31, 2011, GeoEye held short-term investments, all of which are classified as available-for-sale. These investments consist of variable-rate demand notes with costs of $8.6 million and $9.2 million as of June 30, 2012 and December 31, 2011, respectively, which equal their estimated fair values. There were no gross unrecognized gains or losses as of June 30, 2012, or December, 31, 2011.

Additionally, as of June 30, 2012, the Company owns less than a 20 percent interest in a technology company servicing the solar energy industry and does not exercise significant influence over the operating or financial decisions. This cost method investment of $1.5 million is included in other non-current assets on the condensed consolidated balance sheet.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land and buildings	$6,817	$7,419
Furniture, computers, equipment and software	55,273	55,294
Leasehold improvements	20,340	19,405
Accumulated depreciation	(38,931)	(36,713)
Subtotal	43,499	45,405
Property, plant and equipment in process	8,860	2,660
Property, plant and equipment, net	$52,359	$48,065

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process include costs incurred in connection with our Thornton facilities expansion, as well as other additional computer hardware and software costs. During the six months ended June 30, 2012, we disposed of our facility in Norman, Oklahoma, as well as the assets related to our aerial imagery business.

Depreciation expense related to property, plant and equipment was $3.4 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $6.8 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively.

(5)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Satellites	$412,475	$411,105
Ground systems	89,984	89,984
Accumulated depreciation	(196,318)	(169,281)
Subtotal	306,141	331,808
Satellites and ground systems in process	722,284	581,646
Satellites and related ground systems, net	$1,028,425	$913,454

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

As of June 30, 2012, and December 31, 2011, we have incurred total capitalized costs of $718.3 million and $578.7 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2. Included in these costs is capitalized interest of $89.7 million and $63.0 million, as of June 30, 2012, and December 31, 2011, respectively.

We maintain in-orbit insurance policies covering our GeoEye-1 and IKONOS satellites. We capitalize the portion of the premiums associated with the insurance coverage of the launch and in-orbit commissioning period of our commercial satellites. Accordingly, prior to the start of GeoEye-1’s commercial operations, we capitalized a portion of insurance premiums in the cost of the satellite that are being amortized over the estimated life of GeoEye-1, which is nine years. Following launch and in-orbit commissioning, insurance premium amounts related to in-orbit operations are charged to expense ratably over the related policy periods.

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of June 30, 2012, we carried $260.3 million of in-orbit insurance for GeoEye-1, comprised in part by $195.8 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires on December 1, 2012. We also carry $64.5 million of insurance in the event of a total loss of the satellite, which expires December 1, 2012.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $4.3 million of in-orbit coverage, which expires on December 1, 2012.

Total satellite and related ground systems depreciation expense was $13.6 million and $13.5 million for the three months ended June 30, 2012 and 2011, respectively, and $27.1 million and $26.8 million for the six months ended June 30, 2012 and 2011, respectively.

(6)	Income Taxes

The Company’s effective tax rate was 39.3 percent and 36.9 percent for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate has increased over the prior year primarily due to the expiration of the research and development credit on December 31, 2011. The Company’s effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

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

Except for a minor investment in foreign subsidiaries, the Company does not have any independent assets or operations other than its ownership in all of the capital stock of its subsidiaries. Since inception, all of the Company’s operations have been conducted through its wholly owned subsidiaries.

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$13,374	$13,273	$26,721	$26,522
Capitalized interest	(13,374)	(10,614)	(26,720)	(19,206)
Interest income	(1,307)	(55)	(1,361)	(189)
Total interest (income) expense, net	$(1,307)	$2,604	$(1,360)	$7,127

Interest expense for the three and six months ended June 30, 2012 and 2011, includes interest expense on our 2016 Notes and 2015 Notes, amortized prepaid financing costs and amortization of debt discount.  Interest is capitalized on our construction in progress including our GeoEye-2 satellite and related ground systems.  Interest income represents earnings on our cash balances and 2012 includes cash interest received primarily related to federal income tax refunded to us during the quarter.

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

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 10 percent as of June 30, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended June 30, 2012 and 2011, and $2.0 million during the six months ended June 30, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011.

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

On June 5, 2012, the Company entered into an amendment to the standstill letter agreement with Cerberus Capital Management, L.P. dated as of February 9, 2012. Under the Amendment, Cerberus and its affiliates have agreed, that until the earlier of the expiration of the standstill period (June 30, 2013) and the adjournment of the 2013 annual meeting of stockholders of the Company, the Cerberus parties will cause all Series A Preferred Stock or common stock owned by the Cerberus parties to be present for quorum purposes and to vote in favor of any and all directors nominated by the Board of Directors of the Company for election, provided that such nominees include all directors that holders of Series A Preferred Stock are entitled to nominate.

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

The following table provides information about the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Available-for-sale securites	$8,600	$8,600	$9,220	$9,220
Senior Secured Notes (due 2016)	125,000	122,500	125,000	127,970
Senior Secured Notes (due 2015)	387,571	419,000	386,019	446,560

We classified the above instruments as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data.

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable and accrued expenses	$17,694	$18,054
Accrued payroll	14,998	16,410
Accrued expenses - subcontractors	3,593	10,718
Accrued interest payable	12,320	12,320
Dividends payable	1,019	1,008
Total accounts payable and accrued expenses	$49,624	$58,510

(11)	Stockholders’ Equity

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$14,091	$13,409	$29,847	$25,656
Preferred stock dividends	(998)	(998)	(1,995)	(1,984)
	13,093	12,411	27,852	23,672
Income allocated to participating securities	(1,402)	(1,344)	(2,993)	(2,569)
Net income available to common stockholders	$11,691	$11,067	$24,859	$21,103

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,420	22,130	22,328	22,087
Dilutive effect of:
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	338	626	446	673
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,758	22,756	22,774	22,760

For the three and six months ended June 30, 2012, 2.7 million potential common shares from the conversion of preferred stock and 1.1 and 0.9 million stock options and nonvested stock awards, respectively, were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For each of the three and six months ended June 30, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.4 and 0.2 million stock options and nonvested stock awards, respectively, were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012, consisted of the following (in thousands):

Balance at January 1, 2012	$507,287
Net income for the six months ended June 30, 2012	29,847
Issuance of common stock	267
Surrender of common stock to cover employees' minimum tax liability	(2,213)
Stock-based compensation	5,815
Foreign currency translation adjustment	(47)
Preferred stock dividends	(1,995)
Balance at June 30, 2012	$538,961

(12)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, directly or as a subcontractor, of $60.5 million and $57.6 million for the three months ended June 30, 2012 and 2011, representing 69 percent and 66 percent of total revenues, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized $119.7 million and $118.7 million under its contracts with the U.S. government, respectively, representing 67 percent and 68 percent of total revenues for each respective period. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three or six months ended June 30, 2012 or 2011.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Imagery	$59,699	$61,582	$122,218	$120,557
NextView cost-share	6,038	6,038	12,076	12,076
Production and other services	22,657	19,586	43,383	41,199
Total revenues	$88,394	$87,206	$177,677	$173,832

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Domestic	$67,859	$68,348	$133,691	$135,414
International	20,535	18,858	43,986	38,418
Total revenues	$88,394	$87,206	$177,677	$173,832

Our property, plant and equipment and ground systems are held domestically.

(13)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2012 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
Long-term debt obligations	$-	$-	$-	$400,000	$125,000	$-	$525,000
Interest payments on long-term debt (1)	49,281	49,281	49,281	49,281	10,781	-	207,905
Operating lease obligations	13,989	17,938	18,266	18,677	10,811	14,017	93,698
Purchase obligations (2)	97,224	840	840	140	-	-	99,044
Total contractual obligations	$160,494	$68,059	$68,387	$468,098	$146,592	$14,017	$925,647

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625 percent and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625 percent.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of June 30, 2012, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

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

Total rental expense under operating leases for the three months ended June 30, 2012 and 2011 was approximately $1.2 million and $0.9 million, respectively, and for each of the six months ended June 30, 2012 and 2011 was approximately $2.4 million.

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

(14)	Subsequent Event

On July 22, 2012, GeoEye entered into an Agreement and Plan of Merger, or the Merger Agreement, with DigitalGlobe, Inc., a Delaware corporation, or DigitalGlobe, 20/20 Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DigitalGlobe, or Merger Sub, and WorldView, LLC, a Delaware limited liability company and a wholly owned subsidiary of DigitalGlobe, or Merger Sub 2, pursuant to which, at the effective time of the Merger, or the Effective Time, Merger Sub will be merged with and into the Company, or the Merger, and the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation in the Merger, or the Surviving Corporation, and immediately after the Effective Time, the Surviving Corporation will be merged with and into Merger Sub 2, or the Subsequent Merger and, together with the Merger, the Combination, and the separate corporate existence of the Surviving Corporation will cease and Merger Sub 2 will continue as the surviving company in the Subsequent Merger. The Combination is intended to qualify as a reorganization for federal income tax purposes.

Pursuant to the Merger Agreement and upon the terms and subject to the conditions described therein, at the Effective Time, (A) each issued and outstanding share of common stock, par value $0.01 per share, of GeoEye, or Company Common Stock will be converted into the right to receive either (i) with respect to which an election to receive a combination of stock and cash consideration has been effectively made, the combination, or Mixed Consideration of (x) $4.10 in cash and (y) 1.137 shares of common stock, par value $0.001 per share, of DigitalGlobe, or DigitalGlobe Common Stock, (ii) with respect to which an election to receive all cash consideration has been effectively made, $20.27 in cash without interest (subject to proration) or (iii) with respect to which an election to receive all stock consideration has been effectively made, 1.425 shares of DigitalGlobe Common Stock (subject to proration) and (B) each issued and outstanding share of Series A Convertible Preferred Stock of GeoEye, or Company Preferred Stock, will be converted into the right to receive (i) 1.000 shares of a newly-designated series of preferred stock of DigitalGlobe, or DigitalGlobe Preferred Stock, and (ii) $4.10 in cash for each share of Company Common Stock into which such share of Company Preferred Stock is convertible immediately prior to the Effective Time. If a holder of Company Common Stock does not make an election as set forth above, such stockholder will receive Mixed Consideration.

The Merger Agreement contemplates the repayment of all the Company’s outstanding debt (including the 8.625 percent Senior Secured Notes due 2016 and the 9.625 percent Senior Secured Notes due 2015).

The consummation of the Combination is subject to obtaining the affirmative vote of a majority of the outstanding shares of Company Common Stock approving the Combination and a majority of the outstanding shares of DigitalGlobe Common Stock represented at the DigitalGlobe stockholders meeting in person or by proxy approving the issuance of DigitalGlobe Common Stock and assumption of certain Company equity plans in the Combination. The consummation of the Combination is also subject to the satisfaction of certain regulatory conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the Federal Communications Commission.

Two putative stockholder lawsuits styled as class actions have been filed against us and our Board of Directors challenging our proposed merger with DigitalGlobe (The lawsuit also names DigitalGlobe has a defendant). The lawsuits are as follows:

Plaintiff	Defendants	Court	Date Filed
Dan Behnke
GeoEye, Inc., James A Abrahamson, Matt O’Connell, Joseph M. Ahearn, Michael P.C. Carns, Martin C. Faga. Michael F. Horn, Sr., Lawrence A. Hough, Roberta E. Lenczowski, James M. Simon, Jr., Robert G. Warden, DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., and WorldView, LLC
		United States District Court – Eastern District of Virginia	July 26, 2012
James Crow
James A Abrahamson, Joseph M. Ahearn, Michael P.C. Carns, Martin C. Faga. Michael F. Horn, Sr., Lawrence A. Hough, Roberta E. Lenczowski, Matt O’Connell, James M. Simon, Jr., Robert G. Warden, GeoEye, Inc., DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., and WorldView, LLC
		United States District Court – Eastern District of Virginia	July 30, 2012

The lawsuits generally allege that the members of our board of directors, aided and abetted by us, and DigitalGlobe, breached their fiduciary duties to our stockholders by entering into the Merger Agreement for merger consideration plaintiff claims is inadequate and pursuant to a process plaintiff claims to be flawed. The lawsuits seek, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms or to rescind the Merger to the extent already implemented, as well as damages, expenses, and attorneys’ fees. We believe these suits are without merit and we intend to vigorously defend against such claims. There may be additional lawsuits of a similar nature.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 13, 2012, or 2011 Annual Report, or in our quarterly reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

×	changes or delays in Congressional appropriations or uncertainty as to the completion of the federal budget process;
×
risks related to the merger agreement with DigitalGlobe, including failure to obtain necessary regulatory approvals, the receipt of a superior proposal or other intervening event beyond our control prior to stockholder approval;

×	risks associated with operating our in-orbit satellites;
×	satellite launch failures, satellite launch and construction delays and in-orbit failures or reduced performance;
×
the number of commercial satellite launch opportunities available in any given time period that could impact our ability to timely schedule future launches and the prices we have to pay for such launches;

×	possible future losses on satellites that are not adequately covered by insurance;
×
our ability to obtain new satellite insurance policies with financially viable insurance carriers on commercially reasonable terms or at all, as well as the ability of our insurance carriers to fulfill their obligations;

×	termination, suspension or other changes in purchase levels under our contracts with U.S. government agencies;
×	general U.S. and international economic, business and political conditions;
×	domestic and international government regulation;
×	market acceptance of our products and services;
×	our ability to maintain and protect our Earth imagery content and our image archives against damage;
×	changes in our revenue backlog or expected revenue backlog for future services;
×	pricing pressure and overcapacity in the markets in which we compete;
×	the competitive environment in which we operate, as some of our competitors may have greater financial, personnel and operating resources;
×	inadequate access to capital markets or other financing;
×	customer defaults on their obligations owed to us;
×	our international operations and other uncertainties associated with doing business internationally; and

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

The management discussion and analysis, or MD&A, is intended to assist in understanding and assessing the trends and significant changes in our results and financial condition. We organized our MD&A into the following sections:

×	Overview – a brief description of our business and highlights of the current period
×	Results of Operations – an analysis of our results of operations in our condensed consolidated financial statements
×	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, and commitments and contingencies
×	Critical Accounting Policies – a discussion of key accounting policies requiring critical judgments and estimates

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

In the three months ended June 30, 2012, total revenue increased to $88.4 million from $87.2 million in 2011, a growth rate of 1.4 percent. Over the same period, net income increased to $14.1 million from $13.4 million, a growth rate of 5.1 percent. In addition, Adjusted EBITDA, a non-GAAP measure (see reconciliation on page 26), increased to $44.7 million from $44.0 million, a growth rate of 1.6 percent. Adjusted EBITDA for the three months ended June 30, 2012, reflects adjustments for transaction and other costs of $2.4 million.

On July 22, 2012, we entered into a Merger Agreement with DigitalGlobe - see Note 14.   Our results for the three months ended June 30, 2012, include $1.7 million of transaction costs, primarily professional services, related to the Merger Agreement.

Additionally, in June 2012, we disposed of the MJ Harden assets supporting our aerial imagery services, which are no longer being provided. Revenues from our aerial imagery services comprised less than two percent of our total revenues for the three and six months ended June 30, 2012.  As a result of the disposition, $0.4 million of transaction costs and $0.3 million of severance were incurred during the three months ended June 30, 2012.

We own and operate two Earth-imaging satellites, GeoEye-1 and IKONOS, with advanced high-resolution imagery collection capabilities. GeoEye-1 is the world’s highest resolution and most accurate commercial Earth-imaging satellite. Our next satellite, GeoEye-2, will have even higher resolution and is on track to launch and is scheduled to go into operations in the fall of 2013. We own one of the world’s largest libraries of commercial panchromatic and color digital satellite imagery; it contains more than 650 million square kilometers of color Earth imagery.

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

Our GeoEye Analytics operations build on our heritage of providing multi-source value-added geospatial services by bringing advanced geospatial analytics expertise. Our analysts leverage proprietary tools and tradecraft to process and exploit multiple layers of geospatial data to better understand the characteristics of a location and anticipate where events may occur. Our teams support many important national security, law enforcement, and risk management missions.

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

×
Georectification. This is a computer-processing operation that corrects the pixel locations of a digital image to remove image distortions caused by the non-vertical pointing and movement of the sensor during the imaging event.

×	Tonal Correction. This is the scientific correction of the color variations between various component images of an image mosaic so that the image or picture reflects a coherent color structure.

×
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

×
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

Our production services include elevation data, maps, topographic maps, digital orthophoto imagery, remote sensing services, survey and inventory services and Geospatial Information System, or GIS, consulting and implementation. We also offer geospatial products and services to help develop and manage geospatial data to support customer documentation needs, inventory of resources and engineering and development applications.

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

Results of Operations

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)

Revenues	$88,394	100.0%	$87,206	100.0%	$1,188	1.4%	$177,677	100.0%	$173,832	100.0%	$3,845	2.2%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	30,294	34.3	31,426	36.0	(1,132)	(3.6)	60,710	34.2	62,738	36.1	(2,028)	(3.2)
Depreciation and amortization	17,756	20.1	17,492	20.1	264	1.5	35,495	20.0	34,218	19.7	1,277	3.7
Selling, general and administrative	18,219	20.6	14,696	16.9	3,523	24.0	33,647	18.9	29,090	16.7	4,557	15.7
Total operating expenses	66,269	75.0	63,614	72.9	2,655	4.2	129,852	73.1	126,046	72.5	3,806	3.0
Income from operations	22,125	25.0	23,592	27.1	(1,467)	(6.2)	47,825	26.9	47,786	27.5	39	0.1
Interest income (expense), net	1,307	1.5	(2,604)	(3.0)	3,911	150.2	1,360	0.8	(7,127)	(4.1)	8,487	119.1
Income before provision for income taxes	23,432	26.5	20,988	24.1	2,444	11.6	49,185	27.7	40,659	23.4	8,526	21.0
Provision for income taxes	(9,341)	(10.6)	(7,579)	(8.7)	(1,762)	(23.2)	(19,338)	(10.9)	(15,003)	(8.6)	(4,335)	(28.9)
Net income	14,091	15.9	13,409	15.4	682	5.1	29,847	16.8	25,656	14.8	4,191	16.3
Preferred stock dividends	(998)	(1.1)	(998)	(1.1)	-	-	(1,995)	(1.1)	(1,984)	(1.1)	(11)	(0.6)
Net income less preferred stock dividends	13,093	14.8	12,411	14.2	682	5.5	27,852	15.7	23,672	13.6	4,180	17.7
Income allocated to participating securities	(1,402)	(1.6)	(1,344)	(1.5)	(58)	(4.3)	(2,993)	(1.7)	(2,569)	(1.5)	(424)	(16.5)
Net income available to common stockholders	$11,691	13.2	$11,067	12.7	$624	5.6	$24,859	14.0	$21,103	12.1	$3,756	17.8

Revenues

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Imagery	$59,699	67.5%	$61,582	70.6%	$(1,883)	(3.1)%	$122,218	68.8%	$120,557	69.4%	$1,661	1.4%
NextView cost-share	6,038	6.8	6,038	6.9	-	-	12,076	6.8	12,076	6.9	-	-
Production and other services	22,657	25.6	19,586	22.5	3,071	15.7	43,383	24.4	41,199	23.7	2,184	5.3
Total revenues	$88,394	100.0	$87,206	100.0	$1,188	1.4	$177,677	100.0	$173,832	100.0	$3,845	2.2

Imagery revenues primarily include imagery sales, affiliate access fees, equipment sales and operations and maintenance fees. NextView cost-share revenues are based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, GeoEye Analytics and EyeQ, our Web-based dissemination services.

Imagery revenues decreased for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to lower levels of deliveries to commercial customers, partially offset by greater international affiliate access fees. For the six months ended June 30, 2012, imagery revenues increased compared to the same period in 2011, primarily due to increased international affiliate access fees.

Production and other services revenues increased for the three months ended June 30, 2012, compared to the same period in 2011, due to the commencement of production services under new contracts as well as the timing of certain information services provided to the NGA. Production and other services revenues increased for the six months ended June 30, 2012, compared to the same period in 2011, due to the timing of certain information services provided to the NGA, partially offset by a decline in our value-added production services.

Total domestic and international revenues were as follows:

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Domestic	$67,859	76.8%	$68,348	78.4%	$(489)	(0.7)%	$133,691	75.2%	$135,414	77.9%	$(1,723)	(1.3)%
International	20,535	23.2	18,858	21.6	1,677	8.9	43,986	24.8	38,418	22.1	5,568	14.5
Total revenues	$88,394	100.0	$87,206	100.0	$1,188	1.4	$177,677	100.0	$173,832	100.0	$3,845	2.2

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

Domestic revenues decreased during the three months ended June 30, 2012, compared to the same period in 2011, primarily due to lower imagery deliveries made to domestic commercial customers.  Domestic revenues decreased during the six months ended June 30, 2012, compared to the same period in 2011, due to lower imagery deliveries made to domestic commercial customers and a decline in our value-added production services.

International revenues increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in imagery deliveries made to international customers and the addition of new and renewal access fee agreements related to international affiliates.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Labor and overhead	$18,619	21.1%	$19,557	22.4%	$(938)	(4.8)%	$37,367	21.0%	$40,173	23.1%	$(2,806)	(7.0)%
Subcontractor	5,548	6.3	7,057	8.1	(1,509)	(21.4)	11,244	6.3	13,132	7.6	(1,888)	(14.4)
Satellite insurance	1,418	1.6	1,544	1.8	(126)	(8.2)	2,839	1.6	3,123	1.8	(284)	(9.1)
Other direct costs	4,709	5.3	3,268	3.7	1,441	44.1	9,260	5.2	6,310	3.6	2,950	46.8
Total direct costs of revenue	$30,294	34.3	$31,426	36.0	$(1,132)	(3.6)	$60,710	34.2	$62,738	36.1	$(2,028)	(3.2)

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

Labor and overhead costs decreased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a greater portion of engineering and IT labor and associated project management overhead incurred and capitalized related to the EnhancedView program than in the prior year.

Subcontractor expenses decreased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower costs required to support GeoEye-1 in 2012.

Other direct costs of revenue increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in maintenance services and materials related to the delivery of customer systems and equipment in 2012.

Depreciation and Amortization

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Depreciation	$16,958	19.2%	$16,625	19.1%	$333	2.0%	$33,898	19.1%	$32,420	18.7%	$1,478	4.6%
Amortization	798	0.9	867	1.0	(69)	(8.0)	1,597	0.9	1,798	1.0	(201)	(11.2)
Total depreciation and amortization	$17,756	20.1	$17,492	20.1	$264	1.5	$35,495	20.0	$34,218	19.7	$1,277	3.7

Depreciation increased during the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the deployment of several EyeQ system releases and related hardware, as well as depreciation on leasehold improvements and infrastructure related to our Herndon headquarters.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Payroll, commissions, and related costs	$7,463	8.4%	$5,980	6.9%	$1,483	24.8%	$14,368	8.1%	$11,879	6.8%	$2,489	21.0%
Stock-based compensation	1,615	1.8	1,900	2.2	(285)	(15.0)	3,587	2.0	3,740	2.2	(153)	(4.1)
Professional fees	4,271	4.8	2,791	3.2	1,480	53.0	6,663	3.8	5,236	3.0	1,427	27.3
Research and development	839	0.9	664	0.8	175	26.4	1,588	0.9	1,227	0.7	361	29.4
Other	4,031	4.6	3,361	3.9	670	19.9	7,441	4.2	7,008	4.0	433	6.2
Total selling, general and administrative expenses	$18,219	20.6	$14,696	16.9	$3,523	24.0	$33,647	18.9	$29,090	16.7	$4,557	15.7

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

Total selling, general and administrative expenses increased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily as a result of increased labor and related costs from additional headcount associated with increased marketing efforts as well as professional fees related to transaction costs related to the Merger Agreement with DigitalGlobe.

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows:

	For the Three Months Ended June 30,				Change Between		For the Six Months Ended June 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Interest expense	$13,374	15.1%	$13,273	15.2%	$101	0.8%	$26,721	15.0%	$26,522	15.3%	$199	0.8%
Capitalized interest	(13,374)	(15.1)	(10,614)	(12.2)	(2,760)	(26.0)	(26,720)	(15.0)	(19,206)	(11.0)	(7,514)	(39.1)
Interest income	(1,307)	(1.5)	(55)	(0.1)	(1,252)	(2,276.4)	(1,361)	(0.8)	(189)	(0.1)	(1,172)	(620.1)
Total interest (income) expense, net	$(1,307)	(1.5)	$2,604	3.0	$(3,911)	(150.2)	$(1,360)	(0.8)	$7,127	4.1	$(8,487)	(119.1)

Interest (income) expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount, offset by capitalized interest and interest income.

We had interest income during the three and six months ended June 30, 2012, compared to interest expense for the three and six months ended June 30, 2011, due to cash interest received primarily related to federal income tax refunded to us during the quarter, as well as increased capitalized interest associated with the additional construction costs incurred for the GeoEye-2 satellite during 2012.

Provision for Income Taxes

The Company’s effective tax rate was 39.3 percent and 36.9 percent for the six months ended June 30, 2012 and 2011, respectively. Income tax expense was $19.3 million and $15.0 million for the six months ended June 30, 2012 and 2011, respectively, and was $9.3 million and $7.6 million for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate has increased over the prior year due to the expiration of the research and development credit on December 31, 2011. The Company’s effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

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

The use of Adjusted EBITDA as an analytical tool has limitations, and it should not be considered in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

×	It does not reflect our cash expenditures, or future requirements, for all contractual commitments;

×	It does not reflect our significant interest expense, or the cash requirements necessary to service our indebtedness;

×	It does not reflect cash requirements for the payment of income taxes when due;

×
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and,

×
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

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended , June 30		Change Between	For the Six Months EndedJune 30,		Change Between
	2012	2011	2012 and 2011	2012	2011	2012 and 2011
	(in thousands)			(in thousands)
Net income	$14,091	$13,409	$682	$29,847	$25,656	$4,191
Adjustments:
Interest (income) expense, net	(1,307)	2,604	(3,911)	(1,360)	7,127	(8,487)
Provision for income taxes	9,341	7,579	1,762	19,338	15,003	4,335
Depreciation and amortization	17,756	17,492	264	35,495	34,218	1,277
Transaction Costs	2,376	-	2,376	2,376	-	2,376
Non-cash stock-based compensation expense	2,435	2,892	(457)	5,176	5,737	(561)
Adjusted EBITDA	$44,692	$43,976	$716	$90,872	$87,741	$3,131

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents and short-term investments. Our primary cash needs are for capital expenditures, working capital and debt service.

We believe that the combination of our current cash position along with expected cash flow from operations should provide  sufficient resources to meet our operating requirements through the next twelve months and to fund the construction and launch of GeoEye-2. However, our ability to continue to be profitable and generate positive cash flow from our operations beyond that period is dependent upon adequate U.S. Government and other customer demand for our products and services.

The EnhancedView agreement with the NGA was signed in August 2010.  The Company has been notified by the NGA that, due to funding shortfalls, it will not exercise the full year of the EnhancedView SLA option for the Contract Year September 1, 2012, through August 31, 2013. Instead, the NGA has proposed a three-month option which the NGA intends to exercise providing for service revenue to the Company from September 1, 2012, through November 30, 2012, of $39.75 million, and a further nine-month option for the remainder of the Contract Year through August 31, 2013, providing for service revenue to the Company, based upon the availability of funding of $119.25 million. We cannot assure you that the U.S. government will continue to purchase earth imagery or other services from us at similar levels or similar terms.

Additionally, the Company has been notified by the NGA that the U.S Government does not intend to obligate any incremental funding above what was already been funded towards our $337.0 million GeoEye-2 cost-share. To date, the NGA has obligated $181.0 million on this contract to cover the cost-share payments, of which $111.2 million was paid to us in June 2012 and the balance of approximately $70.0 million is expected to be paid to us upon meeting the appropriate NGA milestones. The NGA has expressed an interest in restructuring the agreement to modify the specific milestones in which the remaining obligated funds will be paid to us.  The parties are currently negotiating the terms of any such modification to the contract.

All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause.  NGA programs, including the EnhancedView program, the SLA, as well as other unrelated work, accounted for approximately 55% of our consolidated revenue for both the three and six months ended June 30, 2012. If the U.S. government were not to renew or extend our contract at similar levels or similar terms, we believe we would be able to maintain operations and continue to fund GeoEye-2 with existing cash and cash equivalents for the next twelve months. Further, notwithstanding the possibility that our EnhancedView SLA may not be renewed, we believe that the U.S. government will require earth imagery and possibly other services commencing with the U.S. government fiscal year starting October 1, 2012. The Pentagon recently indicated its needs for commercial imagery were expected to be twice as large in 2015 as in 2011. We will have opportunities to offer such imagery and services at reasonable terms. Additionally, to the extent capacity becomes available on our satellites due to lower U.S. government demand, we intend to make that capacity available to commercial and international customers at terms attractive to us.

Cash Flow Items

As of June 30, 2012, we had $230.9 million of cash and cash equivalents and $8.6 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $200.5 million and $85.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $115.2 million in the six months ended June 30, 2012, compared to the same period in 2011, was primarily related to the $111.2 million cost-share payment received from the NGA for our achievement of certain milestones in the construction of GeoEye-2, as well as improved operating performance generating greater income during the current year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $156.6 million and $130.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $26.0 million for cash used in investing activities is primarily driven by the greater redemptions of short-term investments in the six months ended June 30, 2011 compared to June 30, 2012, of $35.0 million. Capital expenditures remained consistent with the same period in 2011, as we continue the construction of GeoEye-2. As of June 30, 2012, we have incurred total capitalized costs of $718.3 million for the EnhancedView program, primarily consisting of costs for the construction of GeoEye-2.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.7 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $0.4 million in the six months ended June 30, 2012, compared to the same period in 2011 was primarily related to a decrease in the proceeds from the exercise of stock options in 2012.

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

As of June 30, 2012, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of outstanding issue discount of $12.4 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of June 30, 2012, we were in compliance with all covenants associated with each of our borrowings.

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

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 10 percent as of June 30, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended June 30, 2012 and 2011, and $2.0 million during the six months ended June 30, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011.

Contracted Backlog

We have historically had and currently have a substantial contracted backlog. Backlog increases the visibility of our revenues and net cash provided by operating activities. The following table represents our estimated backlog as of June 30, 2012.

Backlog to be recognized as revenue:	Contract Backlog			Funded and Unfunded Backlog
	Less than 1 year	Thereafter	Total	Funded	Unfunded	Total
	(in millions)
EnhancedView SLA	$150.0	$2,360.2	$2,510.2	$24.3	$2,485.9	$2,510.2
EnhancedView cost-share amortization	-	181.0	181.0	181.0	-	181.0
NextView cost-share amortization	24.2	111.8	136.0	136.0	-	136.0
Other U.S. government	32.0	675.7	707.7	73.0	634.7	707.7
Total U.S. government	206.2	3,328.7	3,534.9	414.3	3,120.6	3,534.9
International	48.4	13.2	61.6	61.6	-	61.6
North American commercial	27.3	39.1	66.4	66.4	-	66.4
Total Backlog	$281.9	$3,381.0	$3,662.9	$542.3	$3,120.6	$3,662.9

Total contract backlog includes all contractual commitments, the amounts that could be awarded and funded under these contracts and the amount of future option periods under these contract awards that could be exercised and funded, in whole or in part. Of our contract backlog as of June 30, 2012, we could realize as revenue $281.9 million within one year and the balance of $3.38 billion in future periods, subject to funding and contract performance. Of our contract backlog as of June 30, 2012, $542.3 million is currently funded; the remaining balance of $3.1 billion represents the value of our current contracts, including their unexercised option years, which could be exercised or funded, in whole or in part, in future periods.

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

In addition, as part of the EnhancedView agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The GeoEye-2 cost share payments are included in the backlog table and will be paid to the Company upon completion of the performance milestones.  The cost share payments will be recorded as deferred revenue until full acceptance by the NGA, and upon acceptance, the revenues will be recognized over the expected operational life of the satellite. In June 2012, the Company was notified by the NGA that its funding of the cost share will be limited to $181.0 million, as reflected in the table above, the amount already obligated under the cost share agreement.  Also in June 2012, the NGA paid to us $111.2 million, the first milestone of the GeoEye-2 cost share payments. The remaining balance of approximately $70.0 million will be paid upon completion of remaining performance milestones.   The NGA has expressed an interest in restructuring the agreement to modify the specific milestones in which the remaining obligated funds will be paid to us.  The parties are currently negotiating the terms of any such modification to the contract.

The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. On October 4, 2011, the Company entered into an amendment to the EnhancedView SLA with the NGA exercising the first renewal option year which extended the SLA performance period through August 31, 2012. As of June 30, 2012, the amount of the SLA currently funded was $24.3 million.

On June 22, 2012, we were notified by the NGA that, due to funding shortfalls, it will not exercise the full year Enhanced View SLA option for the Contract Year September 1, 2012 through August 31, 2013. Instead, the NGA has proposed a three-month option which the NGA intends to exercise providing for service revenue to the Company from September 1, 2012 through November 30, 2012 of $37.5 million and $2.25 million for SLA and web hosting services, respectively, or a total $39.75 million, and a further nine-month option for the remainder of the Contract Year through August 31, 2013 providing for service revenue to the Company, based upon the availability of funding of $119.25 million. Assuming the Company agrees to this proposal and the NGA exercises both options, total service revenue to the Company for the full Contract Year would be $159.0 million. There can be no assurances, however, that funding will be available to the NGA to exercise both options as proposed.  Though we believe the U.S. government will continue to need to purchase imagery from us to meet defense intelligence needs, it is uncertain funding for the SLA will continue after August 31, 2012 at current levels or at any level.

Backlog Risks

Most of our government contracts, including the EnhancedView program, are funded incrementally on a month-to-month or year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Due to the federal budgetary problems arising from the economic recession, the U.S. government has continued to deliberate broad reductions in expenditures including possible reductions to expenditures on commercial satellite imagery. This has currently impacted the contract year September 1, 2012 through August 31, 2013 under the EnhancedView program, as noted above, and may have an impact on future contract years under this program. The U.S. government drives a substantial portion of commercial imaging demand and our revenues, including EnhancedView. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which would result in a reduction in our backlog. At this time, the U.S. government’s ongoing budget process is underway and the amounts of any funding reductions to EnhancedView beyond August 31, 2012 are still unknown. As a result, these backlog amounts may and will fluctuate and may not be a reliable indicator of future revenues.

Risks associated with our business and government contracts include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 13, 2012, or 2011 Annual Report, or in our quarterly reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

Capital Expenditures

For the three and six months ended June 30, 2012, our capital expenditures included $96.3 million and $146.5 million for satellites and ground systems and $7.4 million and $13.3 million for property, plant and equipment, respectively.

We currently expect that total capital expenditures for 2012 will be approximately $320.0 million, of which $282.0 million would be related to our continued construction of GeoEye-2 and related infrastructure under the EnhancedView program, including $52.0 million of capitalized interest. We expect to incur the remaining $38.0 million of capital expenditures for other operating equipment infrastructure. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities, which includes the $111.2 million EnhancedView cost-share payment that we received during the second quarter of 2012.

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

Total rental expense under operating leases for the three months ended June 30, 2012 and 2011 was $1.2 million and $0.9 million, respectively, and for each of the six months ended June 30, 2012 and 2011 was approximately $2.4 million.

Contingencies

GeoEye, from time to time, may be party to various lawsuits, legal proceedings and claims arising in the normal course of business. Nevertheless, the Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse impact on the Company’s financial results, liquidity or operations.

Critical Accounting Policies

The foregoing discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

During the three months ended June 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new guidance we recently adopted for the presentation of comprehensive income.

Recent Accounting Pronouncements

See Note 1 of our Notes To Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our condensed consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of June 30, 2012, is fixed-rate. At June 30, 2012, the estimated fair value of our long-term debt instruments was approximately $541.5 million, compared with a carrying value of $512.6 million, net of a $12.4 million unamortized discount on our $400.0 million 2015 Notes. While changes in interest rates impact the fair value of our debt, the interest rates are fixed and changes in market rate will not impact our earnings and cash flows. Additionally, the Merger Agreement contemplates the repayment of all of our debt. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure related to our foreign subsidiaries in Asia and Netherlands.

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As discussed above, we have entered into the Merger Agreement with DigitalGlobe. Two putative stockholder lawsuits styled as class actions have been filed against us and our Board of Directors challenging our proposed merger with DigitalGlobe (The lawsuit also names DigitalGlobe has a defendant). The lawsuits are as follows:

Plaintiff	Defendants	Court	Date Filed
Dan Behnke
GeoEye, Inc., James A Abrahamson, Matt O’Connell, Joseph M. Ahearn, Michael P.C. Carns, Martin C. Faga. Michael F. Horn, Sr., Lawrence A. Hough, Roberta E. Lenczowski, James M. Simon, Jr., Robert G. Warden, DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., and WorldView, LLC
		United States District Court – Eastern District of Virginia	July 26, 2012
James Crow
James A Abrahamson, Joseph M. Ahearn, Michael P.C. Carns, Martin C. Faga. Michael F. Horn, Sr., Lawrence A. Hough, Roberta E. Lenczowski, Matt O’Connell, James M. Simon, Jr., Robert G. Warden, GeoEye, Inc., DigitalGlobe, Inc., 20/20 Acquisition Sub, Inc., and WorldView, LLC
		United States District Court – Eastern District of Virginia	July 30, 2012

The lawsuits generally allege that the members of our board of directors, aided and abetted by us, and DigitalGlobe, breached their fiduciary duties to our stockholders by entering into the Merger Agreement for merger consideration plaintiff claims is inadequate and pursuant to a process plaintiff claims to be flawed. The lawsuits seek, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms or to rescind the Merger to the extent already implemented, as well as damages, expenses, and attorneys’ fees. We believe these suits are without merit and we intend to vigorously defend against such claims. There may be additional lawsuits of a similar nature.

In the normal course of business, we may be party to other various lawsuits, legal proceedings and claims arising out of our business. We believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 1A.	Risk Factors.

The risks described below, among others, could cause our actual operating results to differ materially from those indicated or suggested by our past performance and current financial condition as reported in this Form 10-Q, as well as by forward-looking statements made in our Annual Report on Form 10-K for the year ended December 31, 2011 or in our quarterly reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012, or presented elsewhere by management from time to time.  We identify risks in four broad areas: contracts, operations, competition and markets, and capital structure and strategy.

Risks Related To Our Contracts

Our business is substantially dependent on U.S. government contracts.  On June 22, 2012 we were notified by the NGA that it will not be exercising the full year option for the contract year commencing September 1, 2012, under the EnhancedView SLA, our most significant contract. This failure to exercise the option will have an immediate and material adverse effect on our business, financial condition and results of operations.

Revenues from U.S. government contracts accounted for 64 percent of our total revenues for the year ended December 31, 2011, and 69 percent and 67 percent of our total revenues for the three and six months ended June 30, 2012 respectively. Our contracts with U.S. government agencies are subject to risks of termination, with or without cause, or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various government agencies. Our primary contract with the U.S. government, through the NGA, is the EnhancedView SLA, which was awarded and authorized on August 6, 2010. During the calendar year 2011 we recognized $147.0 million of revenue under the Enhanced View SLA, which accounted for approximately 41 percent of our revenue that year. During the three and six months of 2012, we recognized $37.8 million and $75.3 million of revenue, respectively, under the EnhancedView SLA, representing 43 percent and 42 percent of our revenue, respectively. NGA has advised us that due to funding shortfalls, it does not intend to renew our annual EnhancedView SLA commencing September 1, 2012.

The EnhancedView SLA was structured as a one-year agreement, with nine one-year renewal options, exercisable at the NGA’s option.  In October 2011, the NGA exercised its first renewal option under the contract. This contract amendment extended the EnhancedView SLA for an 11-month period beginning October 5, 2011 and ending August 31, 2012.

On June 22, 2012 we were notified by letter that, due to funding shortfalls, NGA will not exercise the full year EnhancedView SLA option for the contract year commencing September 1, 2012. NGA has proposed modifying the EnhancedView SLA by which it may exercise a three month option commencing September 1, 2012, and a further nine-month option for the remainder of the Contract Year through August 31, 2013, depending on availability of funding of the EnhancedView program. Failure of the NGA to renew any of these options would result in no revenue generated by us under the EnhancedView SLA, and would have an immediate and material adverse effect on our business, financial condition and results.

Although we anticipate some revenue under the EnhancedView program commencing September 1, 2012, we make no assurances as to the amount of revenue we may obtain or that the revenue we do recognize will be sufficient to cover our operating costs. Loss of revenue from the U.S. government will make us much more dependent on revenue from commercial and international customers, which is difficult to forecast and subject to substantial uncertainty.

We have been notified that NGA is reducing our cost share agreement for the development and launch of GeoEye-2.

As part of the EnhancedView award, we entered into a cost-share agreement with the NGA that contemplated approximately $337.0 million of funding for the development and launch of GeoEye-2; this amount represented approximately 42 percent of our expected GeoEye-2 development and launch expense. To date we have received $111.2 million toward such funding, and we anticipate receiving $70.0 million in additional cost-share funding from the NGA, though the timing of such additional funding is uncertain and may depend on modifications to our cost-share agreement as well as further development of GeoEye-2.

On June 22, 2012 we were notified by NGA by letter that due to funding shortfalls for the EnhancedView program, it will not make further cost-share payments to us for the development of GeoEye-2 beyond the approximately $70.0 million we anticipate to receive sometime in the future.  This means that NGA’s total cost-share contribution will not exceed $181.0 million, or approximately 23 percent of the total original estimated costs for GeoEye-2 development and launch expense, substantially less than we had forecasted.  Although we intend to complete GeoEye-2 on schedule, the loss of forecasted cost-share revenue for GeoEye-2 will adversely affect our ability to fund and finance future satellite development after GeoEye 2 as additions to or replacements of our current satellites.

A substantial portion of our revenues are generated from contracts with U.S. government agencies, particularly the NGA, that are subject to annual renewal and Congressional appropriations. A failure or delay by Congress to make appropriations to the NGA or other U.S. government agencies could materially reduce our revenue and have a material adverse effect on our business.

Although our NGA contracts generally involve fixed annual minimum commitments, such commitments are subject to annual Congressional appropriations and, as a result, the NGA may not continue to fund these contracts at current or anticipated levels. If the NGA terminates, significantly reduces in scope or suspends any of its contracts with us, or changes its policies, priorities or funding levels, these actions will have a material and adverse effect on our business, financial condition and results of operations.

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

Our substantial dependence on U.S. government contracts requires us to meet critical performance requirements in our operations. Any failure on our part to meet those requirements could result in termination of one or more of our contracts.

Our contracts with the U.S. government set forth detailed performance requirements and specifications for the imagery and services that we provided under those contracts.  Failure to meet those requirements and specifications may result in a delay in recognition of revenue from the U.S. government, and could result in the termination of one or more contract for material breach.  Though we believe we maintain quality systems and controls to meet all contractual requirements, any breach on our part that results in termination of or delay in revenue under a significant contract, including our EnhancedView SLA, could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to our Operations

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

Despite our dedicated team of security professionals as well as the implementation and continued upgrading of security measures, our network infrastructure may be vulnerable to computer viruses, unauthorized third-party access or other problems caused by third parties, which could lead to interruptions, delays or suspension of our operations, loss of imagery from our global imagery library and the loss or compromise of technical information or customer information. Inappropriate use of the Internet by third parties, including attempts to gain unauthorized access to information or systems—commonly known as “cracking” or “hacking”—could also potentially jeopardize the overall security of our systems and could deter certain customers from doing business with us. If a breach involves information subject to breach disclosure laws (such as certain personally identifiable information), we may be required to publicly disclose the breach, which may deter customers from dealing with us and/or expose us to material notification expenses. In addition, a security breach that involved classified or other sensitive government information, or certain controlled technical information, could subject us to civil or criminal penalties, and could result in loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

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

Replacing a satellite is expensive. We are currently building GeoEye-2, which we expect to be operational in 2013. We expect to use $111.2 million, the first installment of the federal government cost-share funds, as well as other current cash balances and funds generated from operations, to develop and launch GeoEye-2. If our cost-share agreement with the NGA is terminated by the NGA, or if Congress fails to make appropriations to fund payments by the NGA under this cost-share agreement, we will have to seek additional financing from outside sources, which we may be unable to obtain on terms we find acceptable. If we do not generate sufficient funds from operations and we cannot obtain financing from outside sources on favorable terms, we will not be able to deploy a new satellite to replace GeoEye-1 at the end of its expected operational life. We cannot assure investors that we will be able to generate sufficient funds from operations or be able to raise additional capital on acceptable terms or on a timely basis, if at all, to develop or deploy follow-on high-resolution satellites.

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

Risks Related to Competition and Markets

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

For the year ended December 31, 2011, approximately 26 percent of our total revenues were derived from international sales. We intend to continue to pursue international contracts, and we expect to continue to derive substantial revenues from international sales of our products and services. International operations are subject to certain risks, such as:

·	Changes in domestic and foreign governmental regulations and licensing requirements;

·	Deterioration of relations between the United States and a particular foreign country;

·	Increases in tariffs and taxes and other trade barriers;

·
Changes in political and economic stability, including fluctuations in the value of foreign currencies, which may make payment in U.S. dollars, as provided for under our existing contracts, more expensive for foreign customers; and

·	Difficulties in obtaining or enforcing judgments in foreign jurisdictions.

These risks are beyond our control and could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Our Capital Structure and Strategy

Our Merger Agreement with DigitalGlobe, Inc. is subject to certain conditions beyond our control.

On July 22, 2012 we entered into an Agreement and Plan of Merger with DigitalGlobe, Inc. under which our stockholders are to receive newly issued shares of DigitalGlobe common stock and cash (and, for our preferred holders, DigitalGlobe preferred stock and cash) in exchange for their shares in GeoEye. Consummation of the Merger is subject to certain conditions beyond our control, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 12976, consent of the Federal Communications Commission, no pending temporary restraining order or preliminary or final injunction, receipt of certain tax opinions and the approval of the stockholders of both GeoEye and DigitalGlobe.  DigitalGlobe also has a right to terminate the Agreement based upon receipt by it of a superior proposal (as defined in the Merger Agreement) or other intervening event beyond our control prior to approval of the merger by its stockholders.  If the Merger is not consummated there could be an adverse effect on the market price for our common stock.

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

The current economic situation could affect our customers, causing them to fail to meet obligations to us, which could have a material adverse effect on our revenue, results of operations and cash flows. A continued economic downturn coupled with the uncertainty and volatility of the global financial crisis may have a further adverse effect on our business and our consolidated financial condition, results of operations and cash flows that we currently cannot predict or anticipate. The uncertainty about future economic conditions also makes it more challenging for us to forecast our operation results, make business decisions, and identify and prioritize the risks that may affect our business, our business operations, financial condition and financial results.Our effective income tax rate may vary.

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

We have a substantial amount of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

·	limits our ability to borrow additional funds;

·	limits our ability to pay dividends;

·	limits our flexibility in planning for, or reacting to, changes in our business and our industry;

·	increases our vulnerability to general adverse economic and industry conditions;

·	limits our ability to make strategic acquisitions;

·
requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

·	places us at a competitive disadvantage compared to competitors that have less debt.

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

Item 6.	Exhibits.

(a)	Exhibits:

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 22, 2012, by and among GeoEye, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and DigitalGlobe, Inc.	8-K	001-33015	2.1	7/23/2012

2.2	Voting Agreement, dated as of July 22, 2012, by and between GeoEye, Inc. and General Howell M. Estes III	8-K	001-33015	2.2	7/23/2012

2.3	Voting Agreement, dated as of July 22, 2012, by and between GeoEye, Inc. and Jeffrey R. Tarr	8-K	001-33015	2.3	7/23/2012

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.4	Voting Agreement, dated as of July 22, 2012, by and between GeoEye, Inc. and Morgan Stanley Principal Investments, Inc.	8-K	001-33015	2.4	7/23/2012

10.1	Amendment to Standstill Agreement, dated as of June 5, 2012, by and between the Company and Cerberus Capital Management, L.P.	8-K/A	001-33015	10.1	6/11/2012

31.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.
The following financial information from GeoEye, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text
X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

Date: August 7, 2012	/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

Date: August 7, 2012	/s/ Joseph F. Greeves
Joseph F. Greeves
Executive Vice President and Chief Financial Officer

Date: August 7, 2012	/s/ Jeanine J. Montgomery
Jeanine J. Montgomery
Vice President, Accounting and Corporate Controller