Form 10-Q
period 2012-09-30
GeoEye, Inc.
filed 2012-11-06
CIK 1040570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of GeoEye’s common stock, par value $0.01, or the Common Stock, as of November 2, 2012 was 22,557,695 shares.

In this Quarterly Report on Form 10-Q, or Quarterly Report, “GeoEye,” the “Company,” “we,” “our,” and “us” refer to GeoEye, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: GEOEYE®; IKONOS®; ORBIMAGE®; ORBVIEW®; ROADTRACKER®; GEOEYE FOUNDATIONtm; GEOPROFESSIONALtm; GEOSTEREOtm; GEOFUSEtm; EYEQtm; EYEONtm; SEASTARtm; SEASTAR FISHERIES INFORMATION SERVICEsm; MARINE INFORMATION SERVICEsm; MASTERCASTtm; OCEAN MONITORING SERVICEsm; ORBBUOYtm; ORBMAPtm; TRUSTED IMAGERY EXPERTStm; VESSEL TRACKINGtm; ELEVATING INSIGHTtm; GEOEYE ANALYTICStm; EARTHWHEREtm; SIGNATURE ANALYSTtm; GEOEYE 3D AIRPORTtm; GEOEYE 3D HARBORtm; GEOTRACKERtm; and HUMAN GEOGRAPHY INFORMATION SURVEYtm

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GEOEYE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$220,860	$188,738
Short-term investments	8,500	9,220
Accounts receivable - trade and unbilled receivables (net of allowances: 2012 - $632; 2011 - $718)	44,973	39,917
Income tax receivable	2,748	19,645
Restricted cash	3,952	4,207
Current deferred tax assets	2,148	2,148
Prepaid expenses and other current assets	11,360	14,805
Total current assets	294,541	278,680
Property, plant and equipment, net	56,857	48,065
Satellites and related ground systems, net	1,070,795	913,454
Goodwill	67,945	68,130
Intangible assets (net of accumulated amortization: 2012 - $20,030; 2011 - $17,634)	8,130	10,526
Non-current restricted cash	3,915	6,875
Other non-current assets	11,051	8,855
Total assets	$1,513,234	$1,334,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,240	$58,510
Current portion of deferred revenue	67,322	53,433
Total current liabilities	130,562	111,943
Long-term debt	513,379	511,019
Long-term deferred revenue, net of current portion	220,869	131,968
Deferred tax liabilities	89,748	64,694
Other non-current liabilities	7,879	7,674
Total liabilities	962,437	827,298
Commitments and contingencies	-	-
Stockholders’ equity:
Series A convertible preferred stock	1	1
Series B junior participating preferred stock	-	-
Common stock	226	222
Additional paid-in capital	386,259	379,154
Retained earnings	164,311	127,910
Total stockholders’ equity	550,797	507,287
Total liabilities and stockholders’ equity	$1,513,234	$1,334,585

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$87,109	$85,769	$264,786	$259,601

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,227	28,508	91,937	91,246
Depreciation and amortization	17,860	17,986	53,355	52,204
Selling, general and administrative	22,822	15,516	56,469	44,606
Total operating expenses	71,909	62,010	201,761	188,056
Income from operations	15,200	23,759	63,025	71,545
Interest income (expense), net	22	(1,122)	1,382	(8,249)
Income before provision for income taxes	15,222	22,637	64,407	63,296
Provision for income taxes	(5,666)	(8,549)	(25,004)	(23,552)
Net income	9,556	14,088	39,403	39,744
Preferred stock dividends	(1,007)	(1,008)	(3,002)	(2,992)
Net income less preferred stock dividends	8,549	13,080	36,401	36,752
Income allocated to participating securities	(912)	(1,416)	(3,902)	(3,984)
Net income available to common stockholders	$7,637	$11,664	$32,499	$32,768

Earnings per share:
Basic	$0.34	$0.53	$1.45	$1.48
Diluted	$0.33	$0.51	$1.43	$1.44

Shares used to compute basic earnings per share	22,519	22,147	22,392	22,107
Shares used to compute diluted earnings per share	22,845	22,789	22,799	22,767

Other comprehensive income (loss):
Foreign currency translation adjustments	$(141)	$105	$(188)	$45
Income tax benefit/(provision) related to items of other comprehensive income	58	(40)	75	(17)
Other comprehensive income (loss), net of tax	(83)	65	(113)	28

Comprehensive income	9,473	14,153	39,290	39,772
Preferred stock dividends	(1,007)	(1,008)	(3,002)	(2,992)
Comprehensive income less preferred stock dividends	8,466	13,145	36,288	36,780
Comprehensive income allocated to participating securities	(903)	(1,423)	(3,890)	(3,987)
Comprehensive income available to common stockholders	$7,563	$11,722	$32,398	$32,793

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$39,403	$39,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,355	52,204
Non-cash recognition of deferred revenue	(25,602)	(24,880)
Non-cash amortization of deferred costs	2,797	2,667
Amortization of debt discount and issuance costs	-	2,845
Gains, impairments and other	174	1,250
Deferred income taxes	25,004	23,533
Stock-based compensation	7,219	7,665
Changes in deferred revenue	128,392	5,277
Changes in assets and other liabilities	7,368	23,397
Net cash provided by operating activities	238,110	133,702
Cash flows from investing activities:
Capital expenditures	(207,717)	(246,864)
Proceeds from sale of property, plant and equipment	3,145	-
Investment purchase	(500)	-
Redemptions of short-term investments	720	40,780
Adjustment for SPADAC acquisition	-	319
Net cash used in investing activities	(204,352)	(205,765)
Cash flows from financing activities:
Prepaid financing costs	-	(118)
Preferred stock dividend payments	(3,002)	(2,992)
Proceeds from exercise of stock options and other	1,366	1,268
Net cash used in financing activities	(1,636)	(1,842)
Net increase (decrease) in cash and cash equivalents	32,122	(73,905)
Cash and cash equivalents, beginning of period	188,738	283,233
Cash and cash equivalents, end of period	$220,860	$209,328

Supplemental disclosures of cash flow information:
Income taxes paid	$521	$31
Non-cash surrender of common stock to cover employees' minimum tax liability	(2,240)	(1,302)
Non-cash preferred stock dividend accrual	1,007	1,008
Conversion of note receivable to cost-method investment	1,500	-
Non-cash consideration on customer transaction	-	1,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

GEOEYE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General Information

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

On July 22, 2012, GeoEye entered into an agreement and plan of merger, the Merger Agreement, with DigitalGlobe, Inc., pursuant to which GeoEye will be merged with and into DigitalGlobe, Inc. On August 30, 2012, GeoEye entered into an amendment to this Merger Agreement, which removes the reference to a requirement that the DigitalGlobe stockholders approve the assumption of GeoEye stock plans and the issuance of DigitalGlobe common stock thereunder, because there is no obligation to seek such approval pursuant to such plans, applicable law or stock exchange requirements. On October 30, 2012, we filed a Proxy Statement announcing a special meeting of GeoEye Stockholders to approve the adoption of such Merger Agreement.

Pursuant to the Merger Agreement and upon the terms and subject to the conditions described therein, at the time the merger becomes effective, (A) each issued and outstanding share of common stock, par value $0.01 per share, of GeoEye, or Company Common Stock will be converted into the right to receive either (i) with respect to which an election to receive a combination of stock and cash consideration has been effectively made, the combination, or Mixed Consideration of (x) $4.10 in cash and (y) 1.137 shares of common stock, par value $0.001 per share, of DigitalGlobe, or DigitalGlobe Common Stock, (ii) with respect to which an election to receive all cash consideration has been effectively made, $20.27 in cash without interest (subject to proration) or (iii) with respect to which an election to receive all stock consideration has been effectively made, 1.425 shares of DigitalGlobe Common Stock (subject to proration) and (B) each issued and outstanding share of Series A Convertible Preferred Stock of GeoEye, or Company Preferred Stock, will be converted into the right to receive (i) 1.000 shares of a newly-designated series of preferred stock of DigitalGlobe, or DigitalGlobe Preferred Stock, and (ii) $4.10 in cash for each share of Company Common Stock into which such share of Company Preferred Stock is convertible immediately prior to the Effective Time. If a holder of Company Common Stock does not make an election as set forth above, such stockholder will receive Mixed Consideration.

The Merger Agreement contemplates the repayment of all the Company’s outstanding debt (including the 8.625 percent Senior Secured Notes due 2016 and the 9.625 percent Senior Secured Notes due 2015).

The consummation of this merger is subject to obtaining the affirmative vote of a majority of the outstanding shares of GeoEye Common Stock approving the merger and a majority of the outstanding shares of DigitalGlobe Common Stock represented at the DigitalGlobe stockholders meeting in person or by proxy approving the issuance of DigitalGlobe Common Stock. The consummation of the merger is also subject to the satisfaction of certain regulatory conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the National Oceanic and Atmospheric Administration and the Federal Communications Commission. On September 21, 2012, GeoEye received a request for additional information from the U.S. Department of Justice. This additional request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. GeoEye is promptly responding to this additional request, and continues to work cooperatively with the U.S. Department of Justice as it conducts its review of the proposed combination.

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

We serve both domestic and international customers with imagery, products and information services. Our principal customers are U.S. government agencies, primarily the National Geospatial-Intelligence Agency, or NGA. For the three and nine months ended September 30, 2012, U.S. government agencies represented approximately 68 percent and 67 percent of our total revenues, respectively. For the three and nine months ended September 30, 2012, the NGA represented approximately 56 percent and 55 percent of our total revenues, respectively. Most of our government contracts are funded incrementally on a year-to-year basis. Our largest government contract, the EnhancedView Service Level Agreement, or EnhancedView SLA (see Note 2), has up to seven additional one-year renewal options, and one nine-month renewal option remaining at September 30, 2012. The NGA has exercised a three month option renewal of the EnhancedView SLA that commenced September 1, 2012.

On October 31, 2012, the Company received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. The nine-month option for the remainder of the contract year through August 31, 2013 would have provided for service revenue to the Company, based upon the availability of funding, of approximately $119.25 million. During the nine months ended September 30, 2012 and 2011, revenue under the EnhancedView SLA accounted for approximately 43 percent and 42 percent, respectively, of our total revenues. The notice from the NGA means that there will be no revenue generated by us under the EnhancedView SLA for GeoEye-1 imagery for the foreseeable future. The Company is materially dependent on the NGA for its business and anticipates such termination will result in a material reduction of our revenues, income and future cash flows. Such circumstances may require the review of related long-lived assets for possible impairment, including our GeoEye-1 satellite, and may result in an impairment of our goodwill. We will complete our required annual goodwill impairment test during the fourth quarter of 2012. We are making efforts to replace the EnhancedView SLA revenues with revenues from new and existing customers. Loss of revenue from the EnhancedView SLA will make us more dependent on revenue from commercial and international customers, which is difficult to forecast.

Basis of Presentation

The condensed consolidated financial statements of GeoEye have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2011, has been prepared without audit. The condensed consolidated balance sheet as of December 31, 2011, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2011. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods presented herein and are of a normal recurring nature.

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

Restricted Cash

The Company is party to irrevocable standby letters of credit, in connection with contracts between GeoEye and third parties, in the ordinary course of business to serve as performance obligation guarantees. As of September 30, 2012, the Company had $7.9 million classified as restricted cash as a result of the irrevocable standby letters of credit. $4.0 million is available within one year and is classified as current, and the remaining $3.9 million is available through 2014.

Investments

We record our investments in debt securities at fair value, and classify these securities as short-term investments on the consolidated balance sheet when the original maturities at purchase are greater than ninety days but less than one year.

The Company’s short-term investments consist of variable rate demand notes.

As of September 30, 2012, and December 31, 2011, we categorized all of our investments as available-for-sale, and all of these outstanding short-term investments mature within one year. Although the variable-rate demand notes have long-term contractual maturity dates of 20 to 30 years, the interest rates reset weekly. Despite the long-term nature of the underlying securities, they are classified as short-term due to our ability to quickly liquidate or put back these securities.

Additionally, the Company holds a minor equity investment in a technology company serving the solar energy industry, which is accounted for as a cost method investment.

Goodwill and Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment annually on October 1 or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. As a result of the acquisition of SPADAC Inc. in December 2010, we determined that a new reporting unit was created. As of September 30, 2012, and December 31, 2011, GeoEye’s reporting units are GeoEye, Inc. and GeoEye Analytics.

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

Revenue is recognized on contracts to provide value-added production services using the percentage-of-completion method. Revenue is recognized under different acceptable alternatives of the percentage-of-completion method depending on the terms of the underlying contract, which include input measures based on costs and efforts expended or output measures based on units of delivery or completion of contractual milestones. Total unbilled accounts receivable were $6.2 million and $6.6 million at September 30, 2012, and December 31, 2011, respectively. Generally, these arrangements are sold on a standalone basis and are not bundled with other product offerings. To the extent that estimated costs of completion are adjusted, revenue and profit recognized from a particular contract will be affected in the period of the adjustment. Anticipated contract losses are recognized as they become known.

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

On August 6, 2010, the NGA originally awarded us a contract under its EnhancedView program. This competitively awarded contract supports the EnhancedView program by providing products and services that will help meet the increasing geospatial intelligence needs of the intelligence community and the Department of Defense

The EnhancedView program award provides for a new satellite imagery delivery SLA with the NGA. The EnhancedView SLA initially provided for continued monthly payments by the NGA for services provided primarily by GeoEye-1 of up to $12.5 million ($150.0 million per year), subject to a maximum reduction of 10 percent in the base year and 15 percent in the option years based on performance metrics. Under the EnhancedView SLA, to the extent that less than $12.5 million is paid by the NGA for any month, the shortfall can be applied to future products and services or used to fund an extension of the contract. The EnhancedView SLA originally provided for payments to increase by an additional $15.3 million per month ($183.6 million per year), also subject to a maximum reduction of 15 percent based on performance metrics when GeoEye-2 becomes operational and meets NGA certification requirements, which we currently expect will occur in 2013. The initial term of the EnhancedView SLA was one year, with nine one-year renewal options exercisable by the NGA. Imagery deliveries under the EnhancedView SLA began on September 1, 2010, and the imagery is collected by the Company’s existing satellite constellation.

On June 22, 2012, we were notified by the NGA that, due to funding shortfalls, it would not exercise the full year EnhancedView SLA option for the Contract Year September 1, 2012 through August 31, 2013. Instead, the NGA proposed a three-month option providing for service revenue to the Company from September 1, 2012, through November 30, 2012, of $37.5 million and $2.25 million for EnhancedView SLA and additional Web hosting services, respectively, or a total of $39.75 million, and a further nine-month option for the remainder of the Contract Year through August 31, 2013. On August 30, 2012, the NGA exercised the three-month renewal option for the EnhancedView SLA, entering into an amendment to the EnhancedView agreement. Pursuant to the amendment, the NGA extended the EnhancedView SLA for the period beginning September 1, 2012 and ending November 30, 2012. The amendment also created a new nine-month renewal option to extend the EnhancedView SLA for the period beginning December 1, 2012, and ending August 31, 2013. On September 14, 2012, the NGA elected to fund our new additional Web hosting services for the two-month period ending November 30, 2012 for a total of $1.5 million.

On October 31, 2012, the Company received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. The nine-month option for the remainder of the contract year through August 31, 2013 would have provided for service revenue to the Company, based upon the availability of funding, of approximately $119.25 million. During the nine months ended September 30, 2012 and 2011, revenue under the EnhancedView SLA accounted for approximately 43 percent and 42 percent, respectively, of our total revenues. The notice from the NGA means that there will be no revenue generated by us under the EnhancedView SLA for GeoEye-1 imagery for the foreseeable future. The Company is materially dependent on the NGA for its business and anticipates such termination will result in a material reduction of our revenues, income and future cash flows. Such circumstances may require the review of related long lived assets for possible impairment, including our GeoEye-1 satellite, and may result in an impairment of our goodwill. We will complete our required annual goodwill impairment test during the fourth quarter of 2012. We are making efforts to replace the EnhancedView SLA revenues with revenues from new and existing customers. Loss of revenue from the EnhancedView SLA will make us more dependent on revenue from commercial and international customers, which is difficult to forecast.

As part of the EnhancedView contract, the NGA initially agreed to contribute 42.1 percent of the cost, up to a maximum of $337.0 million, of the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The GeoEye-2 satellite is currently scheduled for launch in the first half of 2013. The contract provides that the contribution should be made in two cost-share payments: the first payment of $111.2 million when the GeoEye-2 satellite is ready for integration and testing; and the second payment, and balance of the cost-share, when the GeoEye-2 satellite becomes operational and meets NGA certification requirements. To date, the NGA has obligated funding of $181.0 million on this contract to cover these cost-share payments. In June 2012, the Company received the first cost-share payment of $111.2 million, as a result of the Company meeting the NGA’s integration and testing requirements. This $111.2 million cost share payment was initially recorded as deferred revenue and is being recognized as revenue over the expected operational life of the GeoEye-2 satellite.

Additionally on June 22, 2012, we were notified by the NGA that it is electing not to obligate additional funding under the GeoEye-2 cost share agreement. After deducting the $111.2 million payment, which was received by us in June 2012 upon completion of the first payment milestone, there is approximately $70.0 million left in obligated funding on the contract. We are currently negotiating with the NGA to restructure the agreement and modify the specific milestones and remaining funding obligations. There is no guarantee that our negotiations with the NGA in restructuring the agreement will be successful. Further, even if we are successful in our negotiations with the NGA, there is no guarantee that the restructured or modified agreement will be on terms favorable to us. Assuming no additional funds will be obligated by the U.S. government toward the overall cost of construction and launch of GeoEye-2, the NGA will have contributed approximately 23 percent of the total original estimated cost of the GeoEye-2 program, and we will have contributed the rest. We intend to complete the construction and development of GeoEye-2 as planned in 2013.

The EnhancedView program award also provides for value-added products and services and our EyeQ Web Mapping Services to be delivered over the life of the EnhancedView SLA, if requested by the NGA. A portion of this award includes funding for the design and procurement of additional infrastructure to support government operations, which will be initially recorded as deferred revenue and recognized as revenue over the contractual term of the EnhancedView contract.

The EnhancedView program replaced the NextView program, except that GeoEye will continue to fulfill existing NextView value-added product and services orders until such orders are complete. New value-added product and services orders are expected to be placed under the EnhancedView contract. The NextView SLA portion of the NextView program was replaced by the EnhancedView SLA as of September 1, 2010. We recognized $37.5 million and $112.8 million of imagery and other revenue under the EnhancedView SLA during the three and nine months ended September 30, 2012, respectively. We recognized $36.8 million and $109.8 million of imagery and other revenue under the EnhancedView SLA during the three and nine months ended September 30, 2011, respectively. Additionally, during each of the three and nine months ended September 30, 2012 and 2011, we recognized $6.0 million and $18.1 million, respectively, of deferred revenue related to the recognition of the cost-share amounts for the GeoEye-1 satellite from the NextView contract.

(3)	Investments

At September 30, 2012, and December, 31, 2011, GeoEye held short-term investments, all of which are classified as available-for-sale. These investments consist of variable-rate demand notes with costs of $8.5 million and $9.2 million as of September 30, 2012, and December 31, 2011, respectively, which equal their estimated fair values. There were no gross unrecognized gains or losses as of September 30, 2012, or December, 31, 2011.

Additionally, as of September 30, 2012, the Company owns less than a 20 percent interest in a technology company serving the solar energy industry and does not exercise significant influence over the operating or financial decisions. This cost method investment of $1.5 million is included in other non-current assets on the condensed consolidated balance sheet.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land and buildings	$6,715	$7,419
Furniture, computers, equipment and software	58,087	55,294
Leasehold improvements	20,456	19,405
Accumulated depreciation	(42,261)	(36,713)
Subtotal	42,997	45,405
Property, plant and equipment in process	13,860	2,660
Property, plant and equipment, net	$56,857	$48,065

We record property, plant and equipment at cost. We also capitalize certain internal and external software development costs incurred to develop software for internal use. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Property, plant and equipment in process include costs incurred in connection with our Thornton, CO facilities expansion, as well as other additional computer hardware and software costs. During the nine months ended September 30, 2012, we disposed of our facility in Norman, Oklahoma, as well as the assets related to our aerial imagery business.

Depreciation expense related to property, plant and equipment was $3.4 million for each of the three months ended September 30, 2012 and 2011, and $10.2 million and $9.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(5)	Satellites and Related Ground Systems

Satellites and related ground systems consisted of the following at September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Satellites	$412,476	$411,105
Ground systems	89,984	89,984
Accumulated depreciation	(210,030)	(169,281)
Subtotal	292,430	331,808
Satellites and ground systems in process	778,365	581,646
Satellites and related ground systems, net	$1,070,795	$913,454

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

As of September 30, 2012, and December 31, 2011, we have incurred total capitalized costs of $773.6 million and $578.7 million, respectively, related to the Company’s development efforts for EnhancedView, primarily consisting of costs for the development of and construction of GeoEye-2. Included in these costs is capitalized interest of $103.1 million and $63.0 million, as of September 30, 2012, and December 31, 2011, respectively.

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

The Company maintains insurance policies for GeoEye-1 with both full coverage and total-loss-only coverage in compliance with our indentures. As of September 30, 2012, we carried $260.3 million of in-orbit insurance for GeoEye-1, comprised in part by $195.8 million of full coverage to be paid if GeoEye-1’s capabilities become impaired as measured against a set of specifications, which expires on December 1, 2012. We also carry $64.5 million of insurance in the event of a total loss of the satellite, which expires December 1, 2012.

Our IKONOS satellite was fully depreciated in June 2008. The IKONOS satellite is insured for $4.3 million of in-orbit coverage, which expires on December 1, 2012.

Total satellite and related ground systems depreciation expense was $13.6 million and $13.7 million for the three months ended September 30, 2012 and 2011, respectively, and $40.7 million and $40.5 million for the nine months ended September 30, 2012 and 2011, respectively.

(6)	Income Taxes

The Company’s effective tax rate was 39.7 percent before discrete items for the nine months ended September 30, 2012, and 37.2 percent for the nine months ended September 30, 2011. Income tax expense was $5.7 million and $25.0 million, including discrete benefit of $0.6 million, for the three and nine months ended September 30, 2012, respectively. Income tax expense was $8.5 million and $23.6 million for the three and nine months ended September 30, 2011, respectively. The effective tax rate has increased over the prior year primarily due to the expiration of the research and development credit on December 31, 2011. The Company’s effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

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

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$13,403	$13,295	$40,124	$39,817
Capitalized interest	(13,403)	(12,116)	(40,123)	(31,322)
Interest income	(22)	(57)	(1,383)	(246)
Total interest (income) expense, net	$(22)	$1,122	$(1,382)	$8,249

Interest expense for the three and nine months ended September 30, 2012 and 2011, includes interest expense on our 2016 Notes and 2015 Notes, amortized prepaid financing costs and amortization of debt discount. Interest is capitalized on our construction in progress, including our GeoEye-2 satellite and related ground systems. Interest income represents earnings on our cash balances and 2012 includes cash interest received related to federal income tax refunded to us during the year.

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

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 10 percent as of September 30, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended September 30, 2012 and 2011, and $3.0 million during the nine months ended September 30, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of September 30, 2012, and December 31, 2011.

In connection with the February 9, 2012, second amendment to the Stockholder Rights Agreement, the Company entered into a standstill letter agreement with Cerberus Capital Management, L.P. Under the standstill agreement, Cerberus and its affiliates have agreed, subject to certain exceptions, not to take certain actions with respect to the Company during the standstill period of February 9, 2012, through the earliest of certain specified events or June 30, 2013, including, among other things, not to effect or seek to effect any acquisition by the Cerberus parties of beneficial ownership of any securities, assets or businesses of the Company, or any of its subsidiaries if, upon acquisition, the aggregate beneficial ownership of Cerberus parties of beneficial ownership would exceed 29.99 percent of the number of common shares of the Company that are then outstanding, including the shares of the Company’s Series A Convertible Preferred Stock, on an as-converted basis.

On June 5, 2012, the Company entered into an amendment to the standstill letter agreement with Cerberus Capital Management, L.P. dated as of February 9, 2012. Under the Amendment, Cerberus and its affiliates have agreed that, until the earlier of the expiration of the standstill period (June 30, 2013) and the adjournment of the 2013 annual meeting of stockholders of the Company, the Cerberus parties will cause all Series A Preferred Stock or common stock owned by the Cerberus parties to be present for quorum purposes and to vote in favor of any and all directors nominated by the Board of Directors of the Company for election, provided that such nominees include all directors that holders of Series A Preferred Stock are entitled to nominate.

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

The following table provides the fair value of our financial assets and liabilities as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Available-for-sale securities	$8,500	$8,500	$9,220	$9,220
Senior Secured Notes (due 2016)	125,000	137,030	125,000	127,970
Senior Secured Notes (due 2015)	388,379	448,000	386,019	446,560

We classified the above instruments as Level 2 instruments due to the usage of market prices not quoted on active markets and other observable market data.

(10)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable and accrued expenses	$18,947	$18,054
Accrued bonuses, payroll and related benefits	14,507	16,410
Accrued expenses - subcontractors	4,138	10,718
Accrued interest payable	24,641	12,320
Dividends payable	1,007	1,008
Total accounts payable and accrued expenses	$63,240	$58,510

(11)	Stockholders’ Equity

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$9,556	$14,088	$39,403	$39,744
Preferred stock dividends	(1,007)	(1,008)	(3,002)	(2,992)
	8,549	13,080	36,401	36,752
Income allocated to participating securities	(912)	(1,416)	(3,902)	(3,984)
Net income available to common stockholders	$7,637	$11,664	$32,499	$32,768

Denominator:
Weighted average shares outstanding used to compute basic earnings per share	22,519	22,147	22,392	22,107
Dilutive effect of:
Stock options, deferred stock units, restricted stock units, employee stock purchase plan shares and nonvested stock	326	642	407	660
Weighted average shares outstanding and dilutive securities used to compute diluted earnings per share	22,845	22,789	22,799	22,767

For the three months ended September 30, 2012, 2.7 million potential common shares from the conversion of preferred stock and 0.8 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2012, 2.7 million potential common shares from the conversion of preferred stock and 0.9 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

For each of the three and nine months ended September 30, 2011, 2.7 million potential common shares from the conversion of preferred stock and 0.2 million stock options and nonvested stock awards were excluded from the calculation of diluted EPS, as their inclusion would have been anti-dilutive.

Changes in Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2012, consisted of the following (in thousands):

Balance at January 1, 2012	$507,287
Net income for the nine months ended September 30, 2012	39,403
Issuance of common stock	1,366
Surrender of common stock to cover employees' minimum tax liability	(2,240)
Stock-based compensation	8,171
Foreign currency translation adjustment	(188)
Preferred stock dividends	(3,002)
Balance at September 30, 2012	$550,797

(12)	Significant Customer and Geographic Information

The Company operates in a single industry segment, in which it provides imagery, imagery information products and image-processing services to customers around the world.

GeoEye recognized revenue related to contracts with the U.S. government, directly or as a subcontractor, of $58.9 million and $55.6 million for the three months ended September 30, 2012 and 2011, representing 68 percent and 65 percent of total revenues, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized $178.6 million and $174.3 million under its contracts with the U.S. government, respectively, representing 67 percent of total revenues for each respective period. We had no other customers for whom revenues exceeded 10 percent of total revenues during the three or nine months ended September 30, 2012 or 2011.

The Company has two product and service lines: (a) Imagery, including the NextView cost-share, and (b) Production and Other Services.

Total revenues by these lines were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Imagery	$59,746	$63,503	$181,964	$184,060
NextView cost-share	6,038	6,038	18,114	18,114
Production and other services	21,325	16,228	64,708	57,427
Total revenues	$87,109	$85,769	$264,786	$259,601

Total domestic and international revenues were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic	$66,069	$63,698	$199,760	$199,112
International	21,040	22,071	65,026	60,489
Total revenues	$87,109	$85,769	$264,786	$259,601

Our property, plant and equipment and ground systems are primarily held domestically.

(13)	Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2012 (in thousands):

	Payments due by year
	Less than 1 Year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	Thereafter	Total
Long-term debt obligations	$-	$-	$-	$400,000	$125,000	$-	$525,000
Interest payments on long-term debt (1)	49,281	49,281	49,281	49,281	10,781	-	207,905
Operating lease obligations	15,068	18,278	18,531	18,954	6,897	13,454	91,182
Purchase obligations (2)	71,419	840	770	-	-	-	73,029
Total contractual obligations (3)	$135,768	$68,399	$68,582	$468,235	$142,678	$13,454	$897,116

(1)
Represents contractual interest payment obligations on the $400.0 million outstanding principal balance of our 2015 Notes, which bear interest at a rate per annum of 9.625 percent and contractual interest payment obligations on the $125.0 million outstanding principal balance of our 2016 Notes, which bear interest at a rate per annum of 8.625 percent.

(2)
Purchase obligations include all commitments to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding. As of September 30, 2012, purchase obligations include EnhancedView-related commitments, ground systems and communication services.

(3)	Total contractual obligations presented exclude $4.9 million of unrecognized tax benefits, due to uncertainty with respect to the expected timing of associated cash payments.

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

Total rental expense under operating leases for the three months ended September 30, 2012 and 2011, was approximately $1.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2012 and 2011, was approximately $3.4 million and $3.3 million, respectively.

Contingencies

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. The actions were captioned: Behnke v. GeoEye, Inc., et al., No. 1:12-CV-826-CMH-TCB, filed on July 26, 2012; Braendli v. GeoEye, Inc., et al., No. 1:12-CV-841-CMH-TRJ, filed on July 30, 2012; and Crow v. Abrahamson, et al., No. 1:12-CV-842-CMH-TCB, filed on July 30, 2012. On September 7, 2012, the Court ordered the consolidation of the three actions. The consolidated action is captioned: In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB. The Court’s consolidation order provided for, among other things, the appointment of the law firms of Robbins Geller Rudman & Dowd LLP, Levi & Korsinsky LLP and Finkelstein Thompson LLP as members of the Plaintiffs’ Executive Committee of Lead Counsel (“Lead Counsel”) and the setting of the defendants’ response date to the amended complaint as 30 days after its filing. A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein on a classwide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on October 10, 2012. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material to GeoEye.

In the normal course of business, we may be party to other various lawsuits, legal proceedings and claims arising out of our business. We believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

(14)	Subsequent Event

On October 31, 2012, the Company received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. The nine-month option for the remainder of the contract year through August 31, 2013 would have provided for service revenue to the Company, based upon the availability of funding, of approximately $119.25 million. During the nine months ended September 30, 2012 and 2011, revenue under the EnhancedView SLA accounted for approximately 43 percent and 42 percent, respectively, of our total revenues. The notice from the NGA means that there will be no revenue generated by us under the EnhancedView SLA for GeoEye-1 imagery for the foreseeable future. The Company is materially dependent on the NGA for its business and anticipates such termination will result in a material reduction of our revenues, income, and future cash flows. Such circumstances may require the review of related long-lived assets for possible impairment, including our GeoEye-1 satellite, and may also result in an impairment of our goodwill. We will complete our required annual goodwill impairment test during the fourth quarter of 2012. We are making efforts to replace the EnhancedView SLA revenues with revenues from new and existing customers. Loss of revenue from the EnhancedView SLA will make us more dependent on revenue from commercial and international customers, which is difficult to forecast.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements as long as they are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to growth, expected levels of expenditures and statements about future operating results, are forward-looking statements. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 13, 2012, or 2011 Annual Report, and as updated in our quarterly reports on Form 10-Q. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

×	changes or delays in Congressional appropriations or uncertainty as to the completion of the federal budget process;
×	risks related to our U.S. government contracts, including risk of termination, with or without cause, suspensions, and other changes in purchase levels;
×	changes in our revenue backlog or expected revenue backlog for future services;
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

In the three months ended September 30, 2012, total revenue increased to $87.1 million from $85.8 million in 2011, a growth rate of 1.6 percent. Over the same period, net income decreased to $9.6 million from $14.1 million, a decline of 32.2 percent. In addition, Adjusted EBITDA, a non-GAAP measure (see reconciliation on page 26), decreased to $43.4 million from $43.7 million, a decline of 0.5 percent. Adjusted EBITDA for the three months ended September 30, 2012, reflects adjustments for transaction related costs of $8.3 million, all of which relate to our pending merger with DigitalGlobe.

On July 22, 2012, we entered into the Merger Agreement with DigitalGlobe. On August 30, 2012, GeoEye entered into an amendment to this Merger Agreement, which removes the reference to a requirement that the DigitalGlobe stockholders approve the assumption of GeoEye stock plans and the issuance of DigitalGlobe common stock thereunder, because there is no obligation to seek such approval pursuant to such plans, applicable law or stock exchange requirements. On October 30, 2012, we filed a Proxy Statement announcing a special meeting of GeoEye Stockholders to approve the adoption of such Merger Agreement. Our results for the three months ended September 30, 2012, include $8.3 million of transaction costs, primarily professional services, related to the Merger Agreement.

Pursuant to the Merger Agreement and upon the terms and subject to the conditions described therein, at the time the merger becomes effective, (A) each issued and outstanding share of common stock, par value $0.01 per share, of GeoEye, or Company Common Stock will be converted into the right to receive either (i) with respect to which an election to receive a combination of stock and cash consideration has been effectively made, the combination, or Mixed Consideration of (x) $4.10 in cash and (y) 1.137 shares of common stock, par value $0.001 per share, of DigitalGlobe, or DigitalGlobe Common Stock, (ii) with respect to which an election to receive all cash consideration has been effectively made, $20.27 in cash without interest (subject to proration) or (iii) with respect to which an election to receive all stock consideration has been effectively made, 1.425 shares of DigitalGlobe Common Stock (subject to proration) and (B) each issued and outstanding share of Series A Convertible Preferred Stock of GeoEye, or Company Preferred Stock, will be converted into the right to receive (i) 1.000 shares of a newly-designated series of preferred stock of DigitalGlobe, or DigitalGlobe Preferred Stock, and (ii) $4.10 in cash for each share of Company Common Stock into which such share of Company Preferred Stock is convertible immediately prior to the Effective Time. If a holder of Company Common Stock does not make an election as set forth above, such stockholder will receive Mixed Consideration.

The Merger Agreement contemplates the repayment of all the Company’s outstanding debt (including the 8.625 percent Senior Secured Notes due 2016 and the 9.625 percent Senior Secured Notes due 2015).

The consummation of this merger is subject to obtaining the affirmative vote of a majority of the outstanding shares of GeoEye Common Stock approving the merger and a majority of the outstanding shares of DigitalGlobe Common Stock represented at the DigitalGlobe stockholders meeting in person or by proxy approving the issuance of DigitalGlobe Common Stock and assumption of certain Company equity plans in the merger. The consummation of the merger is also subject to the satisfaction of certain regulatory conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the National Oceanic and Atmospheric Administration and the Federal Communications Commission. On September 21, 2012, GeoEye received a request for additional information from the U.S. Department of Justice. This additional request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. GeoEye is promptly responding to this additional request, and continues to work cooperatively with the U.S. Department of Justice as it conducts its review of the proposed combination.

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

Earth Imagery

We offer a wide range of high-resolution satellite imagery that provides our customers archive data and new collection services in four key formats:

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

GeoEye View.  Our GeoEye View product is imagery specifically designed for viewing in Google Earth and Maps. Images are captured by the GeoEye-1 and IKONOS satellites and then orthorectified (terrain-corrected) and mosaicked (blended together) by the experts at GeoEye’s production facility. GeoEye View takes the technical difficulty out of working with imagery datasets and makes loading it into Google Earth and Maps as simple as loading a spreadsheet into Google Documents with the Google Maps Engine and Google Earth Enterprise applications.

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

Results of Operations

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$87,109	100.0%	$85,769	100.0%	$264,786	100.0%	$259,601	100.0%

Operating expenses:
Direct costs of revenue (exclusive of depreciation and amortization)	31,227	35.8	28,508	33.2	91,937	34.7	91,246	35.1
Depreciation and amortization	17,860	20.5	17,986	21.0	53,355	20.2	52,204	20.1
Selling, general and administrative	22,822	26.2	15,516	18.1	56,469	21.3	44,606	17.2
Total operating expenses	71,909	82.5	62,010	72.3	201,761	76.2	188,056	72.4
Income from operations	15,200	17.5	23,759	27.7	63,025	23.8	71,545	27.6
Interest income (expense), net	22	0.0	(1,122)	(1.3)	1,382	0.5	(8,249)	(3.2)
Income before provision for income taxes	15,222	17.5	22,637	26.4	64,407	24.3	63,296	24.4
Provision for income taxes	(5,666)	(6.5)	(8,549)	(10.0)	(25,004)	(9.4)	(23,552)	(9.1)
Net income	9,556	11.0	14,088	16.4	39,403	14.9	39,744	15.3
Preferred stock dividends	(1,007)	(1.2)	(1,008)	(1.1)	(3,002)	(1.2)	(2,992)	(1.2)
Net income less preferred stock dividends	8,549	9.8	13,080	15.3	36,401	13.7	36,752	14.1
Income allocated to participating securities	(912)	(1.0)	(1,416)	(1.7)	(3,902)	(1.4)	(3,984)	(1.5)
Net income available to common stockholders	$7,637	8.8	$11,664	13.6	$32,499	12.3	$32,768	12.6

Revenues

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Imagery	$59,746	68.6%	$63,503	74.0%	$(3,757)	(5.9)%	$181,964	68.7%	$184,060	70.9%	$(2,096)	(1.1)%
NextView cost-share	6,038	6.9	6,038	7.0	-	-	18,114	6.9	18,114	7.0	-	-
Production and other services	21,325	24.5	16,228	19.0	5,097	31.4	64,708	24.4	57,427	22.1	7,281	12.7
Total revenues	$87,109	100.0	$85,769	100.0	$1,340	1.6	$264,786	100.0	$259,601	100.0	$5,185	2.0

Imagery revenues primarily include imagery sales, affiliate access fees, equipment sales and operations and maintenance fees. NextView cost-share revenues are based on the recognition of deferred revenue related to the cost-share amounts from the NGA. Production and other services revenues primarily include revenue from production orders for the NGA and commercial customers, GeoEye Analytics and EyeQ, our Web-based dissemination service.

Imagery revenues decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower levels of orders and deliveries to commercial customers, partially offset by greater international affiliate access fees due to higher contract renewals.

Production and other services revenues increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to the increase in level of production services provided under U.S. government contracts.

Total domestic and international revenues were as follows:

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Domestic	$66,069	75.8%	$63,698	74.3%	$2,371	3.7%	$199,760	75.4%	$199,112	76.7%	$648	0.3%
International	21,040	24.2	22,071	25.7	(1,031)	(4.7)	65,026	24.6	60,489	23.3	4,537	7.5
Total revenues	$87,109	100.0	$85,769	100.0	$1,340	1.6	$264,786	100.0	$259,601	100.0	$5,185	2.0

Domestic revenues include those from the EnhancedView SLA, recognition of deferred revenue related to the NextView cost-share payments from the NGA, commercial imagery sales, sales of value-added products and services and EyeQ, our Web-based dissemination service. International revenues are derived from access fee agreements and ground station operation and maintenance contracts with our international regional affiliate customers, commercial imagery sales and sales of ground stations.

Domestic revenues increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in our value-added production services.

International revenues decreased during the three months ended September 30, 2012, compared to the same period in 2011, primarily due to decreased deliveries made to international resellers. International revenues increased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to an increase in imagery deliveries to international resellers and access fees for international affiliates.

Operating Expenses

Direct Costs of Revenue

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Labor and overhead	$18,044	20.7%	$18,029	21.0%	$15	0.1%	$55,411	20.9%	$58,202	22.4%	$(2,791)	(4.8)%
Subcontractor	6,784	7.8	5,111	6.0	1,673	32.7	18,028	6.8	18,243	7.0	(215)	(1.2)
Satellite insurance	1,389	1.6	1,567	1.8	(178)	(11.4)	4,228	1.6	4,690	1.8	(462)	(9.9)
Other direct costs	5,010	5.7	3,801	4.4	1,209	31.8	14,270	5.4	10,111	3.9	4,159	41.1
Total direct costs of revenue	$31,227	35.8	$28,508	33.2	$2,719	9.5	$91,937	34.7	$91,246	35.1	$691	0.8

Direct costs of revenue include the costs of operating our satellites and related ground systems, labor and ongoing costs related to our operations, maintenance and production contracts and provision of services by GeoEye Analytics. Subcontractor expenses primarily include payments to third parties for support to operate the IKONOS and GeoEye-1 satellites and their related ground systems, and production and GeoEye Analytics contracts. Other direct costs include material costs and fees to support and maintain our satellite program, related ground station equipment, and production contracts.

Labor and overhead costs remained consistent during the three months ended September 30, 2012, compared to the same period in 2011. Labor and overhead costs decreased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to a greater portion of engineering and IT labor and associated project management overhead incurred and capitalized related to the EnhancedView program than in the prior year.

Subcontractor expenses increased during the three months ended September 30, 2012, compared to the same period in 2011, primarily due to increased services related to supporting new ground systems, as well as supporting production and GeoEye Analytic contracts. Subcontractor expenses decreased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to lower overall costs required to support GeoEye-1 in 2012.

Other direct costs of revenue increased during the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to an increase in maintenance services and materials for equipment related to GE-2 and production contracts, as well as increased costs related to fulfilling GeoEye Analytics contracts.

Depreciation and Amortization

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Depreciation	$17,061	19.6%	$17,119	20.0%	$(58)	(0.3)%	$50,959	19.3%	$49,539	19.1%	$1,420	2.9%
Amortization	799	0.9	867	1.0	(68)	(7.8)	2,396	0.9	2,665	1.0	(269)	(10.1)
Total depreciation and amortization	$17,860	20.5	$17,986	21.0	$(126)	(0.7)	$53,355	20.2	$52,204	20.1	$1,151	2.2

Depreciation increased during the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the deployment of several EyeQ system releases and related hardware, as well as depreciation on leasehold improvements and infrastructure related to our Herndon headquarters.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Payroll, commissions, and related costs	$5,329	6.1%	$6,636	7.7%	$(1,307)	(19.7)%	$19,357	7.3%	$18,515	7.1%	$842	4.5%
Stock-based compensation	1,332	1.5	1,412	1.7	(80)	(5.7)	4,919	1.9	5,152	2.0	(233)	(4.5)
Transaction related costs	8,339	9.6	-	-	8,339	100.0	10,715	4.0	-	-	10,715	100.0
Professional fees	3,000	3.5	2,752	3.2	248	9.0	7,649	2.9	7,988	3.1	(339)	(4.2)
Research and development	790	0.9	765	0.9	25	3.3	2,378	0.9	1,992	0.8	386	19.4
Other	4,032	4.6	3,951	4.6	81	2.1	11,451	4.3	10,959	4.2	492	4.5
Total selling, general and administrative expenses	$22,822	26.2	$15,516	18.1	$7,306	47.1	$56,469	21.3	$44,606	17.2	$11,863	26.6

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

Total selling, general and administrative expenses increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to transaction costs associated with the pending merger with DigitalGlobe. For the three months ended September 30, 2012, this increase was partially offset by a decrease in payroll, commissions, and related costs due to a reduction in estimated bonuses and related costs.

Interest (Income) Expense, Net

The composition of interest (income) expense, net, was as follows:

	For the Three Months Ended September 30,				Change Between		For the Nine Months Ended September 30,				Change Between
	2012		2011		2012 and 2011		2012		2011		2012 and 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	%	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in thousands, except percentages)						(in thousands, except percentages)
Interest expense	$13,403	15.4%	$13,295	15.5%	$108	0.8%	$40,124	15.2%	$39,817	15.3%	$307	0.8%
Capitalized interest	(13,403)	(15.4)	(12,116)	(14.1)	(1,287)	(10.6)	(40,123)	(15.2)	(31,322)	(12.0)	(8,801)	(28.1)
Interest income	(22)	(0.0)	(57)	(0.1)	35	61.4	(1,383)	(0.5)	(246)	(0.1)	(1,137)	(462.2)
Total interest (income) expense, net	$(22)	(0.0)	$1,122	1.3	$(1,144)	(102.0)	$(1,382)	(0.5)	$8,249	3.2	$(9,631)	(116.8)

Interest (income) expense, net, includes interest expense on our 2015 and 2016 Notes, amortization of prepaid financing costs and amortization of debt discount, offset by capitalized interest and interest income.

We had interest income during the three and nine months ended September 30, 2012, compared to interest expense for the three and nine months ended September 30, 2011, primarily due to increased capitalized interest associated with the additional construction costs incurred for the GeoEye-2 satellite during 2012, as well as cash interest received during 2012 related to federal income tax refunded.

Provision for Income Taxes

Our effective tax rate was 39.7 percent before discrete items for the nine months ended September 30, 2012, and 37.2 percent for the nine months ended September 30, 2011. Income tax expense was $5.7 million and $25.0 million, including discrete benefit of $0.6 million, for the three and nine months ended September 30, 2012, respectively. Income tax expense was $8.5 million and $23.6 million for the three and nine months ended September 30, 2011, respectively. The effective tax rate has increased over the prior year due to the expiration of the research and development credit on December 31, 2011. Our effective tax rate differs from the federal tax rate primarily due to state and local income taxes.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that represents net income before interest (income) expense, net, provision for income taxes, depreciation and amortization expenses, non-cash stock-based compensation expense and other unusual items. We present Adjusted EBITDA to enhance understanding of our operating performance. We use Adjusted EBITDA as one criterion for evaluating our performance relative to that of our peers. We believe that Adjusted EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. However, Adjusted EBITDA is not a recognized term of financial performance under GAAP, and our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures of other companies.

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended September 30,		Change Between	For the Nine Months Ended September 30,		Change Between
	2012	2011	2012 and 2011	2012	2011	2012 and 2011
	(in thousands)			(in thousands)
Net income	$9,556	$14,088	$(4,532)	$39,403	$39,744	$(341)
Adjustments:
Interest (income) expense, net	(22)	1,122	(1,144)	(1,382)	8,249	(9,631)
Provision for income taxes	5,666	8,549	(2,883)	25,004	23,552	1,452
Depreciation and amortization	17,860	17,986	(126)	53,355	52,204	1,151
Transaction related costs	8,339	-	8,339	10,715	-	10,715
Non-cash stock-based compensation expense	2,043	1,928	115	7,219	7,665	(446)
Adjusted EBITDA	$43,442	$43,673	$(231)	$134,314	$131,414	$2,900

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash from operating activities, unrestricted cash, cash equivalents and short-term investments. Our primary cash needs are for capital expenditures, working capital and debt service.

We believe that the combination of our current cash position along with expected cash flow from operations should provide sufficient resources to meet our operating requirements through the next twelve months and to fund the construction and launch of GeoEye-2. However, our ability to continue to be profitable and generate positive cash flow from our operations beyond that period is dependent upon adequate U.S. government and other customer demand for our products and services. Most of our government contracts are funded incrementally on a year-to-year basis. Our largest government contract, the EnhancedView SLA, was originally awarded in August 2010 and may have up to seven additional one-year renewal options, and one nine-month renewal option remaining at September 30, 2012.

On October 31, 2012, the Company received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. The nine-month option for the remainder of the contract year through August 31, 2013 would have provided for service revenue to the Company, based upon the availability of funding, of approximately $119.25 million. During the nine months ended September 30, 2012 and 2011, revenue under the EnhancedView SLA accounted for approximately 43 percent and 42 percent, respectively, of our total revenues. For the three and nine months ended September 30, 2012, the NGA represented approximately 56 percent and 55 percent of our total revenues, respectively.

Additionally on June 22, 2012, we were notified by the NGA that it is electing not to obligate additional funding under the GeoEye-2 cost share agreement. After deducting the $111.2 million payment, which was received by us in June 2012 upon completion of the first payment milestone, there is approximately $70.0 million left in obligated funding on the contract. We are currently negotiating with the NGA to restructure the agreement and modify the specific milestones and remaining funding obligations. There is no guarantee that our negotiations with the NGA in restructuring the agreement will be successful. Further, even if we are successful in our negotiations with the NGA, there is no guarantee that the restructured or modified agreement will be on terms favorable to us. Assuming no additional funds will be obligated by the U.S. government toward the overall cost of construction and launch of GeoEye-2, the NGA will have contributed approximately 23 percent of the total original estimated cost of the GeoEye-2 program, and we will have contributed the rest. We intend to complete the construction and development of GeoEye-2 as planned in 2013.

All of our contracts with the U.S. government agencies are subject to risks of termination or reduction in scope due to changes in U.S. government policies and priorities, or reduced Congressional funding level commitments. Pursuant to the contract terms, U.S. government agencies can terminate, modify or suspend our contracts at any time with or without cause. For the three and nine months ended September 30, 2012, U.S. government agencies represented approximately 68 percent and 67 percent of our total revenues, respectively. Although the U.S. government does not intend to renew or extend our contracts at similar levels or similar terms, we believe we would most likely be able to maintain operations and continue to fund GeoEye-2 with existing cash and cash equivalents for the next twelve months.

Further, notwithstanding the NGA's intent not to renew our EnhancedView SLA for GeoEye-1 imagery we believe that the U.S. government will require Earth imagery and possibly other services in the current U.S. government fiscal year starting October 1, 2012. Additionally, to the extent capacity becomes available on our satellites due to lower U.S. government demand; we intend to make that capacity available to commercial and international customers.

Cash Flow Items

As of September 30, 2012, we had $220.9 million of cash and cash equivalents and $8.5 million of short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $238.1 million and $133.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $104.4 million in the nine months ended September 30, 2012, compared to the same period in 2011, was primarily related to the $111.2 million cost-share payment received from the NGA for our achievement of certain milestones in the construction of GeoEye-2, partially offset by changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $204.4 million and $205.8 million for the nine months ended September 30, 2012 and 2011, respectively. The consistent level of activity from 2011 to 2012 for cash used in investing activities is primarily driven by the greater redemptions of short-term investments in 2011, almost entirely offset by lower capital expenditures in 2012. As of September 30, 2012, we have incurred total capitalized costs of $773.6 million for the EnhancedView program, primarily consisting of costs for the construction of GeoEye-2.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.6 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $0.2 million in the nine months ended September 30, 2012, compared to the same period in 2011 was primarily related to an increase in the proceeds from the exercise of stock options in 2012.

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

As of September 30, 2012, our total long-term debt consisted of $125.0 million of 2016 Notes and $400.0 million of 2015 Notes, net of outstanding issue discount of $11.6 million. Under the indentures governing the 2016 and 2015 Notes, we are prohibited from paying dividends on our common stock until the principal amount of all such notes has been repaid.

The indentures governing our 2016 Notes and 2015 Notes contain covenants that restrict our ability to incur additional indebtedness unless, among other things, we can comply with fixed charge coverage ratios. We may incur additional indebtedness only if, after giving pro forma effect to that incurrence, our ratio of Adjusted cash EBITDA to total consolidated debt for the four fiscal quarters ending as of the most recent date for which internal financial statements are available meet certain levels, or we have availability to incur such indebtedness under certain baskets in the indentures. Adjusted cash EBITDA is defined as Adjusted EBITDA less amortization of deferred revenue related to the NextView agreement with the NGA in the indenture governing the 2015 Notes, and as Adjusted EBITDA less amortization of deferred revenue related to the NextView, EnhancedView or any successor agreement with the NGA in the indenture governing the 2016 Notes. As of September 30, 2012, we were in compliance with all covenants associated with each of our borrowings.

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

The Series A Preferred Stock represents an ownership interest assuming conversion of such Series A Preferred Stock to the Company’s common stock, of approximately 10 percent as of September 30, 2012. Dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 5 percent per annum of the liquidation preference of $1,000 per share, subject to declaration by the Board of Directors. The Company declared dividends on the Series A Preferred Stock of $1.0 million during the three months ended September 30, 2012 and 2011, and $3.0 million during the nine months ended September 30, 2012 and 2011. The dividend payable of $1.0 million was included in accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011.

Contracted Backlog

We have historically had, and currently have, a substantial contracted backlog. Backlog increases the visibility of our revenues and net cash provided by operating activities. The following table represents our estimated backlog as of September 30, 2012.

Backlog Available to be Recognized as Revenue:	Next Twelve Months			Beyond Twelve Months
	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
EnhancedView SLA	$25.0	$-	$25.0	$-	$1,285.2	$1,285.2
EnhancedView cost-share amortization	-	-	-	181.0	-	181.0
NextView cost-share amortization	24.2	-	24.2	105.7	-	105.7
EnhancedView - production and other services	11.6	-	11.6	48.3	553.5	601.8
Other U.S. government	20.5	6.4	26.9	0.1	3.4	3.5
Total U.S. government	81.3	6.4	87.7	335.1	1,842.1	2,177.2
International	38.3	-	38.3	9.2	-	9.2
North American commercial	25.2	-	25.2	64.9	-	64.9
Total Backlog	$144.8	$6.4	$151.2	$409.2	$1,842.1	$2,251.3

Total contract backlog includes all contractual commitments, the amounts that could be awarded and funded under these contracts and the amount of future option periods under these contract awards that could be exercised and funded, in whole or in part. Of our contract backlog as of September 30, 2012, $554.0 million is currently funded; the remaining balance of $1.85 billion represents the value of our current contracts, including their unexercised option years, which could be exercised or funded, in whole or in part, in future periods. Subject to funding and contract performance, of our contract backlog as of September 30, 2012, we could realize as revenue $151.2 million within one year, of which $144.8 million is funded and $6.4 million is not currently funded, and the balance of $2.25 billion in future periods, of which $409.2 million is currently funded and $1.84 billion is not currently funded. The amounts currently unfunded primarily relate to our EnhancedView contract and option periods that are not funded or not exercised.

Total contract backlog includes the following items: the remaining portion of the ten-year term of the EnhancedView SLA with the NGA, infrastructure design and procurement services under the EnhancedView contract with the NGA, the value of unfunded value-added products and services awarded under the EnhancedView program on a specific delivery order, access fee agreements, regional affiliate ground station operations and maintenance contracts with our international regional affiliate customers, commercial imagery contracts, other value-added products and services, the EnhancedView cost share payment, and remaining unamortized revenue from the NGA NextView cost-share payments made prior to the GeoEye-1 satellite becoming fully operational.

In addition, under the EnhancedView cost share agreement, the NGA has agreed to contribute to the overall construction and launch costs of the GeoEye-2 satellite and associated ground station equipment. The GeoEye-2 cost share payments are included in the backlog table and will be paid to the Company upon completion of the performance milestones.  The cost share payments will be recorded as deferred revenue until full acceptance by the NGA, and upon acceptance, the revenues will be recognized over the expected operational life of the satellite. In June 2012, the Company was notified by the NGA that its funding of the cost share will be limited to $181.0 million, the amount already obligated under the cost share agreement. After deducting the $111.2 million payment which was received by us in June 2012 upon completion of the first payment milestone, there is approximately $70.0 million left in obligated funding on the contract. We are currently negotiating with the NGA to restructure the agreement and modify the specific milestones and remaining funding obligations. There is no guarantee that our negotiations with the NGA in restructuring the agreement will be successful. Further, even if we are successful in our negotiations with the NGA, there is no guarantee that the restructured or modified agreement will be on terms favorable to us.

 The EnhancedView SLA contract is structured as a one-year contract, with nine one-year renewal options exercisable by the NGA. On October 4, 2011, the Company entered into an amendment to the EnhancedView SLA with the NGA exercising the first renewal option year which extended the EnhancedView SLA performance period through August 31, 2012. On June 22, 2012, we were notified by the NGA that, due to funding shortfalls, it would not exercise the full year EnhancedView SLA option for the Contract Year September 1, 2012 through August 31, 2013. Instead, the NGA proposed a three-month option providing for service revenue to the Company from September 1, 2012 through November 30, 2012 of $39.75 million, and a further nine-month option for the remainder of the Contract Year through August 31, 2013. On August 30, 2012, the NGA exercised the three-month renewal option, entering into an amendment to the EnhancedView agreement, pursuant to which the NGA extended the EnhancedView SLA for GeoEye-1 imagery  for the performance period through November 30, 2012. The amendment also created a new nine-month renewal option to extend the EnhancedView SLA for GeoEye-1 imagery for the period beginning December 1, 2012, and ending August 31, 2013. On September 13, 2012, the NGA elected to fund two of the three months of additional web hosting services for the period ending November 30, 2012.

On October 31, 2012, the Company received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. Due to this uncertainty, we have assumed that no further funding for the EnhancedView SLA for GeoEye-1 imagery in any future periods will be available to us, and therefore not included any further backlog with respect to the EnhancedView SLA for GeoEye-1 imagery beyond the amounts currently awarded and funded. As of September 30, 2012, the amount of the EnhancedView SLA currently funded was $25.0 million.

However, with regards to the EnhancedView SLA for GeoEye-2 imagery, it is our expectation that funding will be available to us, but is subject to the uncertainty of budget funding available once GeoEye-2 is operational and has been accepted by the NGA. Though we believe the U.S. government will continue to need to purchase imagery from us to meet defense intelligence needs, it is uncertain funding will be available for the EnhancedView SLA for GeoEye-1 imagery after November 30, 2012, or the EnhancedView SLA for GeoEye-2 imagery at any level.

Backlog Risks

Most of our government contracts, including the EnhancedView program, are funded incrementally on a month-to-month or year-to-year basis; however, certain foreign government and commercial customers have signed multi-year contracts. Due to the federal budgetary problems, the U.S. government has continued to deliberate broad reductions in expenditures including possible reductions to expenditures on commercial satellite imagery. This has currently impacted the contract year September 1, 2012 through August 31, 2013 under the EnhancedView program, as noted above, and may have an impact on future contract years under this program. The U.S. government drives a substantial portion of commercial imaging demand and our revenues, including EnhancedView. Changes in U.S. government policies, priorities or funding levels could materially and adversely affect our financial condition, liquidity and results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause, which would result in a reduction in our backlog.

At this time, the U.S. government’s ongoing budget process is underway and the amounts of any funding reductions to EnhancedView beyond August 31, 2013 are still unknown. As a result, these backlog amounts may and will fluctuate and may not be a reliable indicator of future revenues.

Risks associated with our business and government contracts include, but are not limited to, those described in “Risk Factors” under Part II, Item 1A of this report on Form 10-Q.

Capital Expenditures

For the three and nine months ended September 30, 2012, our capital expenditures included $41.8 million and $188.3 million for satellites and ground systems and $6.1 million and $19.4 million for property, plant and equipment, respectively.

We currently expect that total capital expenditures for 2012 will be approximately $310.0 million, of which $275.0 million would be related to our continued construction of GeoEye-2 and related infrastructure under the EnhancedView program, including $53.0 million of capitalized interest. We expect to incur the remaining $35.0 million of capital expenditures for other operating equipment infrastructure. We intend to fund our capital expenditure requirements through cash on hand and cash provided by operating activities, which includes the $111.2 million EnhancedView cost-share payment that we received during the second quarter of 2012.

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

Total rental expense under operating leases for the three months ended September 30, 2012 and 2011, was $1.0 million and $0.9 million, respectively, and for the nine months ended September 30, 2012 and 2011, was approximately $3.4 million and $3.3 million, respectively.

Contingencies

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. The actions were captioned: Behnke v. GeoEye, Inc., et al., No. 1:12-CV-826-CMH-TCB, filed on July 26, 2012; Braendli v. GeoEye, Inc., et al., No. 1:12-CV-841-CMH-TRJ, filed on July 30, 2012; and Crow v. Abrahamson, et al., No. 1:12-CV-842-CMH-TCB, filed on July 30, 2012. On September 7, 2012, the Court ordered the consolidation of the three actions. The consolidated action is captioned: In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB. The Court’s consolidation order provided for, among other things, the appointment of the law firms of Robbins Geller Rudman & Dowd LLP, Levi & Korsinsky LLP and Finkelstein Thompson LLP as members of the Plaintiffs’ Executive Committee of Lead Counsel (“Lead Counsel”) and the setting of the defendants’ response date to the amended complaint as 30 days after its filing. A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein on a classwide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on October 10, 2012. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material to GeoEye.

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

During the nine months ended September 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 1 – “General Information” in the Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the new guidance we adopted during the first quarter for the presentation of comprehensive income.

Recent Accounting Pronouncements

See Note 1 of our Notes To Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements and our expectation of their impact on our condensed consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

We are not currently exposed to the market risk associated with unfavorable movements in interest rates. All of our debt as of September 30, 2012, is fixed-rate. At September 30, 2012, the estimated fair value of our long-term debt instruments was approximately $585.0 million, compared with a carrying value of $513.4 million, net of an $11.6 million unamortized discount on our $400.0 million 2015 Notes. While changes in interest rates impact the fair value of our debt, the interest rates are fixed, and changes in the market rate will not impact our earnings and cash flows. Additionally, the Merger Agreement contemplates the repayment of all of our debt. Our available-for-sale investments generally renew every seven days and, therefore, are classified as short-term investments due to our ability to quickly liquidate or put back these securities. These financial instruments may be subject to interest rate risk through lost income, should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit our ability to invest in higher income investments.

We do not currently have any material foreign currency exposure related to our foreign subsidiaries in Asia, Netherlands, or the Middle East.

Item 4.	Controls and Procedures.

a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a - 15(e) and 15d - 15(e)) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

b)   Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In July 2012, GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC were named as defendants in three purported class action lawsuits filed in the United States District Court for the Eastern District of Virginia. The lawsuits were brought on behalf of proposed classes consisting of all public holders of GeoEye common stock, excluding the defendants and, among others, their affiliates. The actions were captioned: Behnke v. GeoEye, Inc., et al., No. 1:12-CV-826-CMH-TCB, filed on July 26, 2012; Braendli v. GeoEye, Inc., et al., No. 1:12-CV-841-CMH-TRJ, filed on July 30, 2012; and Crow v. Abrahamson, et al., No. 1:12-CV-842-CMH-TCB, filed on July 30, 2012. On September 7, 2012, the Court ordered the consolidation of the three actions. The consolidated action is captioned: In re GeoEye, Inc., Shareholder Litigation, Consol. No. 1:12-cv-00826-CMH-TCB. The Court’s consolidation order provided for, among other things, the appointment of the law firms of Robbins Geller Rudman & Dowd LLP, Levi & Korsinsky LLP and Finkelstein Thompson LLP as members of the Plaintiffs’ Executive Committee of Lead Counsel (“Lead Counsel”) and the setting of the defendants’ response date to the amended complaint as 30 days after its filing. A corrected amended complaint was filed in the consolidated action on September 24, 2012. The amended complaint contains allegations that the GeoEye board of directors breached their fiduciary duties by, among other things, failing to maximize stockholder value, agreeing to preclusive deal protection measures and failing to disclose certain information necessary to make an informed vote on whether to approve the proposed merger. DigitalGlobe is alleged to have aided and abetted these breaches of fiduciary duty. In addition, the amended complaint contains allegations that the GeoEye board of directors and DigitalGlobe violated Section 20(a) and Section 14(a) of the Securities Exchange Act of 1934, and Rule 14a-9 promulgated thereunder, by the filing of a Registration Statement allegedly omitting material facts and setting forth materially misleading information. The consolidated action seeks, among other things, a declaration that a class action is maintainable, an injunction preventing the consummation of the merger and an award of damages, costs and attorneys’ fees.

On September 28, 2012, Lead Counsel filed a motion for expedited discovery. On September 30, 2012, Lead Counsel made a confidential settlement demand requesting additional disclosures to address the alleged omissions raised in the amended complaint. On October 9, 2012, following arm’s-length negotiations, the parties to the consolidated action entered into a memorandum of understanding (the “MOU”) to settle all claims asserted therein on a classwide basis. GeoEye and the GeoEye board of directors, DigitalGlobe, 20/20 Acquisition Sub, Inc. and WorldView, LLC entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing. In connection with the MOU, DigitalGlobe agreed to make additional disclosures in Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on October 10, 2012. The settlement set forth in the MOU includes a release of all claims against defendants alleged in the corrected amended complaint, and is subject to, among other items, the execution of a stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material to GeoEye.

In the normal course of business, we may be party to other various lawsuits, legal proceedings and claims arising out of our business. We believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

Item 1A.	Risk Factors.

The risks described below, among others, could cause our actual operating results to differ materially from those indicated or suggested by our past performance and current financial condition as reported in this Form 10-Q, as well as by forward-looking statements made in our Annual Report on Form 10-K for the year ended December 31, 2011 or in our quarterly reports on Form 10-Q, or presented elsewhere by management from time to time.

Risks Related To Our Contracts

Our business is substantially dependent on U.S. government contracts.  The failure of the NGA to exercise the EnhancedView SLA option and any future modifications to the renewal options for the EnhancedView SLA will have an immediate and material adverse effect on our business, financial condition and results of operations.

Revenues from U.S. government contracts accounted for 64 percent of our total revenues for the year ended December 31, 2011, and 68 percent and 67 percent of our total revenues for the three and nine months ended September 30, 2012 respectively. Our contracts with U.S. government agencies are subject to risks of termination, with or without cause, or reduction in scope due to changes in U.S. government policies, priorities or funding level commitments to various government agencies. Our primary contract with the U.S. government, through the NGA, is the EnhancedView SLA, which was awarded and authorized on August 6, 2010.  During the calendar year 2011 we recognized $147.0 million of revenue under the EnhancedView SLA, which accounted for approximately 41 percent of our revenue that year.  During the three and nine months ended September 30, 2012, we recognized $37.5 million and $112.8 million of revenue, respectively, under the EnhancedView SLA, each representing 43 percent of our revenue for the respective periods. The EnhancedView SLA originally was structured as a one-year agreement, with nine one-year renewal options, exercisable at the NGA’s option. In October 2011, the NGA exercised its first renewal option under the contract. This contract amendment extended the EnhancedView SLA for an 11-month period beginning October 5, 2011 and ending August 31, 2012.

On June 22, 2012 we were notified by letter that, due to funding shortfalls, the NGA would not exercise the full year EnhancedView SLA option for the contract year commencing September 1, 2012. The NGA has exercised a three month option renewal of the EnhancedView SLA that commenced September 1, 2012. On October 31, 2012, we received notice from the NGA that, due to funding shortfalls, the NGA does not intend to exercise the nine-month EnhancedView SLA option with the Company for the current contract year performance period of December 1, 2012 through August 31, 2013. The NGA did indicate it might seek to renew the EnhancedView SLA by December 15, 2012, should funding become available. The nine-month option for the remainder of the contract year through August 31, 2013 would have provided for service revenue to the Company, based upon the availability of funding, of approximately $119.25 million.

The Company is materially dependent on its business with the U.S. government and anticipates such termination will have a material adverse effect on revenues and income. Loss of revenue from this customer will make us more dependent on revenue from commercial and international customers, which is difficult to forecast and subject to substantial uncertainty.

We have been notified that the NGA is reducing our cost share agreement for the development and launch of GeoEye-2.

As part of the EnhancedView award, we entered into a cost-share agreement with the NGA that contemplated approximately $337.0 million of funding for the development and launch of GeoEye-2; this amount represented approximately 42 percent of our expected GeoEye-2 development and launch expense. To date we have received $111.2 million toward such funding. The timing of any additional funding is uncertain and may depend on modifications to our cost-share agreement, further development of GeoEye-2, and any decision on our part not to accept additional cost share funding under the current agreement.

On June 22, 2012 we were notified by the NGA by letter that due to funding shortfalls for the EnhancedView program, it will not make further cost-share payments to us for the development of GeoEye-2 beyond the approximately $70.0 million remaining under the current agreement. This means that the NGA’s total cost-share contribution, should we accept the remaining $70.0 million and related modifications to our cost-share agreement, will not exceed $181.0 million, or approximately 23 percent of the total original estimated costs for GeoEye-2 development and launch expense, substantially less than we had forecasted. If we do not accept the remaining $70.0 million, the NGA’s total cost share contribution will have been $110.0 million or approximately 14 percent of the total original estimated costs for GeoEye-2. Although we intend to complete GeoEye-2 on schedule, the loss of forecasted cost-share revenue for GeoEye-2 will adversely affect our ability to fund and finance future satellite development after GeoEye-2 and additions to or replacements of our current satellites.

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

Funding of U.S. government contracts are subject to congressional budget authorization and appropriation processes. We cannot predict the extent to which total funding and/or funding for our contracts will be included, increased or reduced as part of the 2013 budget and subsequent budgets ultimately approved by Congress or will be included in separate supplemental appropriations. The impact, severity and duration of the current U.S. economic situation, economic policies adopted or to be adopted by the U.S. government, and pressures on the federal budget could also adversely affect the total funding and/or funding for our contracts. In the event that appropriations for any of our contracts become unavailable, or are reduced or delayed, one or more of our contracts may be terminated or adjusted by the U.S. government, which could have a material adverse effect on our business, financial condition and results of operations.

When the U.S. government does not complete its budget process before the end of its fiscal year, government operations are typically funded pursuant to a continuing resolution that authorizes agencies of the U.S. government to continue to operate, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay or cancel funding we expect to receive on work we are already performing. Additionally, when operating under a continuing resolution, U.S. government agencies may delay or cancel new initiatives and programs, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, when the U.S. government approaches its existing statutory limit on the amount of permissible federal debt that may be incurred, this limit must be raised in order for the U.S. government to continue to pay its obligations on a timely basis. If the debt ceiling is not raised, it is unclear how the U.S. government would prioritize its payments and where our payments would fall in that priority list. A significant portion of our work is performed under U.S. government contracts that provide generally that we will continue to perform on the contract even if the U.S. government is unable to make timely payments. Failure to continue performance under the contract may place us at risk of termination for default. Such conditions are unprecedented in the history of U.S. government fiscal policy administration, and there is no assurance that should the U.S. government fail to pass legislation in time to avoid reaching the debt ceiling, such legislation would be forthcoming in the near term. Should conditions occur such that the U.S. government or others are unable to pay us timely for work performed, we would need to finance that work from our available cash resources, credit facilities and access to the capital markets, if available. It is unclear how long the U.S. government’s payment capacity might be constrained, and therefore, how long we may be required to finance; however, it is likely that there are practical limitations on how long we could finance our operations under these circumstances. An extended delay in the timely payments by the U.S. government, if any, would likely result in a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. government policy regarding the use of commercial imagery products and service providers, or material reduction or cancellation of the U.S. government EnhancedView program may have a material adverse effect on our revenue and our ability to fund operations and achieve our growth objectives.

We understand that current U.S. government policy encourages the use of commercial imagery products and services to support U.S. national security objectives. We are considered by the U.S. government to be a commercial imagery products and services provider. U.S. government policy is subject to change, and any change in policy away from supporting the use of commercial imagery products and service providers to meet U.S. government imagery needs could materially adversely affect our business, financial condition and results of operations.

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

Our government contracts are subject to cost audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our major U.S. competitor for high-resolution satellite imagery is DigitalGlobe. DigitalGlobe currently operates three high-resolution satellites able to collect sub meter resolution imagery:  Quickbird, launched in 2001; WorldView-1, launched in September 2007; and WorldView-2, launched in October 2009. DigitalGlobe’s three satellite constellation offers more collection capacity than GeoEye’s two satellite constellation of GeoEye-1 and IKONOS. While we believe GeoEye-1 offers the highest-resolution and positional accuracy of any commercial imagery satellite in the world, some customers may value collection capacity over image quality. In 2011, Astrium successfully launched their Pleiades satellite which collects sub meter imagery. DigitalGlobe also announced intentions to expand their distribution option for international customers, known as the Direct Access Program. The emergence of Astrium as a commercial imagery vendor that offers radar, medium-resolution, and high-resolution imaging capabilities and DigitalGlobe’s increased investment in international growth could lead to increased pricing competition and put our market share at risk.

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

Risks Related to the Merger

Our Merger Agreement with DigitalGlobe, Inc. is subject to certain conditions beyond our control.

On July 22, 2012 we entered into an Agreement and Plan of Merger, or Agreement, with DigitalGlobe, Inc. under which our stockholders are to receive newly issued shares of DigitalGlobe common stock and cash (and, for our preferred holders, DigitalGlobe preferred stock and cash) in exchange for their shares in GeoEye.  Consummation of the merger is subject to certain conditions beyond our control, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act, consent of the Federal Communications Commission, or FCC, no pending temporary restraining order or preliminary or final injunction, receipt of certain tax opinions and the approval of the stockholders of both GeoEye and DigitalGlobe. DigitalGlobe also has a right to terminate the Agreement based upon receipt by it of a superior proposal (as defined in the Agreement) or other intervening event beyond our control prior to approval of the merger by its stockholders. If the merger is not consummated there could be an adverse effect on the market price for our common stock.

GeoEye stockholders cannot be sure of the value of the DigitalGlobe common stock to be issued in the merger as the aggregate number of shares of DigitalGlobe common stock to be issued in the merger is fixed and the market price of shares of DigitalGlobe common stock will fluctuate.

To the extent any GeoEye stockholder elects to receive the mixed cash/stock consideration or fails to make any election with respect to any GeoEye common stock, such GeoEye stockholder will receive for each share of GeoEye common stock subject to the mixed cash/stock election the combination of (x) $4.10 in cash and (y) 1.137 shares of DigitalGlobe common stock; furthermore, to the extent any GeoEye stockholder elects to receive the all stock consideration, such GeoEye stockholder will receive for each share of GeoEye common stock subject to the all stock consideration, 1.425 shares of DigitalGlobe common stock (which may be prorated depending on the extent other GeoEye stockholders elect to receive mixed cash/stock consideration, cash consideration and/or stock consideration.).

In all cases, the aggregate number of shares of DigitalGlobe common stock to be issued pursuant to the Agreement is fixed and will not change to reflect changes in the market price of GeoEye or DigitalGlobe common stock. The market price of DigitalGlobe common stock at the time of completion of the merger may vary significantly from the market prices of DigitalGlobe common stock on the last trading date before the Agreement was executed, on the date of this joint proxy statement/prospectus, on the date a GeoEye stockholder makes an election with respect to the merger consideration, on the date of the respective special meetings of DigitalGlobe stockholders or GeoEye stockholders or on the date of the effective time of the merger.

In addition, the merger might not be completed until a significant period of time has passed after the special meetings of GeoEye stockholders and DigitalGlobe stockholders. Because the exchange ratio will not be adjusted to reflect any changes in the market value of GeoEye common stock or DigitalGlobe common stock, the market value of the DigitalGlobe common stock issued in connection with the merger and the GeoEye common stock surrendered in connection with the merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from, among other things, changes in the business, operations or prospects of GeoEye or DigitalGlobe prior to or following the merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of GeoEye and DigitalGlobe.  Neither GeoEye nor DigitalGlobe is permitted to terminate the Agreement solely because of changes in the market price of either company’s common stock.

GeoEye stockholders may receive a form or combination of consideration different from what they elect.

Only GeoEye stockholders who elect to receive the mixed cash/stock election amount and those that make no election can be assured of the exact amount of shares of DigitalGlobe common stock and cash they will receive in the merger. While each holder of GeoEye common stock may elect to receive all cash, all DigitalGlobe common stock or a combination of cash and DigitalGlobe common stock pursuant to the Agreement, the pools of cash and DigitalGlobe common stock available for all GeoEye stockholders is fixed. Depending on the elections made by other GeoEye stockholders, if a holder of GeoEye common stock elects to receive all cash pursuant to the merger, such holder may receive a portion of the merger consideration in DigitalGlobe common stock and if a holder of GeoEye common stock elects to receive all DigitalGlobe common stock pursuant to the merger, such holder may receive a portion of the merger consideration in cash. Accordingly, GeoEye stockholders who vote in favor of the merger proposal and elect to receive only cash cannot be assured that they will not receive a portion of their consideration in DigitalGlobe common stock, and GeoEye stockholders who vote in favor of the merger proposal and elect to receive only DigitalGlobe common stock cannot be assured that they will not receive a portion of their merger consideration in cash. If a holder of GeoEye common stock does not submit a properly completed and signed election form to the exchange agent by the election deadline, then such stockholder will have no control over the type of merger consideration such stockholder may receive, and, consequently, will receive the mixed cash/stock consideration amount.

If a GeoEye stockholder delivers shares of GeoEye common stock to make an election, such GeoEye stockholder will not be able to sell those shares unless the GeoEye stockholder revokes his or her election prior to the election deadline.

If you are a holder of GeoEye common stock and want to make an election, you must deliver to the exchange agent by the election deadline a properly completed and signed election form along with stock certificates (or a properly completed notice of guaranteed delivery) or, in the case of book-entry shares, any additional documents specified in the procedures set forth in the election form. You will not be able to sell any shares of GeoEye common stock that you have delivered to the exchange agent unless you revoke your election before the deadline by providing written notice to the exchange agent. If you do not revoke your election, you will not be able to liquidate your investment in GeoEye common stock for any reason until you receive cash and/or DigitalGlobe common stock pursuant to the merger. In the time between delivery of your shares to the exchange agent and the closing of the merger, the market price of GeoEye common stock or DigitalGlobe common stock may change, and you might otherwise want to sell your shares of GeoEye common stock to gain access to cash, make other investments, or reduce the potential for a decrease in the value of your investment.

Current GeoEye and DigitalGlobe stockholders will have a reduced ownership and voting interest after the merger.

DigitalGlobe will issue or reserve for issuance approximately 26.0 million shares of DigitalGlobe common stock to GeoEye common stockholders in the merger (including shares of DigitalGlobe common stock to be issued in connection with outstanding GeoEye equity awards). As a result of these issuances, current GeoEye and DigitalGlobe stockholders are expected to hold approximately 36 percent and 64 percent, respectively, of the combined company’s outstanding common stock immediately following completion of the merger.

GeoEye and DigitalGlobe stockholders currently have the right to vote for their respective directors and on other matters affecting their respective company. When the merger occurs, each GeoEye stockholder that receives shares of DigitalGlobe stock will become a stockholder of DigitalGlobe with a percentage ownership of the combined company that will be smaller than the stockholder’s percentage ownership of GeoEye. Correspondingly, each DigitalGlobe stockholder will remain a stockholder of DigitalGlobe with a percentage ownership of the combined company that will be smaller than the stockholder’s percentage of DigitalGlobe prior to the merger. As a result of these reduced ownership percentages, former GeoEye stockholders will have less voting power in the combined company than they now have with respect to GeoEye, and DigitalGlobe stockholders will have less voting power in the combined company than they now have with respect to DigitalGlobe. Accordingly, former GeoEye stockholders will have less influence over management of a combined company than they now have with respect to GeoEye, and DigitalGlobe stockholders will have less influence over management of a combined company than they now have with respect to DigitalGlobe.

Provisions of the Agreement may deter alternative business combinations.

Restrictions in the Agreement on solicitation generally prohibit GeoEye and DigitalGlobe from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to the stockholders of GeoEye or DigitalGlobe when compared to the terms and conditions of the merger described in this joint proxy statement/prospectus. In addition, if the Agreement is terminated, under certain specified circumstances, GeoEye or DigitalGlobe could be required to pay the other a termination fee of $20.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to holders of GeoEye common stock or holders of DigitalGlobe stock than the transaction described in the joint proxy statement/prospectus filed by GeoEye and DigitalGlobe.

GeoEye and DigitalGlobe will be subject to various uncertainties and contractual restrictions while the merger is pending that could adversely affect their financial results.

Uncertainty about the effect of the merger on employees, suppliers, vendors and customers may have an adverse effect on GeoEye and/or DigitalGlobe. These uncertainties may impair GeoEye’s and/or DigitalGlobe’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers, vendors and others who deal with GeoEye or DigitalGlobe to seek to change existing business relationships with GeoEye or DigitalGlobe. Employee retention and recruitment may be particularly challenging prior to completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources of either or both companies. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the transition and integration process could affect GeoEye’s and/or DigitalGlobe’s financial results prior to the merger and the combined company’s financial results post-merger.

In addition, the Agreement restricts each of GeoEye and DigitalGlobe, without the other party’s consent, from making certain acquisitions and dispositions and taking other specified actions while the merger is pending.  These restrictions may prevent GeoEye and/or DigitalGlobe from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the merger or termination of the Agreement.

If completed, the merger may not achieve its intended results, and GeoEye and DigitalGlobe may be unable to successfully integrate their operations.

GeoEye and DigitalGlobe entered into the Agreement with the expectation that the merger will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the respective businesses and assets of GeoEye and DigitalGlobe can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.  Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The merger could unfavorably impact negotiations or existing agreements with the NGA or other customers.

Both GeoEye and DigitalGlobe have historically derived a substantial portion of their revenues from contracts with the NGA. These contracts may be terminated in the future, or may not be renewed or extended, and the loss of any contract would materially reduce the revenue and could have a material adverse effect on the financial condition and results of operations of GeoEye, DigitalGlobe or the combined company. Whether or not the merger is consummated, the announcement and pendency of the merger could disrupt the respective companies’ business relationships with the NGA or other current customers, who may alter, delay or defer decisions regarding current and future arrangements with GeoEye or DigitalGlobe because of the pending merger. These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the Agreement and could have an adverse effect on the respective businesses and financial results of GeoEye, DigitalGlobe or the combined company.

GeoEye may elect to launch or ship for launch its GeoEye-2 satellite, which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger.

Both companies believe that the merger could create significant benefits for the combined company, including by operating more effectively and integrating the GeoEye and DigitalGlobe satellites into one satellite operations infrastructure and optimizing the size of the satellite constellation. If GeoEye ships or launches GeoEye-2 prior to the closing of the merger, DigitalGlobe will have the right to terminate the Agreement. Even if DigitalGlobe elects to proceed with the merger, the shipment or launch of GeoEye-2 may impair the ability of the combined company to integrate the infrastructure of the combined company and the ability to achieve the anticipated benefits of the merger may be adversely affected. Although DigitalGlobe has the right to terminate the Agreement in the event GeoEye launches or ships for launch any satellite, DigitalGlobe may elect not to terminate and to instead proceed with the transaction despite the potential loss of certain anticipated synergies.

If the combined company elects to place a satellite in ground storage, the satellite will be subject to degradation, damage or obsolescence of certain capabilities, which could adversely affect the combined company’s ability to fully achieve the anticipated benefits of the merger.

GeoEye and DigitalGlobe each have a satellite under construction, GeoEye-2 and WorldView-3, respectively. To obtain the anticipated benefits of the merger, the combined company plans to optimize the size of the satellite constellation and anticipates placing in storage one of the two satellites currently being built until such time as incremental capacity or a replacement for an existing satellite is required. Each of the satellites includes advanced technologies and sensors, and extended periods of storage could result in degradation which may not be fully covered by applicable insurance or obsolescence of certain capabilities of the satellite. In addition, the satellite will be subject to damage or destruction while in storage which may not be fully covered by applicable insurance. If the satellite requires upgrades or is damaged while on the ground, DigitalGlobe may need additional time and may incur substantial expense. Any inability to upgrade, repair or replace the stored satellite in a timely manner could adversely affect the combined company’s ability to fully achieve the anticipated benefits of the merger.

GeoEye and DigitalGlobe may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the merger or, in order to do so, GeoEye and DigitalGlobe may be required to comply with material restrictions or conditions that may negatively affect the combined company after the merger is completed or cause them to abandon the merger. Failure to complete the merger could negatively affect the future business and financial results of GeoEye and DigitalGlobe.

Completion of the merger is contingent upon, among other things, the expiration or termination of the applicable HSR Act waiting period and required regulatory approvals or consents from the FCC and NOAA or the Department of Commerce. Both we and DigitalGlobe have received a second request for information and documents from the Antitrust Division of the U.S. Department of Justice, and while we are cooperating in responding to the request, it may take several months to comply fully with the request. GeoEye and DigitalGlobe can provide no assurance that all required regulatory authorizations, approvals or consents will be obtained or that the authorizations, approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the merger.

The respective special meetings of GeoEye and DigitalGlobe stockholders at which the merger-related proposals will be considered may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known.

Satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, GeoEye and DigitalGlobe expect. Any delay in completing, or any additional conditions imposed in order to complete, the merger may materially adversely affect the synergies and other benefits that GeoEye and DigitalGlobe expect to achieve from the merger and the integration of their respective businesses.

Neither GeoEye nor DigitalGlobe can make any assurances that it will be able to satisfy all the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, the financial results of GeoEye and/or DigitalGlobe may be adversely affected and GeoEye and/or DigitalGlobe may be subject to several risks, including, but not limited to:

•	payment to the other of a termination fee of approximately $20.0 million, as specified in the Agreement, depending on the nature of the termination;

•	payment of costs relating to the merger, whether or not the merger is completed;

•	loss of investor confidence as a result of failure to complete the merger; and/or

•	being subject to litigation related to any failure to complete the merger.

The pro forma financial statements and financial forecasts included in the joint proxy statement/prospectus filed by GeoEye and DigitalGlobe are presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the merger.

The pro forma financial statements and financial forecasts contained in the joint proxy statement/prospectus filed by GeoEye and DigitalGlobe are presented for illustrative purposes only, are based on various adjustments, assumptions and preliminary estimates and may not be an indication of the combined company’s financial condition or results of operations following the merger for several reasons. The prospective financial information was prepared during the period prior to the execution of the Agreement on July 22, 2012 and has not been updated. The actual financial condition and results of operations of the combined company following the merger may not be consistent with, or evident from, these pro forma financial statements or financial forecasts. In addition, the assumptions used in preparing the pro forma financial information and financial forecasts may not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations following the merger.  Any potential decline in the combined company’s financial condition or results of operations may cause significant variations in the stock price of the combined company.

GeoEye and DigitalGlobe will incur substantial transaction fees and costs in connection with the merger.

GeoEye and DigitalGlobe expect to incur non-recurring expenses totaling approximately $60.1 million, which are primarily transaction costs.  In addition to these expenses, we expect issuance costs of $28.9 million to be incurred and capitalized in connection with the refinancing of the indebtedness of both companies. Additional unanticipated costs may be incurred in the course of the integration of the respective businesses of GeoEye and DigitalGlobe. The companies cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

Certain directors, executive officers and specific stockholders of GeoEye and DigitalGlobe have interests in the merger that are different from, or in addition to, those of other GeoEye and DigitalGlobe stockholders, which could have influenced their decisions to support or approve the merger.

Certain directors and executive officers of GeoEye and DigitalGlobe have interests in the merger that differ from, or that are in addition to, their interests as stockholders of GeoEye and DigitalGlobe. These interests include, among others, continued service as a director or an executive officer of the combined company, and the accelerated vesting of certain equity awards and/or certain severance benefits in connection with the merger.

In addition, GeoEye and DigitalGlobe have entered into voting agreements with certain directors, executive officers and specific stockholders of GeoEye and DigitalGlobe, in each case solely in the party’s capacity as a stockholder. These voting agreements require the stockholders to vote in favor of the proposals to be voted on at the GeoEye or DigitalGlobe special meeting of stockholders, as applicable, and to vote against certain actions. The voting agreements specifically do not limit or restrict the rights and obligations of a stockholder in their capacity as a director or officer of GeoEye or DigitalGlobe, as applicable, and in no way restricts any director or officer of GeoEye or DigitalGlobe, as applicable, in the exercise of their fiduciary duties as a director or officer of GeoEye or DigitalGlobe, as applicable. However, these voting agreements do limit the rights of these stockholders, solely in their capacity as stockholders, to vote against the proposals to be voted on at each company’s special meeting of stockholders, and for certain other actions.

These interests, among others, may influence the directors and executive officers of DigitalGlobe to support or approve the share issuance proposal and/or the directors and executive officers of GeoEye to support or approve the merger.

Risks Related to Our Capital Structure and Strategy

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

The terms of the 2015 Notes and 2016 Notes, or Indentures, require us to obtain launch and in-orbit insurance for any future satellites we construct and launch and require us to maintain specified levels of in-orbit operation insurance for GeoEye-1, to the extent that such coverage can be obtained at a premium that is not disproportionately high. With respect to GeoEye-1, we currently carry $260.3 million of in-orbit insurance, consisting of $195.8 million of in-orbit insurance, expiring December 1, 2012, and $64.5 million of in-orbit insurance in the event of the total loss of the satellite, expiring December 1, 2012. We believe, that under current market conditions, the premiums for additional coverage would be disproportionately high. This insurance is not sufficient to cover the cost of a replacement high-resolution imagery satellite such as GeoEye-1 or to provide us with sufficient funds to repurchase all of the 2015 Notes and the 2016 Notes then outstanding in the event that, as a result of such a loss, we are required to make a mandatory offer to repurchase the 2015 Notes and the 2016 Notes.  We will seek to obtain insurance coverage for GeoEye-2 and all future satellites as required under the 2015 Notes and the 2016 Notes. However, any failure to obtain required insurance could cause a default under the 2015 Notes and the 2016 Notes, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our debt currently has a non-investment grade credit rating, and any credit rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2015 Notes and 2016 Notes. Credit ratings are not recommendations to purchase, hold or sell the 2015 Notes and 2016 Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the 2015 Notes and 2016 Notes. Any downgrade by a rating agency could decrease earnings and may result in higher borrowing costs in the future.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the 2015 Notes and 2016 Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell the 2015 Notes and 2016 Notes without a substantial discount.

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

Item 6.	Exhibits.

(a)	Exhibits:

Incorporated by Reference
Exhibit No	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Amendment No. 1, dated August 30, 2012, to Agreement and Plan of Merger, dated as of July 22, 2012, by and among GeoEye, Inc., 20/20 Acquisition Sub, Inc., WorldView, LLC, and DigitalGlobe, Inc.#	8-K	001-33015	2.1	8/30/2012

10.1#	Modification P00025 to Contract No. HM0210-10-C-003 with U.S. National Geospatial-Intelligence Agency.					X

31.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer, Matthew M. O’Connell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Company’s Chief Financial Officer, Joseph F. Greeves, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.
The following financial information from GeoEye, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.
X

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GeoEye, Inc.

Date: November 6, 2012	/s/ Matthew M. O’Connell
Matthew M. O’Connell
Chief Executive Officer

Date: November 6, 2012	/s/ Joseph F. Greeves
Joseph F. Greeves
Executive Vice President and Chief Financial Officer

Date: November 6, 2012	/s/ Jeanine J. Montgomery
Jeanine J. Montgomery
Vice President, Accounting and Corporate Controller